Form 10-K405
period 1996-12-31
MEDIALINK WORLDWIDE INC
filed 1997-04-29
CIK 812890

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1996

                         Commission File Number 0-21989

                        Medialink Worldwide Incorporated
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                        4899                  52-1481284
---------------------------- ---------------------------- ----------------------
(State or other jurisdiction (Primary Standard Industrial    (I.R.S. Employer
     of incorporation or      Classification Code Number) Identification Number)
       organization)

                   708 Third Avenue, New York, New York    10017
               ---------------------------------------- ----------
               (Address of principal executive offices) (Zip Code)

                                 (212) 682-8300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                                            Name of each exchange on
                 Title of Each Class           which registered
                 -------------------           ----------------

            Common Stock, $.01 par value    The Nasdaq Stock Market

Pursuant to Rule 15d-2 of the Securities Exchange Act of 1934, this Form 10-K contains only financial statements for the fiscal year ended December 31, 1996.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The issuer's revenues for its most recent fiscal year ended December 31, 1996 were $15,831,023.

The aggregate market value of the voting stock held by non-affiliates of the registrant amounted to $28,402,825 at the close of business on April 25, 1997. The number of shares outstanding of each of the registrant's classes of common stock, as of the close of business on April 25, 1997, was 5,047,933.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Medialink Worldwide Incorporated:

We have audited the accompanying balance sheets of Medialink Worldwide Incorporated as of December 31, 1995 and 1996 and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medialink Worldwide Incorporated as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                                       /s/ KPMG Peat Marwick LLP

                                                           KPMG Peat Marwick LLP

February 20, 1997
New York, New York

                       MEDIALINK WORLDWIDE INCORPORATED
                                BALANCE SHEETS
                          December 31, 1995 and 1996

                                                                                1995               1996
                                                                                ----               ----
                                   ASSETS

Current Assets:
   Cash and cash equivalents                                                 $   306,678        $   675,469
   Accounts receivable, less allowance for doubtful accounts of
       $161,367 and $162,891 in 1995 and 1996, respectively (Note 2)           2,418,029          4,317,177
   Prepaid expenses and other current assets                                     262,492            131,703
   Deferred tax assets - current portion (Note 5)                                617,314             84,302
                                                                             -----------        -----------
       Total current assets                                                    3,604,513          5,208,651
                                                                             -----------        -----------
Property and Equipment:
   Furniture and fixtures                                                        184,292            297,458
   Office equipment                                                              604,599            942,008
   Leasehold improvements                                                        174,621            309,473
                                                                             -----------        -----------
                                                                                 963,512          1,548,939
       Less: accumulated depreciation                                            419,132            637,621
                                                                             -----------        -----------
          Net property and equipment                                             544,380            911,318
Due from officers                                                                  6,532              7,000
Goodwill, net of amortization (Note 10)                                               --            646,668
Deferred tax assets (Note 5)                                                     134,389             55,088
Other intangible assets (Note 10)                                                     --            285,332
Deferred offering costs                                                               --            908,767
Other assets                                                                      97,518             98,992
                                                                             -----------        -----------
          Total assets                                                       $ 4,387,332        $ 8,121,816
                                                                             ===========        ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of obligations under capital leases (Note 3)              $        --        $    11,699
   Current portion of long-term debt (Note 10)                                        --             47,143
   Current portion of covenant not to compete (Note 10)                               --             70,000
   Accounts payable                                                            1,586,561          1,964,250
   Accrued expenses                                                              229,009          1,969,631
   Income taxes payable                                                           67,132             87,381
                                                                             -----------        -----------
       Total current liabilities                                               1,882,702          4,150,104
Commitment not to compete, excluding current portion (Note 10)                        --            236,977
Deferred rent payable                                                             79,878             55,418

Obligation under capital leases, excluding current portion (Note 3)                   --             27,817
Long-term debt, excluding current portion (Note 10)                                   --            273,950
                                                                             -----------        -----------
      Total liabilities                                                        1,962,580          4,744,266
                                                                             -----------        -----------
Stockholders' Equity (Note 4):
   Series A, 10% cumulative convertible preferred stock, $1.50 par value.
      Authorized, issued and outstanding 655,417 shares                          983,126            983,126
   Series B, 10% cumulative convertible preferred stock, $1.35 par value.
      Authorized, issued and outstanding 475,185 shares                          641,500            641,500
   Series C, 10% cumulative convertible preferred stock, $2.75 par value.
      Authorized 645,455 shares; issued and outstanding 629,130 shares         1,730,107          1,730,107
   Common stock, $.01 par value. Authorized 15,000,000 shares:
      issued and outstanding 906,743 and 936,264 shares in 1995
      and 1996 respectively                                                        9,067              9,363
   Additional paid-in capital                                                    352,524            520,165
   Accumulated deficit                                                        (1,289,882)          (446,254)
   Equity adjustment for foreign currency translation                             (1,690)           (60,457)
                                                                             -----------        -----------
      Total stockholders' equity                                               2,424,752          3,377,550
                                                                             -----------        -----------
      Total liabilities and stockholders' equity                             $ 4,387,332        $ 8,121,816
                                                                             ===========        ===========

                 See accompanying notes to financial statements

                        MEDIALINK WORLDWIDE INCORPORATED
                            STATEMENTS OF OPERATIONS
                  Years ended December 31, 1994, 1995 and 1996

                                                                1994                 1995                  1996
                                                                ----                 ----                  ----
Revenues                                                   $    7,547,761       $    10,624,680       $    15,831,023
Direct costs                                                    3,038,503             4,553,349             6,382,882
                                                           --------------       ---------------       ---------------
      Gross Profit                                              4,509,258             6,071,331             9,448,141
General and administrative expense (Note 3)                     4,068,786             5,373,307             7,952,878
                                                           --------------       ---------------       ---------------
      Operating income                                            440,472               698,024             1,495,263
Other income (expense):
   Interest expense                                               (6,205)                    --              (29,403)
   Interest and other income                                        7,062                15,273                22,501
                                                           --------------       ---------------       ---------------
      Income before income taxes                                  441,329               713,297             1,488,361
Income tax (benefit) expense                                  (1,022,963)               332,062               644,733
                                                           --------------       ---------------       ---------------
      Net income                                           $    1,464,292       $       381,235       $       843,628
                                                           ==============       ===============       ===============

Net income applicable to common stock                      $    1,128,819       $        45,762       $       508,155
                                                           ==============       ===============       ===============
Pro forma net income per common
   and common equivalent share - unaudited (Note 9)                                       $0.11                 $0.25
                                                                                          =====                 =====

                 See accompanying notes to financial statements

                        MEDIALINK WORLDWIDE INCORPORATED
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      Series A, 10%            Series B, 10%             Series C, 10%
                                                       cumulative               cumulative                 cumulative
                                                       convertible              convertible                convertible
                               Common stock           preferred stock          preferred stock           preferred stock
                         -----------------------   ---------------------   ----------------------   ------------------------
                           No. of                   No. of                  No. of                   No. of
                           shares     Par value     shares     Par value    shares     Par value     shares      Par value
                         ----------   ----------   ---------   ---------   ---------   ----------   ---------   -----------
Balance at December 31,
   1993                     901,943   $    9,019     655,417   $ 983,126     475,185   $  641,500     629,130   $ 1,730,107
Net income                       --           --          --          --          --           --          --            --
Translation adjustment           --           --          --          --          --           --          --            --
                         ----------   ----------   ---------   ---------   ---------   ----------   ---------   -----------
Balance at December 31,
   1994                     901,943        9,019     655,417     983,126     475,185      641,500     629,130     1,730,107
Stock options exercised       4,800           48          --          --          --           --          --            --
Net income                       --           --          --          --          --           --          --            --
Translation adjustment           --           --          --          --          --           --          --            --
                         ----------   ----------   ---------   ---------   ---------   ----------   ---------   -----------
Balance at December 31,
   1995                     906,743        9,067     655,417     983,126     475,185      641,500     629,130     1,730,107
Issuance of common stock     26,521          266          --          --          --           --          --            --
Stock options exercised       3,000           30          --          --          --           --          --            --
Net Income                       --           --          --          --          --           --          --            --
Translation adjustment           --           --          --          --          --           --          --            --
                         ----------   ----------   ---------   ---------   ---------   ----------   ---------   -----------
Balance at December 31,
   1996                     936,264   $    9,363     655,417   $ 983,126     475,185   $  641,500     629,130   $ 1,730,107
                         ==========   ==========   =========   =========   =========   ==========   =========   ===========


                                                      Equity
                                                    adjustment
                          Additional                for foreign       Total
                          paid-in     Accumulated    currency     stockholders'
                          capital       deficit     translation      equity
                         -----------  ------------  ------------  ------------
Balance at December 31,
   1993                  $  346,572   $ (3,135,409) $  (17,955)   $    556,960
Net income                       --      1,464,292          --       1,464,292
Translation adjustment           --             --      (4,706)         (4,706)
                         ----------   ------------  ----------    ------------

Balance at December 31,
   1994                     346,572     (1,671,117)    (22,661)      2,016,546
Stock options exercised       5,952             --          --           6,000
Net income                       --        381,235          --         381,235
Translation adjustment           --             --      20,971          20,971
                         ----------   ------------  ----------    ------------
Balance at December 31,
   1995                     352,524     (1,289,882)     (1,690)      2,424,752
Issuance of common stock    163,921             --          --         164,187
Stock options exercised       3,720             --          --           3,750
Net Income                       --        843,628          --         843,628
Translation adjustment           --             --     (58,767)        (58,767)
                         ----------   ------------  ----------    ------------
Balance at December 31,
   1996                  $  520,165   $   (446,254) $  (60,457)   $  3,377,550
                         ==========   ============  ==========    ============

                 See accompanying notes to financial statements

                        MEDIALINK WORLDWIDE INCORPORATED
                            STATEMENTS OF CASHFLOWS
                  Years ended December 31, 1994, 1995 and 1996

                                                                       1994          1995          1996
                                                                       ----          ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $  1,464,292  $    381,235  $    843,628
   Adjustments to reconcile income to net cash
      provided in operating activities:

      Depreciation and amortization                                     127,377       148,509       422,705
      Provision for bad debts                                             5,601        74,701       147,702
      Equity adjustment for foreign currency translation                 (4,706)       20,971       (58,767)
      Loss on disposal of assets                                             --        22,489            --
      Deferred income taxes                                          (1,047,983)      296,280       612,313
      Deferred rent payable                                              (5,951)       71,445       (24,460)
      Increase in accounts receivable                                  (375,383)   (1,154,422)   (1,758,135)
      Decrease in due from officers                                          --            --          (468)
      (Increase) decrease in prepaid expenses and other
          current assets                                                (41,993)      (94,713)      132,322
      Increase in accounts payable and accrued expenses                 261,133       635,325     1,804,666
      Increase in income taxes payable                                   23,313        33,187        20,249
                                                                   ------------  ------------  ------------
          Total adjustments                                          (1,058,592)       53,772     1,298,127
                                                                   ------------  ------------  ------------
          Net cash provided by operating activities                     405,700       435,007     2,141,755
                                                                   ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Net cash used in acquisition of PR Data Systems, Inc.                  --            --      (119,801)
      Additions to property and equipment                              (127,407)     (394,496)     (647,933)
      Increase in other assets                                          (60,117)       (2,247)         (578)
                                                                   ------------  ------------  ------------
          Net cash used in investing activities                        (187,524)     (396,743)     (768,312)
                                                                   ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Deferred offering costs                                                --            --      (908,767)
      Proceeds from exercise of stock options                                --         6,000         3,750
      Proceeds from issuance of common stock                                 --            --         9,186
      Principal payments under covenant not to compete                       --            --       (10,059)
      Principal payments under capital lease obligations                     --            --        (4,875)
      Repayments of note payable - bank                                (180,000)           --       (84,980)
      Repayments of long-term debt                                           --            --        (8,907)
                                                                   ------------  ------------  ------------
          Net cash (used) provided by financing activities             (180,000)        6,000    (1,004,652)
                                                                   ------------  ------------  ------------
          Net increase in cash and cash equivalents                      38,176        44,264       368,791
          CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                224,238       262,414       306,678
                                                                   ------------  ------------  ------------
          CASH AND CASH EQUIVALENTS AT END OF YEAR                 $    262,414  $    306,678  $    675,469
                                                                   ============  ============  ============

                 See accompanying notes to financial statements

                        MEDIALINK WORLDWIDE INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

(1) Summary of Significant Accounting Policies

         (a) Description of Business

         Medialink Worldwide Incorporated (the "Company") is a Delaware corporation incorporated on September 24, 1986. In August 1996 the Company changed its name from Video Broadcasting Corporation. The Company is a worldwide provider of video and audio production and distribution services for business and other organizations that seek to communicate their news through television, radio and other media. Since July 18, 1996, as a result of the acquisition of substantially all of the assets and liabilities of PR Data Systems Inc. ("PR Data"-see note 10), the Company has expanded its research capabilities and added print news release distribution services. The Company has seven offices in the United States and one office in the United Kingdom ("UK").

         (b) Revenue Recognition

         Fees earned from the distribution and monitoring of video news releases and the distribution of printed news releases are recognized in the period that the release is distributed. Fees earned for satellite media tours and producing video news releases and live broadcasts are recognized in the period that services are performed.

         (c) Property and Equipment

         Property and equipment are stated at cost. Depreciation on property and equipment is computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset.

         (d) Deferred Rent Payable

         In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Company recognizes rental costs on a straight-line basis over the fixed term of the lease period. Deferred rent payable represents the excess of rental expense recorded over rental payments to date.

         (e) Cash and Cash Equivalents

         The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At December 31, 1995 and 1996, cash equivalents consisted of amounts on deposit in money market accounts amounting to $109,159 and $55,882, respectively.

         (f) Foreign Currency Translation

         Foreign operations' financial statements are translated to U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign

Currency Translation." Assets and liabilities of the foreign bureau are translated into U.S. dollars at year-end rates of exchange. Statements of operations accounts are translated at the average exchange rate prevailing during the year. Resulting translation adjustments are reported as a separate component of stockholders' equity.

         (g) Income Taxes

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109). Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to

                        MEDIALINK WORLDWIDE INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS-(continued)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(1) Summary of Significant Accounting Policies-(Continued)

differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (h) Use of Estimates

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         (i) Fair Value of Financial Instruments

         The carrying values of financial instruments approximate their estimated fair value because of the short maturity of these instruments.

         (j) Stock option plans

         Prior to January 1, 1996 the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current value of the underlying stock exceeded the exercise price. On January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure requirements of SFAS 123.

(2) Note Payable-Bank

         In March 1995, the Company entered into a credit facility with a bank. Under this agreement, the Company can borrow up to the lesser of $500,000 or 70% of the eligible accounts receivable, as defined in the agreement, through February 28, 1997. The interest rate for the bank borrowings is the prime rate plus 1.00% and is payable monthly. The loan is secured by the Company's accounts receivable and all other assets of the Company. No borrowings were outstanding under this credit facility at December 31, 1995 and 1996. The loan agreement requires the Company to meet certain financial ratio tests and prohibits the payment of cash dividends.

         Borrowings in 1994 under a previous credit facility with another bank bore interest at the prime rate plus 1 3/4%.

                        MEDIALINK WORLDWIDE INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS-(continued)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(3) Lease Commitments

         The Company has several noncancelable operating leases for office space expiring at various dates through 2004. As of December 31, 1996, future minimum lease payments under noncancelable operating leases are as follows:

                   Year ending December 31,                         Amount
                   ------------------------                         ------
                   1997                                           $762,856
                   1998                                            776,198
                   1999                                            640,634
                   2000                                            509,780
                   2001                                            475,940
                   2002                                            435,165
                   Thereafter                                      879,965
                                                                   -------
                                                                $4,480,538
                                                                ==========

         Total rent expense for operating leases in the years ended December 31, 1994, 1995 and 1996 was $368,171, $326,916 and $637,807, respectively.


         The Company leases copier equipment under capital leases. Minimum future lease payments under capital leases at December 31, 1996 are:

                  Year ending December 31,

                  1997                                              14,963
                  1998                                              14,963
                  1999                                              17,919
                  2000                                                 351
                                                                   -------
                  Total minimum lease payments                      48,196
                  Less amount representing interest                 (8,680)
                                                                    -------
                  Present value of net minimum lease payments       39,516
                  Less current portion                             (11,699)
                                                                   --------
                                                                  $ 27,817
                                                                  ========

(4) Stockholders' Equity

         Stock Split

         In July 1996, the Company effected a 1.2 for one stock split. In addition, the Company restated its Certificate of Incorporation to increase its authorized capitalization from 5,000,000 shares of common stock, par value $.0l per share ("Common Stock"), to 15,000,000 shares. These changes resulted in an increase in Common Stock and corresponding decrease in additional paid-in capital. All per share data and references to numbers of shares have been restated for all periods presented to reflect these changes.

         Initial Public Offering

         On January 29, 1997 the Company completed a public offering of 2,000,000 shares of its common stock, at a public offering price of $9 per share (the "Offering"). The net proceeds to the Company of the offering of approximately $15,600,000 will be used for general corporate purposes and possible acquisitions.

                        MEDIALINK WORLDWIDE INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS-(continued)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(4) Stockholders' Equity-(Continued)

         Preferred Shares

         Annual dividends on the Series A, 10% cumulative convertible preferred stock, Series B, 10% cumulative convertible preferred stock and Series C, 10% cumulative convertible preferred stock are cumulative, commencing July 1, 1989 for Series A and Series B and October 31, 1989 for Series C, until declared and paid at the discretion of the Board of Directors. At December 31, 1996, dividends in arrears on the Series A, Series B and Series C cumulative convertible preferred stock amounted to approximately $737,312, $481,150 and $1,190,011, respectively.

         Each share of Series A, Series B and Series C cumulative convertible preferred stock was convertible at any time at the option of the stockholder into 1.2 shares of Common Stock and was automatically converted into 2,111,669 shares of Common Stock upon the closing of the Offering.

         Stock Option Plan for Employees

         The Company has a stock option plan (the "Stock Option Plan") that provides for the granting of options to employees to purchase shares of the Common Stock. The Company has reserved 670,808 shares for the exercise of these options. The option price under the Plan shall not be less than 85% of the fair market value of such share of Common Stock on the date of the grant as determined by the Company. Under the Stock Option Plan, options issued are exercisable at such times as determined by the Company but no later than ten years after the date of the grant.

         Options to purchase 569,594 shares of Common Stock at exercise prices between $1.25 and $6.64 per share were granted and are outstanding at December 31, 1996. Twenty percent of the options become exercisable on the date of grant and a further 20% become exercisable on each date of grant anniversary. The options expire between six and ten years from the date of grant. However, upon the termination of employment of any person, the options will expire 90 days after the termination date, but no later than the specified expiration date.

         Pursuant to the Stock Option Plan 387,494 options were granted in February, 1996 at an exercise price of $3.54 with a ten-year term and in July, 1996, 24,000 options were granted at an exercise price of $6.46 with a five-year term.

         Activity under the Stock Option Plan is summarized as follows:

                                                                               Year ended December 31,
                                                                               -----------------------
                                                                          1994           1995           1996
                                                                          ----           ----           ----
         Outstanding options at January 1,                               262,500        213,600        251,100
         Granted-option of $1.25 per share
            in 1994, $2.29 per share in 1995
            and $3.54 and $6.46 per share in 1996                         14,400         75,000        411,494
         Exercised                                                          --           (4,800)        (3,000)
         Cancelled and expired                                           (63,300)       (32,700)       (90,000)
                                                                         -------        -------        -------
         Outstanding (in 1996, exercisable at $1.25 to $6.46
            per share) at end of period                                  213,600        251,100        569,594
                                                                         =======        =======        =======
         Exercisable (in 1996, exercisable at $1.25 to $6.46
            per share) at end of period                                  208,740        214,140        189,639
                                                                         =======        =======        =======
         Available for grant at end of period                             66,848        204,548         63,054
                                                                          ======        =======         ======

                        MEDIALINK WORLDWIDE INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS-(continued)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(4) Stockholders' Equity-(Continued)

         Stock Option Plan for Directors

         In February 1996, the Company established a stock option plan (the "Directors Stock Option Plan") that provides for the granting of options to non-employee members of the Company's Board of Directors to purchase shares of the Common Stock. The Company has reserved 180,000 shares for the exercise of these options. The option price under the Directors Stock Option Plan shall not be less than the fair market value of such share of Common Stock on the date of the grant as determined by the Company. Under the Directors Stock Option Plan, options issued are exercisable at such times as determined by the Company but no later than fifteen years after the date of the grant.

         Options to purchase 62,400 shares of Common Stock at $3.54 per share were granted to non-employee directors in February 1996 for services rendered prior to 1996. No individual directors' grant exceeded 14,400 shares. The options expire fifteen years from the date of grant. However, upon the termination of board membership of any person, the options will expire 90 days after the termination date, but no later than the specified expiration date.

These directors will be eligible for additional grants of 3,000 shares per year in future years if they continue to serve the Company in that capacity. Such future grants would become exercisable over a three-year period.

         Accounting for Stock Option Compensation Expense

         The Company applies APB 25 in recording the value of the stock options granted pursuant to its plans. No compensation cost has been recognized for stock options granted under the Stock Option Plan in the financial statements. Had the Company determined compensation cost based on the fair value at the date of grant for its stock options issued in 1995 and 1996 under SFAS 123, the Company's net income would have been reduced to the pro-forma amounts indicated below.

                                                          1995          1996
                                                          ----          ----
             Net income             As reported         $381,235      $843,628
                                    Pro forma           $379,285      $814,672
             Earnings per share     As reported            $0.11         $0.25
                                    Pro forma              $0.11         $0.24

         The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions used for the grants in July, 1995, February, 1996 and July, 1996, respectively: dividend yield of 0% for all grants, expected volatility of 0% for all grants, risk free interest rates of 5.98%, 5.29% and 6.55% and expected lives of 6 years, 6 years and 5 years.

         Common Stock Warrants

         In 1989, the Company issued warrants to purchase 10,110 shares of its Common Stock at $2.50 per share. Such warrants expired in 1994.

         Deferred Compensation Plan

         The Company has a 401(k) plan (the "401(k) Plan") covering all eligible employees. The 401(k) Plan is currently funded by voluntary salary deductions by plan members and is limited to the maximum amount that can be

                        MEDIALINK WORLDWIDE INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS-(continued)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(4) Stockholders' Equity-(Continued)

deducted for Federal income tax purposes. The Company is not required to make contributions to the 401 (k) Plan; however, employer contributions may be made on a discretionary basis. For the three years ended December 31, 1996, the Company's expenses in connection with the 401(k) Plan were $20,320, $27,233 and $40,404 for 1994, 1995 and 1996, respectively, which is reflected in general and administrative expenses in the accompanying financial statements.

(5) Income Taxes

    The provision for income taxes expense (benefit) consists of the following:

                                          Year Ended December 31,
                                          -----------------------
                                  1994             1995             1996
                                  ----             ----             ----
       Current:

       Federal              $    12,393          $ 20,000         $ 11,660
       State and local           12,627            15,782           20,760
                                 ------            ------           ------
                                 25,020            35,782           32,420
       Deferred:

       Federal                 (783,341)          221,462          463,090
       State and local         (264,642)           74,818          149,223
                               ---------           ------          -------
                             (1,047,983)          296,280          612,313
                             -----------          -------          -------
                            $(1,022,963)         $332,062         $644,733
                            ============         ========         ========

    Income tax expense (benefit) differs from the amount computed by multiplying the statutory rate of 34% to income before income taxes due to the following:

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                          1994              1995              1996
                                                          ----              ----              ----

       Income tax expense at statutory rate             $150,052          $242,929         $506,043
       Increase (reduction) in income taxes
         resulting from:

       State and local income taxes, net of Federal
         income tax benefit                                40,717           59,796          112,189
       Nondeductible expenses                              16,159            9,337           21,553
       Reduction in valuation allowance                (1,242,284)               -                -
       Other                                               12,393           20,000            4,948
                                                           ------           ------            -----
                                                      $(1,022,963)        $332,062         $644,733
                                                      ============        ========         ========

                        MEDIALINK WORLDWIDE INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS-(continued)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(5) Income Taxes-(Continued)

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1994 , 1995 and 1996 are presented below:

                                                                            1995              1996
                                                                            ----              ----
       Deferred tax assets:
       Accounts receivable, principally due to allowance for
            doubtful accounts                                              $46,114          $46,290
       Leasehold improvements, principally due to differences in
            amortization                                                     4,457           18,470
       Equipment, principally due to differences
            in depreciation                                                 33,441           36,618
       Net operating loss carryforward                                     667,691           38,012
                                                                           -------           ------
       Net deferred tax asset                                             $751,703         $139,390
                                                                          ========         ========

    Upon the adoption of Statement 109 in 1993, because of its operating losses and the level of deferred tax assets, the Company could not conclude that it was more likely than not that its deferred tax assets would be realized and, consequently, set up a valuation allowance. At December 31, 1994, 1995 and 1996 based on its earnings for the year and expectations of future earnings, the Company determined that it was more likely than not that its deferred tax assets would be realized and, consequently, in 1994 the Company reversed the remaining valuation allowance.

(6)      Foreign Operations

    Selected financial information regarding the Company's UK office as of and for the years ended December 31, 1994, 1995 and 1996 is as follows:

                                          1994         1995          1996
                                          ----         ----          ----
         Total assets                 $ 393,878   $  560,295    $ 1,117,082
                                      ==========  ===========  ============
         Total liabilities            $ 156,233   $  327,818    $   686,231
                                      ==========  ===========   ===========
         Revenues                     $ 834,749   $1,484,670    $ 2,730,336
                                      ==========  ===========   ===========
         Operating (loss) income      $(103,341)  $  (21,606)   $    56,871
                                      ==========  ===========   ===========


(7) Commitments

    On April 30, 1990, the Company entered into an agreement for communications services. The agreement, which was amended and restated on November 1, 1993, was extended on October 31, 1996 until November 1, 1999. The agreement provides for guaranteed minimum payments which currently approximate $516,000 per year. Charges included in direct costs on the accompanying statement of operations under this agreement amounted to $497,617, $526,516 and $511,961, respectively, for the years ended December 31, 1994, 1995 and 1996, respectively.

                        MEDIALINK WORLDWIDE INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS-(continued)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(8) Supplemental Cash Flows Information

    Cash paid for interest and income taxes during the years ended December 31, 1994, 1995 and 1996 was as follows:

                                 1994              1995             1996
                                 ----              ----             ----
    Interest                    $6,205            $    -          $13,010
                                ======           =======          =======
    Income taxes                $2,868            $3,733          $28,805
                                ======           =======          =======

    In connection with the acquisition of the operations of PR Data Systems, Inc. ("PR Data") in July 1996, the Company issued shares of Common Stock to the sellers valued at $155,000 and assumed certain of the obligations and liabilities of PR Data as at the closing date with the exception that such obligations and liabilities assumed could not exceed the book value of assets acquired by more than $372,000.

(9) Unaudited pro forma information

    Pro forma net income per common and common equivalent share is calculated using the weighted average number of shares of Common Stock outstanding during the period, plus Common Stock issuable pursuant to options granted under the Stock Option Plan issued at prices below the assumed initial public offering price per share during the twelve-month period immediately preceding the initial filing date of the Company's Registration Statement for its public offering, assuming such Common Stock was outstanding for all periods presented. In addition, shares of Common Stock issuable upon the conversion of all shares of Series A, Series B and Series C Preferred Stock into shares of Common Stock are included in the calculation as if they were outstanding for all periods presented. The weighted average number of common equivalent shares outstanding during the period ended December 31 , 1995 and 1996 after reflecting a 1.2 for 1 stock split effective July 31, 1996 was 3,453,109 and 3,439,088, respectively.

(10) Acquisition of PR Data Systems, Inc.

    On July 18, 1996 the company entered into an asset purchase agreement (the "Agreement") with PR Data and its stockholders. Under the terms of the Agreement the Company acquired all of PR Data's tangible and intangible assets for cash of $120,000 and through the issuance of 24,000 shares of the Company's Common Stock valued at $155,000. The Company also assumed certain of the obligations and liabilities of PR Data as at the closing date with the exception that such obligations and liabilities assumed could not exceed the book value of assets acquired by more than $372,000.

    The Company also entered into non-compete agreements with the principal officers and stockholders of PR Data. These agreements are for periods of five years and provide for quarterly payments aggregating $410,000 during this period. The non-compete asset and the present value of the related payment obligation at December 31, 1996 is $285,332 and $306,977, respectively.

    The purchase price exceeds the fair value of the assets acquired and liabilities assumed by approximately $677,000 which has been allocated to goodwill. In addition, the non-compete agreements have been recorded as an intangible asset at the present value of the related payments, calculated using the Company's estimated borrowing rate at the time of 9.5%. Goodwill is being amortized over 15 years and the non-compete agreements are being amortized over 5 years.

                        MEDIALINK WORLDWIDE INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS-(continued)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(10) Acquisition of PR Data Systems, Inc.-(Continued)

    Immediately following the acquisition, the Company converted certain of the liabilities of PR Data that it assumed, which were payable to a former stockholder of PR Data, into a note in the amount of $330,000. This note bears interest at 8% and is payable in equal quarterly installments over seven years. Aggregate principal payments under this note after December 31, 1996 are as follows:

                                 Period                     Amount
                                 ------                     ------
                                 1997                       $47,143
                                 1998                        41,341
                                 1999                        44,749
                                 2000                        48,437
                                 2001                        52,430
                                 2002                        56,752
                                 2003                        30,241
                                                             ------
                                 Total principal payments   321,093
                                 Less: current portion       47,143
                                                             ------
                                                           $273,950
                                                           ========

    The Company has accounted for this acquisition as a purchase. The information for the year ended December 31, 1996 contained in the accompanying 1996 financial statements reflect the operating results of PR Data subsequent to July 18, 1996.

    The following unaudited pro forma summary presents the Company's results of operations as if the acquisition had occurred as of the beginning of fiscal 1995, after giving effect to certain adjustments, including the amortization of values assigned to the non-compete agreement and goodwill. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of that date or of the results which may occur in the future:

                                                  Year ended December 31,
                                                  -----------------------
                                                  1995               1996
                                                  ----               ----

          Net revenues                        $ 12,237,144      $ 16,687,172

          Net income                          $    374,122      $    831,991

          Pro forma net income per common
              and common equivalent share           $ 0.11            $ 0.24

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        MEDIALINK WORLDWIDE INCORPORATED

                             By: /s/ LAURENCE MOSKOWITZ
                             Laurence Moskowitz,
                             Chairman of the Board, Chief Executive Officer and President

                             By: /s/ J. GRAEME MCWHIRTER
                             J. Graeme McWhirter
                             Executive Vice President, Assistant Secretary and Chief Financial Officer

 Dated: April 25, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /S/ LAURENCE MOSKOWITZ
Laurence Moskowitz, Chairman
of the Board, Chief Executive                          April 25, 1997
Officer and President

 /S/ DAVID DAVIS
David Davis, Director
Senior Vice President/International                    April 26, 1997

 /S/ HAROLD FINELT
Harold Finelt, Director                                April 25, 1997


 /S/ DONALD KIMELMAN
Donald Kimelman, Director                              April 29, 1997

 /S/ JAMES J. O'NEILL
James J. O'Neill, Director                             April 25, 1997

 /S/ GERALD P. RODEEN
Gerald P. Rodeen, Director                             April 25, 1997

 /S/ THEODORE WM. TASHLIK
Theodore Wm. Tashlik, Director                         April 25, 1997

 /S/ PAUL SAGAN
Paul Sagan, Director                                   April 29, 1997