Form 10-Q
period 1997-03-31
MEDIALINK WORLDWIDE INC
filed 1997-05-14
CIK 812890

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 1997

                         Commission File Number 0-21989

                        Medialink Worldwide Incorporated
             (Exact name of registrant as specified in its charter)

        Delaware                                       52-1481284
(State or other jurisdiction                         (I.R.S. Employer
    of incorporation or                           Identification Number)
    organization)

                   708 Third Avenue, New York, New York 10017
               (Address of principal executive offices) (Zip Code)

                                 (212) 682-8300
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on May 13, 1997: Common Stock - 5,047,933

                              TABLE OF CONTENTS


         PART I.    FINANCIAL INFORMATION

         ITEM 1.    Financial Statements                                     3

                    Condensed Consolidated Balance Sheets for the three
                      months ended March 31, 1997 and December 31, 1996      3

                    Condensed Consolidated Statements of Operations as of
                      March 31, 1997 and 1996                                4

                    Condensed Consolidated Statements of Cash Flows
                      for the three months ended March 31, 1997 and 1996     5

                    Notes to Condensed Consolidated Financial Statements     6

         ITEM 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of  Operations                   8


         PART II. OTHER INFORMATION

         ITEM 6.    Exhibits and Reports on Form 8-K                        11

                       MEDIALINK WORLDWIDE INCORPORATED
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                March 31,         December 31,
                                                                                   1997               1996
                                                                                   ----               ----
                                                                               (Unaudited)         (Audited)
                                   ASSETS
Current Assets:
   Cash and cash equivalents                                                   $6,408,413            $675,469
   Short-term investments                                                      10,000,000                  --
   Accounts receivable - net                                                    4,289,805           4,317,177
   Prepaid expenses and other current assets                                      287,117             131,703
   Deferred tax assets - current portion                                           84,302              84,302
                                                                             ------------       -------------
       Total current assets                                                    21,069,637           5,208,651
                                                                             ------------       -------------

Property and equipment - net                                                      959,777             911,318

Due from officers                                                                      --               7,000
Goodwill, net of amortization                                                     635,550             646,668
Deferred tax assets                                                                55,088              55,088
Other intangible assets                                                           269,481             285,332
Deferred offering costs                                                                --             908,767
Other assets                                                                      151,890              98,992
                                                                             ------------       -------------
          Total assets                                                        $23,141,423          $8,121,816
                                                                             ============       =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of obligations under capital leases                            $11,699             $11,699
   Current portion of long-term debt                                               38,193              47,143
   Current portion of covenant not to compete                                      58,031              70,000
   Accounts payable                                                             1,764,756           1,964,250
   Accrued expenses                                                             1,218,686           1,969,631
   Income taxes payable                                                           127,264              87,381
                                                                             ------------       -------------
       Total current liabilities                                                3,218,629           4,150,104
Commitment not to compete, excluding current portion                              248,946             236,977
Deferred rent payable                                                              42,061              55,418
Obligation under capital leases, excluding current portion                         24,892              27,817
Long-term debt, excluding current portion                                         273,815             273,950
                                                                             ------------       -------------
      Total liabilities                                                         3,808,343           4,744,266
                                                                             ------------       -------------
Stockholders' Equity:
   Series A 10% cumulative convertible preferred stock.                                --             983,126

   Series B 10% cumulative convertible preferred stock.                                --             641,500
   Series C 10% cumulative convertible preferred stock.                                --           1,730,107
   Common stock. Authorized 15,000,000 shares; issued and outstanding
      5,047,933 and 936,264 shares in 1997 and 1996,  respectively                 50,479               9,363
   Additional paid-in capital                                                  19,434,529             520,165
   Accumulated deficit                                                           (117,251)           (446,254)
   Equity adjustment for foreign currency translation                             (34,677)            (60,457)
                                                                             ------------       -------------
      Total stockholders' equity                                               19,333,080           3,377,550
                                                                             ------------       -------------
      Total liabilities and stockholders' equity                              $23,141,423          $8,121,816
                                                                             ============       =============

            See notes to condensed consolidated financial statements
                                        3

                        MEDIALINK WORLDWIDE INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 1997 and 1996

                                                                          1997                      1996
                                                                          ----                      ----
                                                                      (Unaudited)               (Unaudited)
Revenues                                                                $4,422,727                $3,329,199

Direct costs                                                             1,688,545                 1,439,293
                                                                ------------------        ------------------

      Gross Profit                                                       2,734,182                 1,889,906

General and administrative expense                                       2,287,366                 1,567,190
                                                                ------------------        ------------------

      Operating income                                                     446,816                   322,716


Interest and other income, net                                              66,952                     6,917
                                                                ------------------        ------------------

      Income before income taxes                                           513,768                   329,633

Income tax expense                                                         184,765                   134,495
                                                                ------------------        ------------------

      Net income                                                          $329,003                  $195,138
                                                                ==================        ==================



Net income applicable to common stock                                     $302,349                  $111,270
                                                                ==================        ==================

Pro forma net income per common
   and common equivalent share                                               $0.07                     $0.05
                                                                             =====                     =====


            See notes to condensed consolidated financial statements
                                        4

                       MEDIALINK WORLDWIDE INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended March 31, 1997 and 1996

                                                                                   1997                  1996
                                                                                   ----                  ----
                                                                                (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $329,003              $195,138
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                 86,904                31,749
      (Reversal of) provision for bad debts                                         (5,788)               25,653
      Equity adjustment for foreign currency translation                            25,780                 1,128
      Deferred income taxes                                                             --               107,486
      Deferred rent payable                                                        (13,357)              (13,061)
      Decrease (increase) in accounts receivable                                    33,160              (411,161)
      Decrease in due from officers                                                  7,000                    --
      Decrease in deferred offering costs                                          908,767                    --
      Increase in other assets                                                     (52,898)              (21,990)
      (Increase) decrease in prepaid expenses and other current assets            (155,414)              149,564
      (Decrease) increase in accounts payable and accrued expenses                (950,439)              214,996
      Increase in income taxes payable                                              39,883                 2,787
                                                                         -----------------     -----------------
          Total adjustments                                                        (76,402)               87,151
                                                                         -----------------     -----------------
          Net cash provided by operating activities                                252,601               282,289
                                                                         -----------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of short-term investments                                       (10,000,000)                   --
      Additions to property and equipment                                         (108,394)              (62,366)
                                                                         -----------------     -----------------
          Net cash used in investing activities                                (10,108,394)              (62,366)
                                                                         -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock - net of offering costs            15,600,747                    --
      Principal payments under capital lease obligations                            (2,925)                   --
      Repayments of long-term debt                                                  (9,085)                   --
                                                                         -----------------     -----------------
          Net cash provided by financing activities                             15,588,737                    --
                                                                         -----------------     -----------------
          Net increase in cash and cash equivalents                              5,732,944               219,923

          CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         675,469               306,678
                                                                         -----------------     -----------------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $6,408,413              $526,601
                                                                         =================     =================

            See notes to condensed consolidated financial statements
                                        5

                        MEDIALINK WORLDWIDE INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) Basis of presentation

   The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's financial statements included in its Form 10-K filing for the year ended December 31, 1996.

   The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three month period ended March 31, 1997. The results for the three month period ended March 31, 1997 are not necessarily indicative of the results expected for the full fiscal year.


(2) Cash and cash equivalents and short-term investments

   Cash and cash equivalents consist of cash and investments with original maturities of three months or less. At March 31, 1997 cash and cash equivalents consisted principally of various money market accounts and commercial paper. Their cost approximated their fair market value.


   Short-term investments are marketable securities with original maturities less than or callable within one year. The Company has classified all marketable debt securities as held to maturity and has accounted for these investments at amortized cost. At March 31, 1997, short-term investments consisted principally of tax-free municipal bonds. The fair market value of these debt instruments approximated the amortized cost.

(3) Stockholders' Equity

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

   On February 4, 1997 the Company completed a public offering of 2,000,000 shares of its common stock, at a public offering price of $9 per share (the

"Offering"). The net proceeds of approximately $15,600,000 to the Company from the Offering will be used for general corporate purposes and possible acquisitions. Concurrent with the closing of the initial public offering each share of the Company's Series A, Series B and Series C cumulative convertible preferred stock was automatically converted into 2,111,669 shares of Common Stock.

                        MEDIALINK WORLDWIDE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) Net income per share

   Pro forma net income per common and common equivalent share is calculated using the weighted average number of shares of Common Stock outstanding during the period, plus Common Stock issuable pursuant to options granted under the Stock Option Plan. Stock options granted during the twelve-month period immediately preceding the initial filing date of the Company's Registration Statement for its public offering, were assumed to be outstanding for all periods presented. In addition, shares of Common Stock issuable upon the conversion of all shares of Series A, Series B and Series C Preferred Stock into shares of Common Stock are included in the calculation as if they were outstanding for all periods presented. The weighted average number of common and common equivalent shares outstanding during the period ended March 31, 1997 and 1996 after reflecting a 1.2 for 1 stock split effective July 31, 1996 was 4,787,019 and 3,478,585, respectively.

                       MEDIALINK WORLDWIDE INCORPORATED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended March 31, 1997 compared to three months ended March 31, 1996

   Revenues increased by $1.09 million, or 32.8%, from $3.33 million in the three months ended March 31, 1996 (the "March 1996 Period") to $4.42 million in the three months ended March 31, 1997 (the "March 1997 Period"), primarily due to increased sales of distribution services, which increased by $530,000, live broadcast services, which increased by $220,000 and research services, which increased by $370,000. Revenue from Medialink PR Data Corporation ("PR Data"), which acquired the assets of PR Data Systems, Inc. in July, 1996, was approximately $450,000. Medialink believes that these increases resulted from the growth of its sales and marketing team and its ability to provide clients with a broader array of services as part of its four-part growth strategy.


   That strategy includes the development of new services, leveraging Medialink's existing client base through the cross-marketing of its services, geographic expansion and growth through acquisitions and strategic alliances. In the March 1997 Period, Medialink began posting its clients' video news releases on the Internet enabling them to reach new audiences. Also during the March
1997 Period more of Medialink's clients used its new audio and research services. In addition, Medialink has expanded its sales effort by opening a sales office in Birmingham, England, while actively pursuing its acquisition strategy.

   Direct costs grew by $250,000, or 17.3%, from $1.44 million in the March 1996 Period to $1.69 million in the March 1997 Period. Direct costs as a percentage of revenue decreased from 43.2% of revenue for the March 1996 Period to 38.2% for the March 1997 Period. Direct costs for distribution and live broadcast services increased in line with the increases in revenues from those services. Direct costs as a percentage of revenue decreased as a result of an improvement in the overall service mix, particularly the growth in the Medialink research services which have minimal direct costs.

   General and administrative expenses increased by $720,000, or 46.0%, from $1.57 million in the March 1996 Period to $2.29 million in the March 1997 Period. General and administrative expenses as a percentage of revenues increased from 47.1% for the March 1996 Period to 51.7% for the March 1997 Period. Salary-related costs increased by $650,000 in the March 1997 Period as a result of the acquisition of PR Data Systems, Inc. in July, 1996 and the growth of the Company's sales and operations staff in response to increased demand for Medialink's services.

   As a result of the foregoing, operating income increased by $124,000, or 38.5%, from $323,000 for the March 1996 Period to $447,000 for the March 1997 Period. As a percentage of revenue, operating income for the March 1997 Period was 10.1% as compared with 9.7% for the March 1996 Period.

   Interest and other income net of interest expense increased by $60,000 from $7,000 for the March 1996 Period to $67,000 for the March 1997 Period. Of this increase, $72,000 resulted from the investment of the net proceeds of $15.6 million from Medialink's initial public offering which was completed in

                        MEDIALINK WORLDWIDE INCORPORATED

February 1997, after underwriting discounts and offering costs. The proceeds are invested in short-term investments and money-market funds. In addition, Medialink incurred $12,000 of interest expense as a result of obligations incurred as part of the PR Data acquisition during the March 1997 Period.

   Income tax expense was calculated using Medialink's effective tax rates of 36.0% for the March 1997 Period and 40.8% for the March 1996 Period. The decrease in the rate reflects the investment of the net proceeds of the Company's initial public offering in tax-free municipal securities and other changes in state and local taxes as a result of differences in income earned in certain jurisdictions.

   Net income increased by $134,000, or 68.6%, from $195,000 for the March 1996 Period to $329,000 for the March 1997 Period. Pro forma net income per common and common share equivalent increased from $0.05 per share for the March 1996 Period to $0.07 per share for the March 1997 Period.

   LIQUIDITY AND CAPITAL RESOURCES

   The Company has financed its operations primarily through cash generated from operations. Cash flow from operating activities amounted to $253,000 for the March 1997 Period and $280,000 for the March 1996 Period. Capital expenditures which are primarily incurred to support Medialink's sales and operations were $108,000 for the March 1997 Period and $62,000 for the March 1996 Period. Medialink has no capital expenditure plans other than in the ordinary course of business.

   As at March 31, 1997 the Company had $16.4 million in cash and short-term investments as compared with $675,000 as December 31, 1996. The growth in cash and short-term investments arose primarily because of the net proceeds of $15.6 million from Medialink's initial public offering. As at March 31, 1997, long-term debt and commitments under covenants not to compete were $312,000 and $307,000, respectively, and capital lease commitments were $36,000.

   Medialink believes that it has sufficient capital resources and cash flow from operations to fund its net cash needs for at least the next twelve months.

   With the exception of the historical information contained in this Form 10-Q, the matters described herein contain forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve various risks and may cause actual results to differ materially. These risks include, but are not limited to, the ability of the Company to grow internally or by acquisition, and to integrate acquired businesses, changing industry and competitive conditions, and other risks outside the control of the Company referred to in the Company's registration statement and periodic reports filed with the Securities and Exchange Commission.

                        MEDIALINK WORLDWIDE INCORPORATED

PART II. OTHER INFORMATION


         ITEM 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits:        Exhibit 27 -   Financial Data Schedule

        (b)     Report on Form 8-K:     None

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


Dated: May 14, 1997