Form 10-Q
period 1997-06-30
MEDIALINK WORLDWIDE INC
filed 1997-08-14
CIK 812890

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                         Commission File Number 0-21989

                        Medialink Worldwide Incorporated
             (Exact name of registrant as specified in its charter)

            Delaware                                        52-1481284
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification Number)


                   708 Third Avenue, New York, New York 10017
               (Address of principal executive offices) (Zip Code)

                                 (212) 682-8300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X     No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on August 14, 1997:

                  Common Stock - 5,151,665

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements                                            3

         Condensed Consolidated Balance Sheets as of June 30, 1997
              and December 31, 1996                                      3

         Condensed Consolidated Statements of Operations
              for the six months ended June 30, 1997 and 1996            4

         Condensed Consolidated Statements of Operations
              for the three months ended June 30, 1997 and 1996          5

         Condensed Consolidated Statements of Cash Flows
              for the six months ended June 30, 1997 and 1996            6

         Notes to Condensed Consolidated Financial Statements            7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
              and Results of  Operations                                 9

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K                                 11

                        MEDIALINK WORLDWIDE INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                                 June 30,         December 31,
                                                                                   1997               1996
                                                                                   ----               ----
                                                                               (Unaudited)         (Audited)
                                   ASSETS
Current Assets:

   Cash and cash equivalents                                                  $   508,047          $  675,469
   Short-term investments                                                      11,677,220                  --
   Accounts receivable - net                                                    6,123,885           4,317,177
   Short-term loan receivable                                                     300,000                  --
   Prepaid expenses and other current assets                                      662,871             131,703
   Deferred tax assets - current portion                                           84,302              84,302
                                                                             -------------     ---------------
       Total current assets                                                    19,356,325           5,208,651
                                                                             -------------     ---------------


Property and equipment - net                                                    1,192,158             911,318

Due from officers                                                                      --               7,000
Goodwill, net of amortization                                                     630,080             646,668
Customer list, net of amortization                                              3,651,717                  --
Deferred tax assets                                                                55,088              55,088
Other intangible assets                                                           550,296             285,332
Deferred offering costs                                                                --             908,767
Other assets                                                                       96,622              98,992
                                                                             -------------     ---------------
          Total assets                                                        $25,532,286         $ 8,121,816
                                                                             =============     ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Current portion of obligations under capital leases                        $    11,699         $    11,699
   Current portion of long-term debt                                               38,193              47,143
   Current portion of obligations under covenants not to compete                   58,031              70,000
   Accounts payable                                                             2,148,956           1,964,250
   Accrued expenses                                                             1,731,369           1,969,631
   Income taxes payable                                                           562,096              87,381
                                                                             -------------     ---------------

       Total current liabilities                                                4,550,344           4,150,104
Obligations under covenants not to compete, excluding current portion             238,404             236,977
Deferred rent payable                                                              29,867              55,418
Obligation under capital leases, excluding current portion                         21,967              27,817
Long-term debt, excluding current portion                                         264,549             273,950
                                                                             -------------     ---------------
      Total liabilities                                                         5,105,131           4,744,266
                                                                             -------------     ---------------

Stockholders' Equity:

   Series A 10% cumulative convertible preferred stock.                                --             983,126
   Series B 10% cumulative convertible preferred stock.                                --             641,500
   Series C 10% cumulative convertible preferred stock.                                --           1,730,107
   Common stock. Authorized 15,000,000 shares; issued and outstanding
      5,129,670 and 936,264 shares in 1997 and 1996,  respectively                 51,297               9,363
   Additional paid-in capital                                                  19,822,919             520,165
   Retained earnings (accumulated deficit)                                        611,772            (446,254)
   Equity adjustment for foreign currency translation                             (58,834)            (60,457)
                                                                             -------------     ---------------
      Total stockholders' equity                                               20,427,154           3,377,550
                                                                             -------------     ---------------
      Total liabilities and stockholders' equity                              $25,532,285          $8,121,816
                                                                             =============     ===============

            See notes to condensed consolidated financial statements

                        MEDIALINK WORLDWIDE INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the six months ended June 30, 1997 and 1996

                                                 1997                1996
                                                 ----                ----
                                              (Unaudited)        (Unaudited)

Revenues                                      $11,062,543         $7,431,267

Direct costs                                    4,218,516          3,208,006
                                              -----------         ----------

      Gross Profit                              6,844,027          4,223,261

General and administrative expense              5,352,346          3,400,109
                                              -----------         ----------

      Operating income                          1,491,681            823,152



Interest and other income, net                    216,124             13,188
                                              -----------         ----------

      Income before income taxes                1,707,805            836,340

Income tax expense                                649,781            341,070
                                              -----------         ----------

      Net income                              $ 1,058,024         $  495,270
                                              ===========         ==========



Net income applicable to common stock          $1,031,370         $  327,534
                                               ==========         ==========

Pro forma net income per common
   and common equivalent share                      $0.21              $0.14
                                                    =====              =====



            See notes to condensed consolidated financial statements

                        MEDIALINK WORLDWIDE INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                For the three months ended June 30, 1997 and 1996

                                                     1997             1996
                                                     ----             ----
                                                  (Unaudited)      (Unaudited)

Revenues                                          $6,639,815       $4,102,068

Direct costs                                       2,529,971        1,768,712
                                                  ----------       ----------

      Gross Profit                                 4,109,844        2,333,356

General and administrative expense                 3,064,979        1,832,930
                                                  ----------       ----------

      Operating income                             1,044,865          500,426



Interest and other income, net                       149,174            6,272
                                                  ----------       ----------

      Income before income taxes                   1,194,039          506,698

Income tax expense                                   465,016          206,575
                                                  ----------       ----------

      Net income                                  $  729,023       $  300,023
                                                  ==========       ==========



Net income applicable to common stock             $  702,369       $  216,145
                                                  ==========       ==========

Pro forma net income per common

   and common equivalent share                         $0.13            $0.09
                                                       =====            =====

            See notes to condensed consolidated financial statements

                        MEDIALINK WORLDWIDE INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1997 and 1996


                                                                             1997            1996
                                                                         ------------    ------------
                                                                          (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:


   Net income                                                            $  1,058,024    $    495,270

   Adjustments to reconcile net income to net cash

      provided by operating activities:


      Depreciation and amortization                                           236,936          86,815

      Provision for bad debts                                                  41,208          56,893

      Equity adjustment for foreign currency translation                        1,623           1,056

      Deferred income taxes                                                        --         271,506

      Deferred rent payable                                                   (25,551)        (29,569)

      Increase in accounts receivable                                      (1,847,916)     (1,197,752)

      Decrease in due from officers                                             7,000              --

      Decrease in deferred offering costs                                     908,767              --

      Decrease (increase) in other assets                                       2,370         (15,404)

      (Increase) decrease in prepaid expenses and other current assets       (531,168)        103,671

      (Decrease) increase in accounts payable and accrued expenses            (53,556)        641,877

      Increase in income taxes payable                                        474,715          51,104
                                                                          ------------    ------------

          Total adjustments                                                  (785,572)        (29,803)
                                                                          ------------    ------------

          Net cash  provided by operating activities                          272,452         465,467
                                                                          ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:


      Cash used in acquisitions                                            (3,837,024)             --

      Purchase of short-term investments                                  (11,677,220)             --

      Advances under short-term loan receivable                              (300,000)             --

      Additions to property and equipment                                    (247,483)       (287,877)
                                                                          ------------    ------------
          Net cash used in investing activities                           (16,061,727)       (287,877)
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES


      Proceeds from exercise of employee stock options                         55,875           8,282

      Proceeds from issuance of common stock - net of offering costs       15,600,747              --

      Payments under covenants not to compete                                 (10,542)             --

      Principal payments under capital lease obligations                       (5,850)             --

      Repayments of  long-term debt                                           (18,351)             --
                                                                          ------------    ------------

          Net cash provided by financing activities                        15,621,879           8,282
                                                                          ------------    ------------

          Net (decrease) increase in cash and cash equivalents               (167,396)        185,872

          CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    675,469         306,678
                                                                          ------------    ------------

          CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    508,047    $    492,550
                                                                          ============    ============

            See notes to condensed consolidated financial statements

                        MEDIALINK WORLDWIDE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of presentation

   The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's consolidated financial statements included in its Form 10-K filing for the year ended December 31, 1996.

   The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the six and three month periods ended June 30, 1997. The results for the six and three month periods ended June 30, 1997 are not necessarily indicative of the results expected for the full fiscal year.

(2) Cash and cash equivalents and short-term investments

   Cash and cash equivalents consist of cash and investments with original maturities of three months or less. At June 30, 1997 cash and cash equivalents consisted principally of various money market accounts and commercial paper. Their cost approximated their fair market value.

   Short-term investments are marketable securities with original maturities less than or callable within one year. The Company has classified all marketable debt securities as held to maturity and has accounted for these investments at amortized cost. At June 30, 1997, short-term investments consisted principally of tax-free municipal bonds. The fair market value of these debt instruments approximated the amortized cost.

(3) Acquisition of Corporate TV Group, Inc.

  On June 16, 1997 Medialink acquired certain assets of Corporate TV Group,
Inc. The initial purchase price of $4 million was paid $3.67 million in cash and $333,000 in Medialink common stock. As a result Medialink issued 37,037 shares of its common stock at closing. Earn-out provisions allow for up to an additional $6.2 million to be paid based upon certain revenue and profitability targets over the next five years. Assuming the targets are met, the overall consideration will be in the form of 80 percent cash and 20 percent in Medialink common stock.

  Medialink has accounted for this acquisition as a purchase. The initial purchase price has been allocated primarily to the value of Corporate TV Group, Inc. which will be amortized over a period of five years. The information for the six and three month periods ended June 30, 1997 reflect the operating results of Corporate TV Group, Inc. from June 16, 1997.

                        MEDIALINK WORLDWIDE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

(4) Stockholders' Equity

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

  On February 4, 1997 the Company completed a public offering of 2,000,000 shares of its common stock, at a public offering price of $9 per share (the "Offering"). The net proceeds of approximately $15,600,000 to the Company from the Offering will be used for general corporate purposes and acquisitions. Concurrent with the closing of the initial public offering each share of the Company's Series A, Series B and Series C cumulative convertible preferred stock was automatically converted into 2,111,669 shares of Common Stock.

(5) Net income per share

   Pro forma net income per common and common equivalent share is calculated using the weighted average number of shares of Common Stock outstanding during the period, plus Common Stock issuable pursuant to options granted under the Stock Option Plan. Stock options granted during the twelve-month period immediately preceding the initial filing date of the Company's Registration Statement for its public offering were assumed to be outstanding for all periods presented. In addition, shares of Common Stock issuable upon the conversion of all shares of Series A, Series B and Series C Preferred Stock into shares of Common Stock are included in the calculation as if they were outstanding for all periods presented. The weighted average number of common and common equivalent shares outstanding during the six month period ended June 30, 1997 and 1996, after reflecting a 1.2 for 1 stock split effective July 31, 1996, was 5,115,560 and 3,478,585, respectively, and the weighted average number of common and common equivalent shares outstanding during the three month period ended June 30, 1997 and 1996, after reflecting a 1.2 for 1 stock split effective July 31, 1996, was 5,442,599 and 3,478,585, respectively.

                       MEDIALINK WORLDWIDE INCORPORATED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Six months ended June 30, 1997 compared to six months ended June 30, 1996

   Revenues increased by $3.63 million, or 48.9%, from $7.43 million in the six months ended June 30, 1996 (the "June 1996 Period") to $11.06 million in the six months ended June 30, 1997 (the "June 1997 Period"), primarily due to increased sales of distribution services, which increased by $1.59 million, production services, which increased by $510,000, live broadcast services, which increased by $980,000 and research services, which increased by $540,000. Included in distribution and research revenue above is revenue of approximately $1.02 million from Medialink PR Data Corporation ("PR Data"), which acquired the assets of PR Data Systems, Inc. in July, 1996. In addition, included in production and live broadcast revenue is $620,000 from Medialink Corporate Television which acquired certain assets of Corporate TV Group, Inc. on June 16, 1997. In addition to theses acquisitions, Medialink believes that the increased revenue resulted from the growth of its sales and marketing team and its ability to provide clients with a broader array of services as part of its four-part growth strategy.

   That strategy includes the development of new services, leveraging Medialink's existing client base through the cross-marketing of its services, geographic expansion and growth through acquisitions and strategic alliances. In the June 1997 Period, Medialink introduced an exclusive Spanish-language radio, Radio Noticias, for the distribution of audio news releases and radio media tours. In addition, Medialink signed an exclusive agreement with ABC Radio for the transmission of text advisories of Medialink radio projects to more than 1,000 radio newsrooms via the ABC Radio Newswire.

   Direct costs grew by $1.01 million, or 31.5%, from $3.21 million in the June 1996 Period to $4.22 million in the June 1997 Period. Direct costs as a percentage of revenue decreased from 43.2% of revenue for the June 1996 Period to 38.1% for the June 1997 Period mainly as a result of improved margins on Medialink's distribution and production services.

   General and administrative expenses increased by $1.95 million or 57.4%, from $3.40 million in the June 1996 Period to $5.35 million in the June 1997 Period. General and administrative expenses as a percentage of revenues increased from 45.8% for the June 1996 Period to 48.4% for the June 1997 Period. Salary-related costs increased by $1.49 million in the June 1997 Period, $600,000 of which was a result of the acquisition of PR Data Systems, Inc. in July, 1996. The balance of the increase was primarily due to the growth of Medialink's sales and operations staff in response to increased demand for its services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

   Depreciation and amortization expense, which is included in general and administrative expenses, increased by $150,000 or 172.9%, from $87,000 in the June 1996 Period to $230,000 in the June 1997 Period. The increase was primarily due to amortization expense arising from the acquisitions of PR Data Systems, Inc. in July, 1996 and Corporate TV Group, Inc. in June, 1997.

   As a result of the foregoing, operating income increased by $670,000, or 81.4%, from $820,000 for the June 1996 Period to $1.49 million for the June 1997 Period. As a percentage of revenue, operating income for the June 1997 Period was 13.5% as compared with 11.1% for the June 1996 Period.

   Interest and other income net of interest expense increased by $200,000 from $13,000 for the June 1996 Period to $210,000 for the June 1997 Period.
Of this increase, $230,000 resulted from the investment of the net proceeds of $15.6 million from Medialink's initial public offering which was completed in February 1997, after underwriting discounts and offering costs. The proceeds are invested in short-term investments and money-market funds. In addition, Medialink incurred $44,000 of interest expense during the June 1997 Period as a result of obligations incurred as part of the PR Data acquisition.

   Income tax expense was calculated using Medialink's effective tax rates of 38.0% for the June 1997 Period and 40.8% for the June 1996 Period. The decrease in the rate reflects the investment of the net proceeds of Medialink's initial public offering in tax-free municipal securities and other changes in state and local taxes as a result of differences in income earned in certain jurisdictions.

   Net income increased by $560,000 or 113.7%, from $500,000 for the June 1996 Period to $1.06 million for the June 1997 Period. Pro forma net income per common and common share equivalent increased from $0.14 per share for the June 1996 Period to $0.21 per share for the June 1997 Period.

   LIQUIDITY AND CAPITAL RESOURCES

   Medialink has financed its operations primarily through cash generated from operations. Cash flow from operating activities amounted to $270,000 for the June 1997 Period and $470,000 for the June 1996 Period. Capital expenditures which are primarily incurred to support Medialink's sales and operations were $250,000 for the June 1997 Period and $290,000 for the June 1996 Period. Medialink has no capital expenditure plans other than in the ordinary course of business.

   In June, 1997 Medialink acquired certain assets of Corporate TV Group, Inc. The initial purchase price of $4 million was paid $3.67 million in cash and $330,000 in Medialink common stock. Earn-out provisions allow for up to an additional $6.2 million to be paid based upon certain revenue and profitability targets over the next five years. Assuming the targets are met, the overall consideration will be in the form of 80 percent cash and 20 percent in Medialink common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued


   As at June 30, 1997 Medialink had $12.19 million in cash and short-term investments as compared with $675,000 as December 31, 1996. The growth in cash and short-term investments arose primarily because of the net proceeds of $15.6 million from Medialink's initial public offering, less the costs of the acquisition of Corporate TV Group, Inc. As at June 30, 1997, long-term debt and commitments under covenants not to compete were $310,000 and $310,000, respectively, and capital lease commitments were $36,000.

   Medialink believes that it has sufficient capital resources and cash flow from operations to fund its net cash needs for at least the next twelve months.

   With the exception of the historical information contained in this Form 10-Q, the matters described herein contain forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve various risks and may cause actual results to differ materially. These risks include, but are not limited to, the ability of Medialink to grow internally or by acquisition, and to integrate acquired businesses, changing industry and competitive conditions, and other risks outside the control of Medialink referred to in its registration statement and periodic reports filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

   ITEM 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits:           Exhibit 27 - Financial Data Schedule

        (b)     Report on Form 8-K:    A Form 8-K was filed on July 15, 1997 in
                connection with the acquisition of Corporate TV Group, Inc. by the Registrant.

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

Dated: August 14, 1997