Form 10-Q
period 1997-09-30
MEDIALINK WORLDWIDE INC
filed 1997-11-14
CIK 812890

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                         Commission File Number 0-21989

                        Medialink Worldwide Incorporated
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                              52-1481284
----------------------------                                ----------------
(State or other jurisdiction                                (I.R.S. Employer
    of incorporation or                                  Identification Number)
       organization)

                   708 Third Avenue, New York, New York 10017
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)
                                 (212) 682-8300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on November 14, 1997:

Common Stock - 5,179,410

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements .........................................    3

         Condensed Consolidated Balance Sheets as of September 30,
              1997 and December 31, 1996 ..............................    3

         Condensed Consolidated Statements of Operations
              for the nine months ended September 30, 1997 and 1996 ...    4

         Condensed Consolidated Statements of Operations
              for the three months ended September 30, 1997 and 1996 ..    5

         Condensed Consolidated Statements of Cash Flows
              for the nine months ended September 30, 1997 and 1996 ...    6

         Notes to Condensed Consolidated Financial Statements .........   7 - 9

ITEM 2.  Management's Discussion and Analysis of Financial Condition
              and Results of  Operations ..............................  10 - 12


PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings .............................................   13

ITEM 2. Changes in Securities and Use of Proceeds .....................   13

ITEM 3. Defaults on Senior Securities .................................   14

ITEM 4. Submission to a Vote of Security Holders ......................   14

ITEM 5. Other Information .............................................   14

ITEM 6. Exhibits and Reports on Form 8-K ..............................   14

                        MEDIALINK WORLDWIDE INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                             September 30,              December 31,
                                                                                                 1997                        1996
                                                                                              -----------                -----------
                                                                                              (Unaudited)                  (Audited)
                                     ASSETS
Current Assets:
 Cash and cash equivalents .............................................................         $  1,311,322          $    675,469
 Short-term investments ................................................................           10,845,000                  --
 Accounts receivable - net .............................................................            6,484,985             4,317,177
 Short-term loan receivable ............................................................              100,000                  --
 Prepaid expenses and other current assets .............................................            1,200,034               131,703
 Deferred tax assets - current portion .................................................              115,000                84,302
                                                                                                 ------------          ------------
  Total current assets .................................................................           20,056,341             5,208,651
                                                                                                 ------------          ------------
Property and equipment - net ...........................................................            1,293,992               911,318

Goodwill, net of amortization ..........................................................              869,150               646,668
Customer list, net of amortization .....................................................            3,766,667                  --
Deferred tax assets ....................................................................               99,000                55,088
Intangible assets ......................................................................              538,211               285,332
Deferred offering costs ................................................................                 --                 908,767
Other assets ...........................................................................              391,026               105,992
                                                                                                 ------------          ------------
  Total assets .........................................................................         $ 27,014,387          $  8,121,816
                                                                                                 ============          ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Current portion of obligations under capital leases ...................................         $      8,436          $     11,699
 Current portion of long-term debt .....................................................               38,193                47,143
 Current portion of obligations under covenants not to compete .........................               65,598                70,000
 Loans payable .........................................................................               77,035                  --
 Accounts payable ......................................................................            2,389,840             1,964,250
 Accrued expenses ......................................................................            1,658,885             1,969,631
 Income taxes payable ..................................................................              961,919                87,381
                                                                                                 ------------          ------------
  Total current liabilities ............................................................            5,199,906             4,150,104
Obligations under covenants not to compete, excluding current portion ..................              215,377               236,977
Deferred rent payable ..................................................................               40,463                55,418
Obligation under capital leases, excluding current portion .............................               22,306                27,817
Long-term debt, excluding current portion ..............................................              255,098               273,950
                                                                                                 ------------          ------------
  Total liabilities ....................................................................            5,733,150             4,744,266
                                                                                                 ------------          ------------
Stockholders' Equity:
  Series A 10% cumulative convertible preferred stock ..................................                 --                 983,126

  Series B 10% cumulative convertible preferred stock ..................................                 --                 641,500
  Series C 10% cumulative convertible preferred stock ..................................                 --               1,730,107
  Common stock. Authorized 15,000,000 shares; issued and outstanding
    5,170,390 and 936,264 shares in 1997 and 1996,  respectively .......................               51,704                 9,363
  Additional paid-in capital ...........................................................           20,199,206               520,165
  Retained earnings (accumulated deficit) ..............................................            1,091,485              (446,254)
  Equity adjustment for foreign currency translation ...................................              (61,158)              (60,457)
                                                                                                 ------------          ------------
   Total stockholders' equity ..........................................................           21,281,237             3,377,550
                                                                                                 ------------          ------------
   Total liabilities and stockholders' equity ..........................................         $ 27,014,387          $  8,121,816
                                                                                                 ============          ============

            See notes to condensed consolidated financial statements

                        MEDIALINK WORLDWIDE INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the nine months ended September 30, 1997 and 1996

                                                       1997              1996
                                                    -----------      -----------
                                                    (Unaudited)      (Unaudited)

Revenues .....................................      $18,248,849      $11,158,239
Direct costs .................................        7,000,278        4,604,668
                                                    -----------      -----------
     Gross Profit ............................       11,248,571        6,553,571

General and administrative expenses ..........        9,071,420        5,548,433
                                                    -----------      -----------
     Operating income ........................        2,177,151        1,005,138

Interest and other income, net ...............          316,369            4,470
                                                    -----------      -----------
     Income before income taxes ..............        2,493,520        1,009,608
Income tax expense ...........................          955,781          430,738
                                                    -----------      -----------
     Net income ..............................      $ 1,537,739      $   578,870
                                                    ===========      ===========

Net income applicable to common stock ........      $ 1,511,085      $   327,265
                                                    ===========      ===========
Pro forma net income per common
     and common equivalent share .............      $      0.29      $      0.17
                                                    ===========      ===========

            See notes to condensed consolidated financial statements

                        MEDIALINK WORLDWIDE INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             For the three months ended September 30, 1997 and 1996

                                                        1997             1996
                                                    -----------     -----------
                                                    (Unaudited)      (Unaudited)

Revenues ......................................     $ 7,186,306     $ 3,726,972
Direct costs ..................................       2,781,763       1,396,662
                                                    -----------     -----------
   Gross Profit ...............................       4,404,543       2,330,310

General and administrative expenses ...........       3,719,074       2,148,324
                                                    -----------     -----------
  Operating income ............................         685,469         181,986

Interest and other income (expense), net ......         100,245          (8,718)
                                                    -----------     -----------
   Income before income taxes .................         785,714         173,268
Income tax expense ............................         306,000          89,668
                                                    -----------     -----------
   Net income .................................     $   479,714     $    83,600
                                                    ===========     ===========

Net income (loss) applicable to common
  stock .......................................     $   479,714     $      (269)
                                                    ===========     ===========
Pro forma net income per common
  and common equivalent share .................     $      0.09     $      0.03
                                                    ===========     ===========

            See notes to condensed consolidated financial statements

                        MEDIALINK WORLDWIDE INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             For the three months ended September 30, 1997 and 1996

                                                                                                      1997                   1996
                                                                                                 -----------            -----------
                                                                                                 (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................................................          $  1,537,737           $    578,870
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization ......................................................               600,789                160,339
  Provision for bad debts ............................................................                99,284                 83,638
  Equity adjustment for foreign currency translation .................................                  (701)                 1,056
  Deferred income taxes ..............................................................               (74,610)               386,455
  Deferred rent payable ..............................................................               (14,955)               (39,182)
  Increase in accounts receivable ....................................................            (2,122,046)              (562,371)
  Decrease in deferred offering costs ................................................               908,767                   --
  Increase in other assets ...........................................................              (281,424)                (6,732)
  (Increase) decrease in prepaid expenses and other current assets ...................            (1,073,603)               105,068
  Increase in accounts payable and accrued expenses ..................................                43,721                450,589
  Increase in income taxes payable ...................................................               874,538                 15,109
                                                                                         -------------------------------------------
     Total adjustments ...............................................................            (1,040,240)               593,969
                                                                                         -------------------------------------------
     Net cash  provided by operating activities ......................................               497,497              1,172,839
                                                                                         -------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used in acquisitions ..........................................................            (4,147,448)              (119,801)
  Net purchases of short-term investments ............................................           (10,845,000)                  --
  Advances under short-term loan receivable ..........................................              (300,000)                  --
  Collection of short-term loan receivable ...........................................               200,000                   --
  Additions to property and equipment ................................................              (355,460)              (412,188)
                                                                                         -------------------------------------------
    Net cash used in investing activities ............................................           (15,447,908)              (531,989)
                                                                                         -------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Deferred offering costs ............................................................                  --                 (253,425)
  Proceeds from exercise of employee stock options ...................................                81,621                  3,750
  Proceeds from issuance of common stock - net of offering costs .....................            15,600,747                  9,186
  Payments of loans payable ..........................................................                (1,349)                  --
  Payments under covenants not to compete ............................................               (26,002)                (4,970)
  Principal payments under capital lease obligations .................................                (8,774)                (1,950)
  Repayments of note payable-bank ....................................................                  --                  (84,980)
  Repayments of  long-term debt ......................................................               (59,979)                (8,907)
                                                                                         -------------------------------------------
    Net cash provided by (used in) financing activities ..............................            15,586,264               (341,296)
                                                                                         -------------------------------------------
    Net increase in cash and cash equivalents ........................................               635,853                299,554

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................................               675,469                306,678
                                                                                         -------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................................          $  1,311,322           $    606,232
                                                                                         ===========================================

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

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the nine and three month periods ended September 30, 1997. The results for the nine and three month periods ended September 30, 1997 are not necessarily indicative of the results expected for the full fiscal year.

(2) Cash and cash equivalents and short-term investments

     Cash and cash equivalents consist of cash and investments with original maturities of three months or less. At September 30, 1997 cash and cash equivalents consisted principally of various money market accounts and commercial paper. Their cost approximated their fair market value.

     Short-term investments are marketable securities with original maturities less than or callable within one year. The Company has classified all marketable debt securities as held to maturity and has accounted for these investments at amortized cost. At September 30, 1997, short-term investments consisted principally of tax-free municipal bonds. The fair market value of these debt instruments approximated the amortized cost.

                        MEDIALINK WORLDWIDE INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

(3) Acquisitions

     On June 16, 1997 Medialink acquired certain assets of Corporate TV Group, Inc. ("CTV") for the initial purchase price of $4.0 million plus earn-out provisions allowing for additional payments aggregating $6.2 million through 2002. CTV provides strategic video communications to corporations, and other organizations, for internal and external audiences. The acquisition has been accounted for as a purchase and the results of operations have been included in the consolidated statement of operations from the date of acquisition. The initial purchase price has been allocated primarily to the value of CTV's customer list, which is being amortized over a period of 5 years. The following summarized pro forma (unaudited) information assumes the acquisition had occurred on January 1, 1997:

                                                       For the nine months ended
                                                              September 30, 1997
                                                              ------------------
    Net sales ...............................................       $22,435,000
                                                                     ===========

    Net income ..............................................       $ 1,952,000
                                                                     ===========

    Net income per common and common equivalent share .......       $       .37
                                                                     ===========

     On August 11, 1997 Medialink acquired all of the outstanding shares of On Line Broadcasting Limited ("On Line"), a British corporation that provides live radio and television public relations services. The initial purchase price of approximately $330,000, including acquisition costs, was paid by the issuance of 21,995 shares of common stock, with a market value of approximately $10.50 per share and approximately $99,000 in cash. The balance of the purchase price, based on certain revenue and net income levels through December 31, 1997, will be paid by the issuance of the Company's common stock.

     The On Line acquisition has been accounted for as a purchase for accounting purposes, and its results of operations have been included in the consolidated statement of operations from the date of acquisition. The estimated purchase price in excess of the estimated fair value of the net tangible assets acquired approximated $245,000 and is included in goodwill on the consolidated balance sheet.

                        MEDIALINK WORLDWIDE INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

(4) Stockholders' Equity

     In July 1996, the Company effected a 1.2 for one stock split. In addition, the Company restated its Certificate of Incorporation to increase its authorized capitalization from 5,000,000 shares of common stock, par value $.0l per share ("Common Stock"), to 15,000,000 shares. These changes resulted in an increase in Common Stock and a corresponding decrease in additional paid-in capital. All per share data and references to numbers of shares have been restated for all periods presented to reflect these changes.


     On February 4, 1997 the Company completed a public offering of 2,000,000 shares of its common stock, at a public offering price of $9 per share (the "Offering"). The net proceeds of approximately $15,600,000 to the Company from the Offering are being used for general corporate purposes and acquisitions. Concurrent with the closing of the initial public offering each share of the Company's Series A, Series B and Series C cumulative convertible preferred stock was automatically converted into 2,111,669 shares of Common Stock.

(5) Net income per share

     Pro forma net income per common and common equivalent share is calculated using the weighted average number of shares of Common Stock outstanding during the period, plus Common Stock issuable pursuant to options granted under the Stock Option Plans. Stock options granted during the twelve-month period immediately preceding the initial filing date of the Company's Registration Statement for its public offering were assumed to be outstanding for all periods presented. In addition, shares of Common Stock issuable upon the conversion of all shares of Series A, Series B and Series C Preferred Stock into shares of Common Stock are included in the calculation as if they were outstanding for all periods presented. The weighted average number of common and common equivalent shares outstanding during the nine month period ended September 30, 1997 and 1996, after reflecting a 1.2 for 1 stock split effective July 31, 1996, was 5,331,655 and 3,453,109, respectively, and the weighted average number of common and common equivalent shares outstanding during the three month period ended September 30, 1997 and 1996, after reflecting a 1.2 for 1 stock split effective July 31, 1996, was 5,592,092 and 3,453,109, respectively.

                        MEDIALINK WORLDWIDE INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nine months ended September 30, 1997 compared to nine months ended September 30, 1996

     Revenues increased by $7.09 million, or 64%, from $11.16 million in the nine months ended September 30, 1996 (the "September 1996 Period") to $18.25 million in the nine months ended September 30, 1997 (the "September 1997 Period"), primarily due to increased sales of production services, which increased by $1.99 million, distributions services, which increased by $1.93 million, live broadcast services, which increased by $2.25 million and research services which increased by $681,000. Included in the increase of distribution and research revenue above is revenue of approximately $1.18 million from Medialink PR Data Corporation ("MPR"), which acquired the assets of PR Data Systems, Inc. ("PR Data") in July, 1996. In addition, included in production and live broadcast revenue for the September 1997 Period is $2.98 million from the Medialink Corporate Television Division which acquired certain assets of Corporate TV Group, Inc. ("CTV") on June 17, 1997. In addition to these acquisitions, Medialink believes that the increased revenue resulted from the growth of its sales and marketing team and its ability to provide clients with a broader array of services as part of its four-part growth strategy.

     That strategy includes the development of new services, leveraging Medialink's existing client base through the cross-marketing of its services, geographic expansion and growth through acquisitions and strategic alliances. On August 11, 1997 Medialink successfully closed the acquisition of U.K.-based On Line Broadcasting Limited ("On Line"), which enhances the services offered from the Company's London office. Shortly after the close of the quarter, the Company announced the formal opening of its new San Francisco office, bringing the number of Medialink's worldwide sales offices to nine.

     Direct costs grew by $2.40 million , or 52%, from $4.60 million in the September 1996 Period to $7.00 million in the September 1997 Period. Direct costs as a percentage of revenue decreased from 41% of revenue for the September 1996 Period to 38% for the September 1997 Period mainly as a result of improved margins on Medialink's distribution and production services.

     General and administrative expenses increased by $3.52 million or 63%, from $5.55 million in the September 1996 Period to $9.07 million in the September 1997 Period. General and administrative expenses as a percentage of revenues were 50% for both the September 1996 Period and the September 1997 Period. Salary-related costs increased by $2.51 million in the September 1997 Period, of which $500,000 and $607,000, respectively, were the results of the acquisition of PR Data in July, 1996 and the CTV acquisition in June, 1997. The balance of the increase was due primarily to the growth of Medialink's sales and operations staff in response to increased demand for its services.

                        MEDIALINK WORLDWIDE INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

     Depreciation and amortization expense, which is included in general and administrative expenses, increased by $441,000, or 276%, from $160,000 in the September 1996 Period to $601,000 in the September 1997 Period. The increase was primarily due to amortization expense arising from the acquisitions of PR Data in July, 1996 and CTV in June, 1997.

     As a result of the foregoing, operating income increased by $1.17 million, or 116%, from $1.01 million for the September 1996 Period to $2.18 million for the September 1997 Period. As a percentage of revenue, operating income for the September 1997 Period was 12% as compared with 9% for the September 1996 Period.

     Interest and other income net of interest expense increased by $312,000 from $4,000 for the September 1996 Period to $316,000 for the September 1997 Period. This increase was primarily due to the investment of the net proceeds of $15.6 million from Medialink's initial public offering which was completed in February 1997, after underwriting discounts and offering costs. The remaining proceeds are invested in short-term investments and money-market funds.

     Income tax expense was calculated using Medialink's effective tax rates of 38.3% for the September 1997 Period and 42.7% for the September 1996 Period. The decrease in the rate reflects the investment of the net proceeds of Medialink's initial public offering in tax-free municipal securities and other changes in state and local taxes as a result of differences in income earned in certain jurisdictions.

     Net income increased by $959,000 or 166%, from $579,000 for the September 1996 Period to $1.54 million for the September 1997 Period. Pro forma net income per common and common share equivalent increased from $.17 per share for the September 1996 Period to $.29 per share for the September 1997 Period.

     LIQUIDITY AND CAPITAL RESOURCES

     Medialink has financed its operations primarily through cash generated from operations. Cash flow from operating activities amounted to $497,000 for the September 1997 Period and $1,173,000 for the September 1996 Period. Capital expenditures which are primarily incurred to support Medialink's sales and operations were $355,000 for the September 1997 Period and $412,000 for the September 1996 Period. Medialink has no capital expenditure plans other than in the ordinary course of business.

                        MEDIALINK WORLDWIDE INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

     In June, 1997 Medialink acquired certain assets of CTV. The initial purchase price of $4 million was paid $3.67 million in cash and $333,000 in Medialink common stock. Earn-out provisions allow for up to an additional $6.2 million to be paid based upon certain revenue and profitability targets over the next five years. Assuming the targets are met, the overall consideration will be in the form of 80 percent cash and 20 percent in Medialink common stock.

     In August, 1997 Medialink acquired all of the outstanding shares of common stock of On Line. The initial purchase price of approximately $330,000, including acquisition costs was paid by the issuance of 21,995 shares of Medialink common stock and approximately $99,000 in cash. Additional purchase price, based on certain revenue and net income levels through December 31, 1997, will be paid by the issuance of additional shares of the Company's common stock.

     As at September 30, 1997 Medialink had $12.2 million in cash and short-term investments as compared with $675,000 as at December 31, 1996. The increase in cash and short-term investments resulted primarily from the proceeds of $15.6 million from Medialink's initial public offering, less the cash used in the acquisition of CTV. As at September 30, 1997, long-term debt and commitments under covenants not to compete were $293,000 and $281,000, respectively, and capital lease commitments were $31,000.


     Medialink believes that it has sufficient capital resources and cash flow from operations to fund its net cash needs for at least the next twelve months.

     With the exception of the historical information contained in this Form 10-Q, the matters described herein may contain forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve various risks and may cause actual results to differ materially. These risks include, but are not limited to, the ability of Medialink to grow internally or by acquisition, and to integrate acquired businesses, changing industry and competitive conditions, and other risks outside the control of Medialink referred to in its registration statement and periodic reports filed with the Securities and Exchange Commission.

                        MEDIALINK WORLDWIDE INCORPORATED

PART II. OTHER INFORMATION

 ITEM 1.   Legal Proceedings
                  None

 ITEM 2.   Changes in Securities and Use of Proceeds

      The Registrant's initial public offering commenced on January 29, 1997 and terminated subsequent to the sale of all of the securities registered. The managing underwriters of the offering were Dean Witter Reynolds, Inc. and Wheat First Butcher Singer. The class of securities registered was common stock. The Registrant registered 2,000,000 shares, of common stock; the aggregate price of the offering amount registered was $18,000,000; the amount of shares sold was 2,000,000; and the aggregate offering price of the amount sold was $18,000,000. For the account of selling stockholders, there were registered 300,000 shares of common stock; the aggregate price of the offering amount registered was $2,700,000; the amount of shares sold was 300,0000; and the aggregate offering price of the amount sold was $2,700,000.

      Through September 30, 1997, the Registrant incurred expenses in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions of approximately $1,260,000; finders fees of $0; expenses paid to or for underwriters of $0; other expenses of approximately $1,160,000; and total expenses of approximately $2,420,000. These were direct or indirect payments to others. There were expenses of approximately $189,000 for underwriting discounts and commissions in connection with the sale of shares by selling stockholders, $0 for finders fees, $0 for expenses paid to or for underwriters and total expenses of approximately $189,000. These payments were direct or indirect payments to others.

      The net offering proceeds to the Registrant, after deducting the total expenses described above, were $15,580,000. From January 29, 1997 to September 30, 1997, $4,147,000 of net offering proceeds were used for the acquisition of other businesses, namely, certain assets of Corporate TV Group, Inc. and all of the outstanding shares of common stock of On Line Broadcasting Limited. At September 30, 1997 the remaining proceeds were invested in temporary investments; $10,485,000 in tax free municipals and $588,000 in a tax free money market account. No proceeds were used for the construction of plant, building and facilities, the purchase and installation of machinery and equipment, the purchase of real estate, or the repayment of indebtedness or working capital.

                        MEDIALINK WORLDWIDE INCORPORATED

 ITEM 3.   Defaults on Senior Securities
                 None

 ITEM 4.   Submission to a Vote of Security Holders
           At the annual meeting of stockholders of the Company held on September 3, 1997, the stockholders:

          (a) Elected Paul Sagan and James J. O'Neill as directors of the Company to serve for a three year term expiring in 2000. The number of affirmative votes cast with respect to such matter was 3,165,033 for each of Messrs. Sagan and O'Neill and 2,500 votes were cast to withhold authority.

          (b) Approved the proposal to amend the Company's Amended and Restated Stock Option Plan to increase by 500,000 the number of shares of common stock reserved for issuance thereunder. The number of affirmative votes cast with respect to such matter was 2,285,103 and the number of negative votes cast with respect to such matter was 422,412, with 5,462 votes abstaining.

          (c) Ratified the appointment of KPMG Peat Marwick LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 1997. The number of affirmative votes cast with respect to such matter was 3,165,433 and the number of negative votes cast with respect to such matter was 1,300, with 800 votes abstaining.

  ITEM 5.  Other Information
                  None

  ITEM 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits: Exhibit 27 - Financial Data Schedule

          (b) Report on Form 8-K: A report on Form 8-K was filed with the Securities and Exchange Commission ("Commission") on July 15, 1997 in connection with the acquisition of Corporate TV Group,

               Inc. by the Registrant. A report on Form 8-K/A was filed with the Commission by the Registrant on August 28, 1997 containing unaudited pro forma condensed combined financial information relating to such acquisition.

                        MEDIALINK WORLDWIDE INCORPORATED

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        MEDIALINK WORLDWIDE INCORPORATED

              By: /s/ LAURENCE MOSKOWITZ
              Laurence Moskowitz,
              Chairman of the Board, Chief Executive Officer and President

              By: /s/ J. GRAEME MCWHIRTER
              J. Graeme McWhirter
              Executive Vice President, Assistant Secretary and
              Chief Financial Officer


Dated: November 14, 1997