Form 10-K
period 1997-12-31
MEDIALINK WORLDWIDE INC
filed 1998-03-31
CIK 812890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1997

                         Commission File Number 0-21989

                        Medialink Worldwide Incorporated
             (Exact name of registrant as specified in its charter)

                     Delaware                            52-1481284
          (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)           Identification Number)

                   708 Third Avenue, New York, New York 10017
               (Address of principal executive offices) (Zip Code)

                                 (212) 682-8300
              (Registrant's telephone number, including area code)

        Securities registered pursuant to section 12(b) of the Act: none.

                Title of each class: Common Stock-$.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant amounted to $95,260,095 at the close of business on March 25, 1998.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on March 27, 1998:
Common Stock - 5,195,641

                                     PART I

ITEM 1. BUSINESS.

Medialink is the world leader in providing video and audio production and satellite distribution services to television and radio stations for corporations and other organizations seeking to communicate their news to the public through television, radio, the Internet and other media. Medialink also provides corporate consultation and production through its Medialink Corporate Television division. In addition to broadcast media services, the Company also provides press release distribution services as well as tracking and analysis of print and broadcast news coverage to help its more than 1,400 clients understand how they are perceived in the media, including the Internet, and to gauge the effectiveness of their public relations efforts. The Company's principal services are based on its core business - satellite distribution of video news releases (VNRs) and the electronic monitoring of their broadcast on television. A VNR is the video equivalent of a conventional press release and is used for the same purposes, such as to announce a new product or service, explain a technological breakthrough, communicate during a crisis or advocate a position on an issue of public concern. VNRs are produced for easy integration into newscasts and are distributed to the media for their use in complete or edited form.

The Company began offering production of video news releases in 1994 and has since developed a full range of video, audio, Internet and print services which it now provides on a global basis. Medialink enables its clients to reach more than 3,200 newsrooms at television and radio networks, local stations, cable channels, direct broadcast satellite systems, as well as on-line services, including those available on the Internet. The Company also coordinates live television interviews through satellite media tours (SMTs) and produces live broadcasts of newsworthy events for its clients. Similar to its video services, the Company also offers its clients audio news releases (ANRs) and radio media tours (RMTs). The Company believes that its proprietary database of over 40,000 news contacts, which includes their editorial preferences and technical requirements, increases the Company's efficiency.

The Company provides its services to more than 1,400 clients. The Company's clients include corporations such as AT&T, Compaq Computer, General Motors, IBM, Johnson & Johnson, Microsoft, Philip Morris, Kraft Foods, Miller Brewing, Sony and Novartis (formerly, Ciba Geigy/Sandoz); organizations such as the American Association of Retired Persons and the AFL-CIO; and the world's largest marketing communications firms such as Burson-Marsteller, Hill & Knowlton, Ketchum Communications, Edelman Public Relations Worldwide and the Shandwick Group. One client accounted for 11% of the Company's revenues in 1997. Materials distributed by the Company have aired on ABC, CBS, NBC and their affiliates, as well as national and regional cable news networks such as CNN and CNBC in the United States, and the BBC, CNN International, Sky News, RAI (Italy) and NHK (Japan) internationally.

As an integral part of its services, the Company monitors media usage of the material it distributes. Television usage is monitored using electronic technology and data provided by several independent services, including Nielsen Media Research and Competitive Media Reporting. Radio usage is monitored using data provided by independent news tracking services, as well as data collected automatically when radio stations call in to the Company's automated digital ANR retrieval system. The Company provides its clients with monitoring reports which include the date and time at which the clients' material was used, the media and markets in which it was used and a report on the size and demographic composition of the audience. The Company believes that this ability to accurately monitor and report usage on a timely basis is critical to its success. The Company also offers research and analysis services which provide customized studies to measure the results of clients' public relations programs, analyze competitive trends and measure return on investment of their marketing communications efforts. As a result of the PR Data Acquisition in July 1996, the Company expanded its research capabilities and added print news release distribution services.

In June 1997 the Company acquired Corporate Television Group, Inc. ("CTV"), a preeminent business video communications company. CTV, formerly Reuters Corporate Television, a division of Reuters New Media, Inc., now operates as Medialink Corporate Television, a division of the Company. This dynamic company developed its reputation by providing strategic video communications consulting and production services intended for internal as well as external audiences, particularly in the area of crisis communications. CTV also produced VNRs, SMTs and live satellite broadcasts, often in association with the Company. CTV brought a roster of bluechip clients such as Microsoft, Philip Morris, General Instruments and Compaq Computer. The acquisition was immediately accretive to earnings, added critical mass and began bringing additional operating efficiencies to the Company.

In August 1997 Medialink acquired London based On Line Broadcasting Ltd., a leading specialist provider of audio and video communications services, enabling the Company to provide its clients for the first time live radio and television broadcast exposure in Great Britain, complementing its existing U.S. live broadcast capabilities. Concurrent with the acquisition, Medialink also formally announced its new integrated global service, "Medialink Live". Medialink Live is the first live international broadcast service that provides clients direct access to radio and television stations throughout the United States, Europe, the Middle East, Africa and Asia Pacific via the Company's operations in New York and London as well as the Company's exclusive worldwide network of affiliates.

Strategy

The Company's strategy is to maintain and leverage its leading position in video distribution to become the premier provider of production, distribution and monitoring services for its clients' news across all media. The Company believes that it can continue to broaden its communications services and reach its strategic objective by (i) developing new services; (ii) leveraging its client relationships by cross-marketing services to its clients; (iii) continuing its global expansion; and (iv) pursuing acquisitions and strategic alliances with companies that can add to the Company's service capabilities or geographic scope. The following are the key elements of the Company's strategy:

Develop New Services. In recent years the Company has expanded its services beyond its original video distribution and live broadcasts services. Video production services, introduced in 1994, contributed 23% of revenues for fiscal 1997; and research and analysis and audio production and distribution services, introduced in 1994 and 1996, respectively, contributed 13% of revenues for fiscal 1997. The Company developed its audio services to satisfy the demand of existing clients and to offer its services to an expanded range of clients. With the PR Data Acquisition in July 1996, the Company expanded its research capabilities and added print news release distribution services. With the acquisitions of Corporate Television Group, Inc. and On Line Broadcasting in June 1997 and August 1997, respectively, the Company added strategic video communications consulting and production services, particularly with regard to crisis communications and live radio and television broadcast capability in Great Britain. Medialink also developed an exclusive Spanish-language radio news release service, Radio Noticias, for the distribution of ANRs and RMTs to help its clients reach the rapidly growing Hispanic audience. The Company has recently developed digital video and audio distribution services for the Internet. The Company digitizes both VNRs and ANRs for clients using its premium distribution services and posts them along with the appropriate text that further explains their news on NewStream.com, a multimedia Internet archive service with hyperlinks to the client's homepage. The clips are also available via Medialink's password-protected website designed exclusively for journalists. The Company then produces a synopsis, or advisory, which is distributed to more than 60 search engines such as Yahoo! and Infoseek, and "push" services such as PointCast and BackWeb. These advisories contain hyperlinks which allow Internet users to merely click and watch, hear and read client news.

Leverage Client Relationships through Cross-Market. The Company's client relationships typically begin with a single project, but often develop to a point where a client may use several of the Company's services on multiple occasions. The Company leverages its client relationships by selling its existing clients additional communications services and providing new clients obtained through acquisition, Medialink's broadcast services. Where five years ago, Medialink provided only domestic video distribution and live broadcasting capability, clients now look to Medialink to handle production and distribution of their news in multiple media, often on an international basis, and retain Medialink to monitor their communications efforts. Through Medialink Corporate Television, Medialink can now provide "high-end" corporate video intended for use in analyst or client presentations, board meetings and for a host of other non-broadcast applications. Moreover, Medialink Corporate Television clients now utilize a broad range of Medialink international, radio, analysis and Internet services. Medialink's percentage of business from repeat clients has grown to 74% from 65% in fiscal 1996. The Company markets its expanded sophisticated research and analysis service to its clients and offers its existing research services as well as its broad array of Medialink broadcast services to PR Data clients. Because production and research services require a higher degree of collaboration between the Company and its clients and are typically delivered over a longer period of time, the Company believes that these services contribute to developing closer client relationships, thus increasing the Company's opportunity to sell clients a broader range of services.

Continue to Expand Globally. Since the Company established international operations in London, approximately 10% of the Company's annual revenue growth has been from international operations. Over the last two years the average growth rate of the Company's revenues from its international operations was 78%. The Company has expanded and will continue to expand its client base through aggressive marketing, the establishment of additional sales offices in the U.S., the expansion of its international affiliate network, particularly in Asia and the Pacific Rim, and the hiring of additional personnel. In December 1997, the Company affiliated with Media 98, a media communication company operating in Prague and Moscow. Media 98 will begin to develop the markets for the Company's services in central Europe (Czech and Slovak Republics, Poland, Hungary, Romania and Bulgaria), Russia, the Baltics and the CIS.

Pursue Acquisitions and Strategic Alliances. The Company operates within a fragmented industry that includes competitors which do not have the resources to take advantage of emerging technologies or to offer a full range of integrated communications support services. At the same time, the Company believes that its clients are increasingly demanding a full array of integrated services on a worldwide basis. The Company believes that these trends will encourage consolidation within the industry and create opportunities for acquisitions and strategic alliances. No specific acquisitions are planned as of the date of this Report. There can be no assurance that the Company will be successful in acquiring and then integrating acquired operations and personnel.

Industry Background

The Company serves a global marketplace. Based on a combination of surveys taken by the Company and published reports, the Company estimates that it competes in a market which was approximately $600 million in 1997, considering only the United States and the United Kingdom. The Company believes that the following trends have created growing opportunities for its services in domestic and international markets:

Increasing Importance of Television as a Communications Medium. The average amount of time that Americans over the age of 18 spend watching television has increased by 7% over the last five years to 30 hours per week per person and is projected to grow an additional 5% over the next five years according to a regularly published industry source. At the same time, the average time spent by that same group reading newspapers has declined by more than 5% over this period to 3.17 hours per week and is expected to continue to decline over the next five years according to the same source. In addition, a 1996 survey by the Roper organization indicates that 69% of Americans get most of their news from television.

Growing Number of Media Outlets. As the number of traditional media outlets (broadcast, cable television and radio) has increased and as new media outlets (on-line and Internet) develop, there has also been a proliferation of all-news networks such as MSNBC and CNN. As a result, while the potential for television coverage of newsworthy material is growing, organizations and their marketing communications firms are looking for cost-effective and efficient ways of reaching all of these media outlets.

Outsourcing of Communications Services. At the same time that new technologies and new media outlets have rendered marketing communications more complex, few organizations have developed the capacity to provide key marketing communications services (including video production and distribution) internally. Many organizations have also followed the trend of reducing their marketing communications staffs and now often outsource these functions. Outside service providers offer several advantages, including: the ability to reach a greater share of the available media; the avoidance of costs such as hiring of additional staff; and the opportunity to act quickly by utilizing the outside service providers' distribution channels that could take months or years to develop internally.

The Company's Competitive Advantages

The Company believes that it is strategically positioned to benefit from industry trends because of its ability to provide a wide array of video and audio production, distribution, monitoring and research services on a worldwide basis. The Company's competitive advantages include its extensive operating history with media outlets, key industry relationships, prominent client base, combination of professional skills, ability to integrate new technology and worldwide distribution and production capabilities.

Extensive Operating History with Media Outlets. The Company has completed more than 12,000 projects over the course of its eleven years of operations and, as a result, has developed strong relationships with both television and radio newsrooms worldwide. As evidenced by the frequent usage of its news releases by media outlets, the Company believes that it has developed a reputation as a reliable producer of newsworthy, broadcast-quality VNRs and ANRs. In addition, the Company has created a proprietary database of information about more than 720 television stations, more than 2,300 radio stations in the U.S. and over 200 other media outlets worldwide. This database contains historical usage patterns of the stations, information preferences demonstrated by the stations' news directors and editors and incorporates underlying demographic data describing the audiences reached by each station.

Key Industry Relationships. The Company has established strategic relationships with prominent news distribution and support services companies. For the past ten years, the Company has benefited from an exclusive arrangement with the AP for the use of its dedicated links to newsroom computers at 700 television and more than 200 radio stations in the U.S., to notify stations of upcoming video and audio satellite transmissions. This system is the largest advisory service for satellite-delivered news and is relied upon by television and radio stations across the U.S. The Company also uses the AP for audio transmissions by satellite. In addition, through an agreement with ABC Radio, the Company's audio services reach more than 2,300 radio newsrooms in the U.S. via the ABC satellite facilities. In June 1997 the Company signed an exclusive agreement with ABC NewsWire to transmit the text advisories of Medialink radio projects into more than 1,000 radio news rooms via the ABC NewsWire. Another exclusive agreement was announced in January 1998 with ABC Radio International, making Medialink the only company to provide interview material produced for PR clients to radio networks and stations in 200 countries via the network. The recorded material from Medialink produced RMTs are distributed for free and unrestricted use by affiliated stations worldwide. Medialink primarily monitors domestic television station usage of VNRs, SMTs and live broadcast events under an agreement with Nielsen Media Research and also uses Competitive Media Reporting's monitoring services.

Prominent Client Base. The Company has provided its services to more than 1,400 clients worldwide. The Company has developed client relationships with such companies as AT&T, Columbia Pictures, Compaq, Federal Express, Philip Morris, Kraft Foods, Miller Brewing, Hasbro, Intel, Microsoft, MCI and Toyota. The Company also works with the world's largest public relations firms, not-for-profit organizations and government entities. The clients for the Company's research and analysis services include corporations such as GTE, General Motors, Kraft Foods, AT&T, Miller Brewing and Bell Atlantic-NYNEX. Assignments from existing clients represented a significant portion of the Company's revenues for fiscal 1996 and fiscal 1997, accounting for 65% and 74%, respectively. The Company believes that the prominence of its client base enhances its reputation among news professionals and helps it attract new clients.

Combination of Professional Skills. The Company's staff is comprised of professionals from the fields of public and investor relations, broadcast and print journalism, production and distribution technology and media and marketing research. This combination of skills enhances the Company's understanding of the communications services industry and has enabled the Company to develop its wide-ranging expertise. The public relations skills of its staff help the Company to effectively articulate the messages that its clients want to communicate. The broadcast and print journalism background of its employees provides the Company with the ability to translate the messages into video and audio content in a broadcast style that is familiar to the news media and that can be easily integrated into news programming. The production and distribution technology background of the Company's operations staff contributes a broad understanding of newsrooms' technical requirements which enables the Company to adapt its services to changes in hardware and transmission systems. The media and marketing background of the Company's research personnel enables Medialink to integrate sophisticated market research techniques into its services.

Ability to Integrate New Technology. The Company's ability to integrate new technology into its services significantly enhances its high quality, cost-effective services worldwide. Medialink adapts and implements new technology through internal development and deployment, strategic alliances and marketing and vendor agreements. The Company continuously monitors technological developments that have the potential to enhance the value of its services. The Company has developed Internet webcasting which allows selected audiences (employees, shareholders and trade media, for example,) to view events such as merger/acquisition announcements, press conferences or video conferences on their PCs.

Worldwide Distribution and Production. The Company offers its services on a worldwide basis through all of its offices and through a network of 18 affiliates. The affiliates are independently owned companies which possess production and marketing capabilities as well as demonstrated working relationships with local media. All affiliates are trained in the Company's methods of operation. In Asia, the Pacific Rim, South Africa and Latin America, the affiliates market the Company's services and provide the Company's clients with production, distribution and monitoring services. In Europe, the affiliates market the Company's services to their own clients and provide production services for the Company's clients.

Medialink Services

The Company offers its clients a wide array of services which may be purchased individually or in a customized package.

The Company's services include the following:

                                                   Research and
                                                   Analysis Services
Video Services                Audio Services       And Other Services
--------------                --------------       ------------------
Video News Release            Audio News Release   News Coverage Analysis
 Distribution and              Distribution and
 Monitoring:                   Monitoring:         Campaign Effectiveness
  Domestic                      Domestic            Assessment
  International                 International
  Electronic Press Kits                            Competitive Analysis
                              Radio Media Tours
Internet Delivery                                  Performance Benchmarking
                              Audio Conferences
Live Broadcasts:                                   Press Release Distribution
  Satellite Media Tours       Public Service
  Special Event Broadcasts     Announcements       Press Kit Distribution
  Video Conferences
                              Internet Delivery    Internet Services
Video News Release Production:
  Domestic                                         Strategic and Crisis
  International                                     Communications Consulting

Public Service Announcements

Corporate Videos

Video Services

The Company offers various production and distribution video services. Each of the Company's video distribution services is composed of a combination of three basic elements: notification, distribution and monitoring. Notification is the process of informing newsrooms that material will be available, when it will be available and how it will be delivered. Distribution is the process of delivering the material, usually by satellite. Monitoring is the process of collecting data on its usage and analyzing and reporting that usage back to the client.

Video News Release Distribution. VNRs are the video equivalents of a conventional press release and are used for the same purposes, such as to introduce a new product or service, explain a technological breakthrough, communicate during a crisis or advocate a position on an issue of public concern. VNRs are produced on deadlines ranging from a few hours to a few weeks. VNRs are distributed to broadcasters and formatted in broadcast-news style for easy integration, in complete or edited form, into television and cable news programs. A VNR package (fully narrated story with announce track) usually runs from 90 seconds to two minutes. A VNR package also includes, in certain cases, B-roll (supplemental video to help the television news producer customize the story for local news), which may also be distributed separately.

Video News Release Production. The Company also produces VNRs. The VNR production process begins with a consultation between the client and a Company producer following which the producer and the client agree on the concept, a deadline and a production budget. The producer prepares a script, schedules a freelance camera crew, edits the videotape and submits it for client approval prior to distribution.

Electronic Press Kits. The Company also produces and distributes Electronic Press Kits (EPKs) for entertainment clients. EPKs are longer version VNRs promoting upcoming feature films and home video cassettes which are distributed to entertainment reviewers and reporters at television stations for airing as part of their film reviews. EPKs include a trailer previewing scenes from the film, location shots of the film sets and interviews of the stars and director.

Live Broadcast Services. Live broadcast services include Satellite Media Tours
(SMTs), news conferences and special-event broadcasts. SMTs consist of a sequence of one-on-one satellite interviews with a series of pre-booked television reporters typically at 12 to 20 stations across the country or around the world. Typical SMT applications include, among others, an interview with a celebrity or author promoting an upcoming event, product, movie or book release. SMTs generally are conducted from a studio but can originate from remote locations. SMTs may be aired live by the television station or recorded for later airing.

Other live broadcast services include interviews, news conferences and interactive video conferences.

Audio Services

Audio News Releases. ANRs are used for the same purposes as VNRs. ANRs are distributed to radio stations for news, public affairs, radio programs and stand-alone features. ANRs are produced on deadlines ranging from less than an hour to several days. ANRs are produced for easy integration into a station's programming and are formatted for their use in complete or edited form. Usage monitoring is conducted by telephone surveys, traditional clipping services that monitor radio news in selected major markets and an automated digital telephone retrieval system.

Radio Media Tours. Medialink also offers RMTs which are similar to SMTs and consist of a sequence of one-on-one interviews with an author, performer, executive or other spokesperson for a series of pre-booked radio stations across the country or around the world. RMTs generally are conducted by telephone, either from a studio, or as a conference call, often in conjunction with a SMT.

Research and Analysis Services

Through its Medialink Public Relations Research division, the Company provides customized studies which clients use to gauge the effectiveness of their public relations efforts. Based on data provided by electronic monitoring and press clipping services, the Company uses statistical analyses to measure the quantity and quality of the client's print and broadcast news coverage. The reports include a digest of newspaper, magazine and broadcast coverage; circulation and viewership totals; a qualitative scoring of the tone and content of the coverage; and, upon request, an estimate of the price that equivalent exposure would have cost if paid advertising were used.

Medialink also offers interpretive analyses that provide an overall appraisal of the efficiency and impact of a client's communications efforts; a comparison of the client's news coverage with that of its competitors; a benchmark against which future efforts can be measured; and a gauge of return on investment for marketing communications programs. In some cases the Company conducts field research, interviewing journalists to ascertain their attitudes toward a client company. Certain projects require the Company to survey the public to determine how a client's reputation may have been affected by the client's public relations efforts. Clients use these reports to continually refine their public relations programs.

Other Broadcast Services

Medialink's other services include production and distribution of Public Service Announcements (PSAs), distribution of photographs and other graphic material to television stations and the distribution of conventional press releases. PSAs are video messages in the public interest, generally produced for non-profit organizations, that are aired by television stations as a public service. The Company also transmits still photos or graphics that are distributed with a press release to visually enhance the story and are used as illustrations in newscasts while a news announcer reads the story. Medialink also provides print distribution services, which include the distribution of conventional press releases via facsimile and mail.

Internet Services

According to the Roper Starch organization, the Internet now serves as a primary source of news for 7% of all American adults as of 1996. That figure is growing rapidly. Medialink provides its clients with services aimed at capturing that growing audience.

Video/Audio on NewStream. Clients who engage Medialink for production or distribution of a VNR or ANR can extend the reach of their news by posting the project on NewStream.com, Medialink's video and audio news website. Medialink digitizes the video and audio, creates a dedicated page for each individual project, and hyperlinks it to and from the client's website. The project is promoted to push websites and search engines to further maximize exposure.

Webcasting. Video and audio of a live event such as a press conference or corporate announcement are digitized and streamed onto the Internet by Medialink. Selected audiences, employees, investors, journalists, for example, are notified of the event in advance and can view the webcast live from their desktops. In 1997 Medialink provided this service to such notable companies as Boeing, Compaq and software developer Network Associates. This service is often provided in conjunction with Medialink's Live Event services.

Distribution and Monitoring Systems

Video. The Company provides VNR notification advisories to U.S. television newsrooms through the exclusive AP Express/Medialink Newswire. These notification advisories include a description and script of the VNR, as well as the technical satellite transmission information needed by stations to receive the material. Medialink typically distributes the VNR by satellite transmission or by fiber optic cable. To monitor domestic broadcasts of VNRs, the Company encodes each transmission using technologies provided by Nielsen Media Research and Competitive Media Reporting. This encoding enables Nielsen Media Research and Competitive Media Reporting to electronically monitor the broadcasts. Monitoring data is then analyzed by the Company and combined with relevant additional information collected by Medialink, audience ratings from Nielsen Media Research and audience demographics. Medialink packages this information for the client into daily monitoring reports for the first five days after a VNR is distributed. Reports are then provided on a weekly basis for the next three weeks and a final comprehensive report is presented to the client five weeks after the VNR's distribution.

The Company coordinates international distribution through its London office. Notification advisories are provided by broadcast fax and telephone. Distribution is primarily by satellite, although most international VNR distributions also require cassette delivery by overnight courier. The Company monitors international broadcasts through a combination of telephone surveys and analysis of clipping services data.

The Company uses the AP Express/Medialink Newswire, faxes and telephone calls to notify television stations of the availability of a SMT. SMTs are conducted by satellite. The Company's media relations department schedules interviews with each of the stations participating in the SMT. SMTs are monitored in the same manner as are VNRs.

Audio. The Company uses the AP Express/Medialink Radio Newswire, ABC Newswire, broadcast fax and telephone calls, as appropriate, to notify more than 2,700 radio stations. This group of stations includes all radio stations with significant news or talk-centered programming. Medialink uses the satellite transmission facility of the AP and ABC Radio Networks to transmit ANRs and generic RMT interviews to stations that subscribe to these services.

Medialink has an agreement with ABC Radio for the satellite transmission of ANRs. ABC Radio offers this service on a common-carrier basis which allows for the receipt of this material by ABC Radio network affiliates and otherwise unaffiliated stations. Medialink also has an exclusive agreement with the AP allowing for the transmission of ANRs to AP affiliated stations. Medialink also stores and distributes ANRs on a digital system that can be called by radio stations using a toll-free number. ANR monitoring is performed by telephone surveys, by analyzing data provided by third party monitoring services and tabulating station calls to the digital system.

The Company distributes RMTs in the U.S. by telephone. The scheduling of interviews with stations is arranged by the Company's media relations department. RMTs are monitored by the Company in the same manner as it monitors ANRs. Recently, an exclusive agreement was signed with ABC Radio International, making Medialink the only company to provide interview material produced for PR clients to radio networks and stations in 200 countries via the network. The recorded material from Medialink RMTs are distributed for free and unrestricted use by affiliated stations worldwide.

Sales and Marketing

As of December 31, 1997 the Company employed a team of 40 sales, marketing and sales support personnel in nine U.S. offices and in London. Services are also marketed internationally by the Company's 18 affiliates located in Europe, Asia, the Pacific Rim, South Africa and Latin America. Each salesperson receives a base salary and is compensated through a commission structure that is based on sales volume and profitability. Each salesperson participates in ongoing training programs in sales techniques and communications technology.

The sales force concentrates on cultivating long-term relationships with clients. Certain sales personnel specialize in particular industries, such as the pharmaceutical or high-tech industries, developing an in-depth knowledge of the industry. The support personnel screens prospects so that the sales personnel can focus their efforts on presenting the Company's services in an appropriate manner. Sales personnel are trained to represent all of the Company's service offerings and are encouraged to create opportunities to sell multiple services.

The Company's marketing programs are designed to position the Company as a leading provider of integrated video, audio and research services. Company-sponsored workshops, typically attended by 60 clients and potential clients, are central to the Company's marketing efforts. At these workshops, outside authorities and Company personnel make presentations concerning current developments in the news and public relations industries. In addition, the Company is able to discuss its services and demonstrate how these services can serve the needs of workshop attendees. The workshops are held around the world and cover such subjects as combining radio and television techniques; international opportunities; and obtaining news exposure for health and medical projects. Management believes that these workshops are an efficient way to strengthen the bonds between its sales force and its clients, and that this has contributed to the increase in the average revenues per salesperson/sales assistant from $347,000 in 1993 to $720,000 in 1997. The Company also uses its brochures, video tapes, advertisements in trade publications and its Web sites as marketing tools.

Competition

The markets for the Company's services are highly competitive. The principal competitive factors affecting the Company are effectiveness, reliability, price, technological sophistication and timeliness. Numerous specialty companies compete with the Company in each of its business lines although no single company competes across all service lines. Many of the Company's competitors or potential competitors have longer operating histories, longer client relationships and significantly greater financial, management, technological, sales, marketing and other resources than the Company. In addition, clients could perform internally all or certain of the services provided by the Company rather than outsourcing such services. The Company expects that competition will increase substantially as a result of industry consolidations and alliances, as well as through the emergence of new competitors. The Company believes that the market for communications services may become increasingly concentrated in the future as a result of the acquisition and integration of smaller service providers, which are likely to permit many of the Company's competitors to devote significantly greater resources to the development and marketing of new competitive products and services. There can be no assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over those offered by the Company. The Company could face competition from companies in related communications markets which could offer services that are similar or superior to those offered by the Company. In addition, national and regional telecommunications providers could enter the market with materially lower electronic delivery costs, and radio and television networks could also begin transmitting business communications separate from their news programming. The Company's ability to maintain and attract clients depends to a significant degree on the quality of services provided and its reputation among its clients and potential clients as compared to that of competitors. There can be no assurance that the Company will not face increased competition in the future or that such competition will not have a material adverse effect on the Company's business, operating results and financial condition.

Employees

As of December 31, 1997, the Company had approximately 162 employees including 90 in client services, 40 in sales and marketing and 32 in administration. None of the Company's employees is represented by a labor union. Management believes that its employee relations are good. The Company also engages on a part-time, project-by-project basis, independent production crews at various locations worldwide. These crews have the skills, training and experience which the Company requires for its production services.

The Company's staff of professionals come from a variety of backgrounds in the fields of public and investor relations, broadcast and print journalism, production and distribution technology and media and marketing research. As a result of downsizing in the broadcast journalism industry, the Company has been able to attract experienced personnel from this industry. The Company seeks and hires staff with appropriate credentials and relevant experience in the fields of journalism, media and marketing, video and audio production, distribution, research and analysis, and public and investor relations services. Personnel have experience with organizations including ABC News, CBS News, Reuters New Media, the BBC, Time Warner, Dow Jones, The New York Times, PR Newswire, Knight Ridder, United Press International, CNBC, The Times of London and Edelman Public Relations Worldwide.

The Company, a Delaware corporation, was incorporated in 1986.

ITEM 2. PROPERTIES.

The Company's New York City headquarters consist of approximately 15,000 square feet of leased space and the Company's international office located in London, England, consists of approximately 3,500 square feet of leased space. The Company also maintains leased offices in New York, New York; Washington, D.C.; Los Angeles and San Francisco, California; Chicago, Illinois; Norwalk, Connecticut; Dallas, Texas and Atlanta, Georgia. The Company believes that its facilities are adequate to meet its current requirements.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS.

As of January 30, 1997 the Company's common stock began trading on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol MDLK. The following table sets forth the high and low closing sales prices per share of the Company's common stock from the date of the Company's public offering.

            Quarter Ended                   Low       High
            -------------                  ------   -------
January 30, 1997 through March 31, 1997     6-3/8    10-1/4
Quarter ended June 30, 1997                 6-1/8     9-5/8
Quarter ended September 30, 1997            8-1/8    17-1/8
Quarter ended December 31, 1997            13-1/2   20-3/16

As of December 31, 1997, there were approximately 2,336 holders of record of the Company's common stock.

The Company has not paid, and does not anticipate paying for the foreseeable future, any dividends to holders of its common stock. The declaration of dividends by the Company in the future is subject to the sole discretion of the Company's Board of Directors and will depend upon the operating results, capital requirements and financial position of the Company, general economic conditions and other pertinent conditions or restrictions relating to any financing.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data have been derived from the Company's audited consolidated financial statements. The information below should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

Certain acquisitions occurring in 1997 and 1996, including Corporate TV Group (acquired in June 1997) and PR Data (acquired in July 1996), have been accounted for as purchases and, accordingly, are only reflected herein for dates and periods on and after the respective dates of acquisition. See Note 3 of the Company's Consolidated Financial Statements.

                                                 For the Years Ended December 31,
                                          ---------------------------------------------
                                            1997      1996      1995     1994     1993
                                          -------   -------   -------   ------   ------
                                              (In thousands, except per share data)
Operating Data:

Revenues                                  $26,777   $15,831   $10,625   $7,548   $6,065
Gross profit                               16,578     9,448     6,071    4,509    3,435
General and administrative expense         13,264     7,953     5,373    4,069    3,651
Earnings (loss) before interest, taxes,
 depreciation and amortization              4,258     1,758       847      568      (98)
Operating income (loss)                     3,314     1,495       698      440     (215)
Income (loss) before provision for
 income taxes                               3,752     1,488       713      441     (218)
Net income (loss)                           2,375       844       381   $1,464   $ (231)
Diluted earnings per share                $  0.44    $ 0.25   $  0.11

Balance Sheet Data:

Working capital                           $14,488   $ 1,059   $ 1,722   $  887   $  218
Assets                                     28,668     8,122     4,387    3,237    1,683
Long-term debt, net                           450       539       -        -        -
Stockholders' equity                      $22,124   $ 3,378   $ 2,425   $2,017   $  557

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Fiscal Year 1997 as Compared to Fiscal Year 1996

Revenues increased by $10.95 million, or 69%, from $15.83 million in fiscal year ended 1996 ("1996") to $26.78 million in fiscal year ended December 31, 1997 ("1997"), primarily due to increased sales of production services, which increased by $3.32 million, distributions services, which increased by $3.29 million, live broadcast services, which increased by $3.56 million and research services which increased by $576,000. The increase in distribution and research revenue includes an increase in revenue of approximately $699,000 from Medialink PR Data Corporation ("MPR"), which acquired the assets of PR Data Systems, Inc. ("PR Data") in July 1996. In addition, included in production and live broadcast revenue in 1997 is approximately $5.30 million from the Medialink Corporate Television Division which acquired certain assets of Corporate TV Group, Inc. ("CTV") on June 16, 1997. Medialink believes that revenue increased from the leveraging of client relationships through the cross-marketing of the Company's services by Medialink and its acquired businesses. In addition revenue increased as a result of the growth of its sales and marketing team.

Medialink's strategy includes the development of new services, leveraging Medialink's existing client base through the cross-marketing of its services, geographic expansion and growth through acquisitions and strategic alliances. On August 11, 1997 Medialink successfully completed the acquisition of U.K.-based On Line Broadcasting Limited ("On Line"), which provides live audio and video broadcast services. On Line has expanded the services offered from the Company's London office. In October 1997, the Company announced the formal opening of its San Francisco office, bringing the number of Medialink's worldwide sales offices to ten.

Direct costs grew by $3.82 million, or 60%, from $6.38 million in 1996 to $10.20 million in 1997. Direct costs as a percentage of revenue decreased from 40% of revenue in 1996 to 38% in 1997 mainly as a result of improved margins on Medialink's distribution and production services.

General and administrative expenses, which include the Company's salary and salary-related costs ("Salaries"), increased by $5.31 million or 67%, from $7.95 million in 1996 to $13.26 million in 1997. General and administrative expenses as a percentage of revenues were 50% for both 1996 and 1997. Salaries increased by $3.49 million in 1997, which includes an increase in Salaries of $757,000 from MPR and the Salaries of $884,000, from the CTV acquisition. The balance of the increase in Salaries was due primarily to the growth of Medialink's sales and operations staff in response to increased demand for its services.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $2.50 million , or 142%, from $1.76 million in 1996 to $4.26 million in 1997. As a percentage of revenue, EBITDA in 1997 was 16% as compared with 11% in 1996.

Depreciation and amortization expense, which is included in general and administrative expenses, increased by $682,000, or 260%, from $262,000 in 1996 to $944,000 in 1997. The increase was primarily due to amortization expense of intangible assets arising from the acquisitions of PR Data and CTV.

As a result of the foregoing, operating income increased by $1.81 million, or 121%, from $1.50 million in 1996 to $3.31 million in 1997. As a percentage of revenue, operating income in 1997 was 12% as compared with 9% in 1996.

Interest and other income increased by $463,000 from $23,000 in 1996 to $486,000 in 1997. This increase was primarily due to the investment of the net proceeds of $15.6 million from Medialink's initial public offering which was completed in February 1997, after underwriting discounts and offering costs. The remaining proceeds are invested in short-term investments and money-market funds.

Income tax expense was calculated using Medialink's effective tax rates of 37% in 1997 and 43% in 1996. The decrease in the rate reflects the investment of the net proceeds of Medialink's initial public offering in tax-free municipal securities and other changes in state and local taxes as a result of differences in income earned in certain jurisdictions.

Net income increased by $1.53 million or 181%, from $844,000 in 1996 to $2.37 million in 1997. Diluted earnings per share increased by $.19 or 76% from $.25 per share in 1996 to $.44 per share in 1997.

Fiscal Year 1996  as Compared to Fiscal Year 1995

Revenues increased by $5.21 million, or 49%, from $10.62 million in 1996 to $15.83 million in fiscal year ended December 31, 1995 ("1995"), primarily due to increased sales of production services, which increased by $1.76 million, distributions services, which increased by $1.72 million, live broadcast services, which increased by $1.17 million and research services which increased by $316,000. The increase of distribution and research revenue includes revenue of approximately $645,000 million from PR Data.

Direct costs grew by $1.83 million, or 40%, from $4.55 million in 1995 to $6.38 million in 1996. Direct costs as a percentage of revenue decreased from 43% of revenue in 1995 to 40% in 1996 mainly as a result of improved margins on Medialink's distribution and production services.

General and administrative expenses, which include the Company's Salaries, increased by $2.58 million or 48%, from $5.37 million in 1995 to $7.95 million in 1996. General and administrative expenses as a percentage of revenues decreased from 51% in 1995 to 50% in 1996. Salaries increased by $1.73 million in 1996, of which $493,000 was the result of the acquisition of PR Data. The balance of the increase in Salaries was due primarily to the growth of Medialink's sales and operations staff in response to increased demand for its services.

EBITDA increased by $913,000, or 108%, from $847,000 in 1995 to $1.76 million in 1996. As a percentage of revenue, EBITDA in 1996 was 11% as compared with 8% in 1995.

Depreciation and amortization expense, which is included in general and administrative expenses, increased by $114,000, or 77%, from $148,000 in 1995 to $262,000 in 1996. The increase was primarily due to amortization expense arising from the acquisition of PR Data.

As a result of the foregoing, operating income increased by $797,000, or 114%, from $698,000 in 1995 to $1,495,000 in 1996. As a percentage of revenue, operating income in 1996 was 9% as compared with 7% in 1995.

Income tax expense was calculated using Medialink's effective tax rates of 43% in 1996 and 47% in 1995. The decrease in the rate reflects changes in state and local taxes as a result of differences in income earned in certain jurisdictions.

Net income increased by $463,000 or 122%, from $381,000 in 1995 to $844,000 in
1996. Diluted earnings per share increased by $.14 or 127% from $.11 per share in 1995 to $.25 per share in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Medialink has financed its operations primarily through cash generated from operations. Cash flow from operating activities amounted to $149,000 in 1997 and $1.07 million in 1996. The Company's operating cash flow includes an increase in operating assets of MCTV of approximately $2.00 million representing the division's start-up working capital requirements, resulting in an increase in the Company's operating cash flow, not including MCTV, of approximately $1.08 million in 1997. Capital expenditures which are primarily incurred to support Medialink's sales and operations were $573,000 in 1997 and $488,000 in 1996. Medialink has no capital expenditure plans other than in the ordinary course of business.

In June 1997 Medialink acquired certain assets of CTV. The initial purchase price of $4.18 million was paid $3.85 million in cash and $333,000 in Medialink common stock. Earn-out provisions allow for up to an additional $6.2 million to be paid based upon certain revenue and profitability targets over the next five years. Assuming the targets are met, the additional consideration will be paid 80 percent cash and 20 percent in Medialink common stock.

In August 1997 Medialink acquired all of the outstanding shares of common stock of On Line. The initial purchase price of approximately $356,000, including acquisition costs, was paid by the issuance of 21,995 shares of Medialink common stock and approximately $125,000 in cash. The balance of the purchase price, based on certain revenue and net income levels of On Line, will be paid by the issuance of the Company's common stock.

As at December 31, 1997 Medialink had $11.58 million in cash and cash equivalents as compared with $675,000 as at December 31, 1996. The increase in cash and cash equivalents resulted primarily from the net proceeds of $15.6 million from Medialink's initial public offering, less the cash used in the acquisition of CTV. As at December 31, 1997, long-term debt was $450,000.

The Company believes that it has sufficient capital resources and cash flow from operations to fund its net cash needs for at least the next twelve months.

With the exception of the historical information contained in this Form 10-K, the matters described herein may contain forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve various risks and may cause actual results to differ materially. These risks include, but are not limited to, the ability of Medialink to grow internally or by acquisition, and to integrate acquired businesses, changing industry and competitive conditions, and other risks outside the control of Medialink referred to in its registration statement and periodic reports filed with the Securities and Exchange Commission.

YEAR 2000 COMPLIANCE

The Company relies significantly on computer technology throughout its business to effectively carry out its day-to-day operations. As the millennium approaches, the Company is assessing all of its computer systems to ensure that they are "Year 2000" compliant. In this process the Company may replace or upgrade certain systems which are not Year 2000 compliant in order to meet its internal needs and those of its clients. The Company expects its Year 2000 project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company may rely will also be timely converted or that such failure to convert by another company would not have an adverse effect on the Company's systems. The cost to the Company of such changes are difficult to estimate but are not expected to have a material financial impact.

EFFECTS OF NEWLY-ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130 "Reporting Comprehensive Income." This statement is effective for financial statements issued for periods beginning after December 15, 1997. Management has not yet evaluated the effect of its financial reporting from the adoption of this statement but does not expect the adoption of SFAS 130 to have a material effect on the Company's financial position or results of operations.

In June 1997, the FASB issued SFAS 131 "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 requires the reporting of profit and loss, specific revenue and expense items and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments, to the corresponding amounts in the general purpose financial statements. SFAS 131 is in effect for fiscal years beginning after December 15, 1997. The Company has not yet determined what additional disclosures may be required, if any, in connection with the adoption of SFAS 131.

INFLATION

Inflation has not had a significant impact on the Company's operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited consolidated financial statements and related report are set forth in this Annual Report on Form 10-K on the following pages:

      Independent Auditor's Report                                   F-1

      Consolidated Balance Sheets as of December 31, 1997 and
      December 31, 1996                                              F-2

      Consolidated Statements of Operations for the Years Ended
      December 31, 1997, December 31, 1996 and December 31, 1995     F-3

      Consolidated Statements of Stockholder's Equity for the
      Years Ended December 31, 1997, December 31, 1996 and
      December 31, 1995                                              F-4

      Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1997, December 31, 1996 and December 31, 1995     F-5

      Notes to Consolidated Financial Statements                     F-6

                          Independent Auditors' Report

Stockholders and Board of Directors
Medialink Worldwide Incorporated:

We have audited the accompanying consolidated balance sheets of Medialink Worldwide Incorporated and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medialink Worldwide Incorporated and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                       KPMG PEAT MARWICK LLP
March 11, 1998
New York, New York

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1997 and 1996

                                                                             1997            1996
                                                                         ------------    -----------
                       ASSETS

Current Assets:
   Cash and cash equivalents (Note 1)                                    $ 11,580,928    $   675,469
   Accounts receivable, less allowance for doubtful accounts of
     $191,401 and  $162,891 in 1997 and 1996, respectively                  8,243,823      4,317,177
   Prepaid expenses and other current assets                                  634,038        131,703
   Deferred tax assets (Notes 1 and 9)                                        119,000         84,302
                                                                         ------------    -----------
       Total current assets                                                20,577,789      5,208,651
                                                                         ------------    -----------

Property and equipment, net (Notes 1 and 2)                                 1,449,901        911,318

Goodwill, customer list and other intangibles, net (Notes 1 and 3)          6,118,677        932,000
Deferred tax assets (Notes 1 and 9)                                           200,000         55,088
Deferred offering costs                                                          -           908,767
Other assets                                                                  321,347        105,992
                                                                         ------------    -----------
       Total assets                                                      $ 28,667,714    $ 8,121,816
                                                                         ============    ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Current portion of long-term debt (Note 4)                            $    122,651    $   128,842
   Accounts payable                                                         2,300,664      1,964,250
   Accrued expenses and other current liabilities (Note 8)                  2,883,905      1,969,631
   Income taxes payable                                                       782,645         87,381
                                                                         ------------    -----------
       Total current liabilities                                            6,089,865      4,150,104
Long-term debt, net of current portion (Note 4)                               449,892        538,744
Deferred rent payable                                                           4,413         55,418
                                                                         ------------    -----------
       Total liabilities                                                    6,544,170      4,744,266
                                                                         ------------    -----------
Stockholders' Equity (Note 5):
   Series A 10% cumulative convertible preferred stock, $1.50 par value.
     Authorized, issued and outstanding 655,417 shares in 1996                   -           983,126
   Series B 10% cumulative convertible preferred stock, $1.35 par value.
     Authorized, issued and outstanding 475,185 shares in 1996                   -           641,500
   Series C 10% cumulative convertible preferred stock, $2.75 par value.
     Authorized 645,455 shares in 1996, issued and outstanding 629,130
     shares in 1996                                                              -          1,730,107
   Common stock. Authorized 15,000,000 shares; issued and outstanding
     5,182,037 and 936,264 shares in 1997 and 1996, respectively               51,820          9,363
   Additional paid-in capital                                              20,222,255        520,165
   Retained earnings (accumulated deficit)                                  1,928,268       (446,254)
   Equity adjustment for foreign currency translation                         (78,799)       (60,457)
                                                                         ------------    -----------
Total stockholders' equity                                                 22,123,544      3,377,550
                                                                         ------------    -----------
Total liabilities and stockholders' equity                               $ 28,667,714    $ 8,121,816
                                                                         ============    ===========

           See accompanying notes to consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1997, 1996 and 1995

                                                 1997           1996           1995
                                             -----------    -----------    -----------
Revenues                                     $26,776,838    $15,831,023    $10,624,680
Direct costs                                  10,198,862      6,382,882      4,553,349
                                             -----------    -----------    -----------
  Gross Profit                                16,577,976      9,448,141      6,071,331

General and administrative expenses           13,264,282      7,952,878      5,373,307
                                             -----------    -----------    -----------
  Operating income                             3,313,694      1,495,263        698,024

Interest expense                                 (48,440)       (29,403)           -
Interest and other income                        486,482         22,501         15,273
                                             -----------    -----------    -----------
  Income before income taxes                   3,751,736      1,488,361        713,297

Provision for income taxes (Notes 1 and 9)     1,377,214        644,733        332,062
                                             -----------    -----------    -----------
  Net income                                 $ 2,374,522    $   843,628    $   381,235
                                             ===========    ===========    ===========
Net income applicable to common stock        $ 2,347,868    $   508,155    $    45,762
                                             ===========    ===========    ===========
Basic earnings per share (Note 1)            $      0.49    $      0.55    $      0.05
                                             ===========    ===========    ===========
Diluted earnings per share (Note 1)          $      0.44    $      0.25    $      0.11
                                             ===========    ===========    ===========

           See accompanying notes to consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1997, 1996 and 1995

                                           Series A, 10%        Series B, 10%         Series C, 10%
                                            Cumulative           Cumulative            Cumulative
                                            Convertible          Convertible           Convertible
                       Common stock       Preferred Stock      Preferred Stock       Preferred Stock
                    ------------------  -------------------  -------------------  ---------------------
                      Number             Number               Number               Number
                        of       Par       of        Par        of        Par        of         Par
                      Shares    Value    Shares     Value     Shares     Value     Shares      Value
                    ------------------  -------------------  -------------------  ---------------------
Balance at
 December 31, 1994    901,943  $ 9,019   655,417  $ 983,126   475,185  $ 641,500   629,130  $ 1,730,107
Stock options
 exercised              4,800       48        -          -         -          -         -            -
Net income                 -        -         -          -         -          -         -            -
Translation
 adjustment                -        -         -          -         -          -         -            -
                    ---------  -------  --------  ---------  --------  ---------  --------  -----------
Balance at
 December 31, 1995    906,743    9,067   655,417    983,126   475,185    641,500   629,130    1,730,107
Issuances of
 common stock          26,521      266        -          -         -          -         -            -
Stock options
 exercised              3,000       30        -          -         -          -         -            -
Net income                 -        -         -          -         -          -         -            -
Translation
 adjustment                -        -         -          -         -          -         -            -
                    ---------  -------  --------  ---------  --------  ---------  --------  -----------
Balance at
 December 31, 1996    936,264    9,363   655,417    983,126   475,185    641,500   629,130    1,730,107
Conversion of
 preferred stock
 to common shares   2,111,669   21,116  (655,417)  (983,126) (475,185)  (641,500) (629,130)  (1,730,107)
Issuance of common
 stock in
 connection with
 initial public
 offering, net of
 offering costs
 and underwriter's
 fees               2,000,000   20,000        -          -         -          -         -            -
Stock options
 exercised             66,650      667        -          -         -          -         -            -
Issuances of
 common stock in
 connection with
 acquisitions of
 businesses            67,454      674        -          -         -          -         -            -
Net income                 -        -         -          -         -          -         -            -
Translation
 adjustment                -        -         -          -         -          -         -            -
                    ---------  -------  --------  ---------  --------  ---------  --------  -----------
Balance at
 December 31, 1997  5,182,037  $51,820        -   $      -         -   $      -         -   $        -
                    =========  =======  ========  =========  ========  =========  ========  ===========

                                                  Equity
                                    Retained    Adjustment
                     Additional     Earnings/   For Foreign      Total
                       Paid-In    (Accumulated   Currency     Stockholders'
                       Capital      Deficit)    Translation      Equity
                     -----------  ------------  -----------   -------------
Balance at
 December 31, 1994   $   346,572  $(1,671,117)   $(22,661)     $ 2,016,546
Stock options
 exercised                 5,952           -           -             6,000
Net income                    -       381,235          -           381,235
Translation
 adjustment                   -            -       20,971           20,971
                     -----------  -----------    --------      -----------
Balance at
 December 31, 1995       352,524   (1,289,882)     (1,690)       2,424,752
Issuances of
 common stock            163,921           -           -           164,187
Stock options
 exercised                 3,720           -           -             3,750
Net income                    -       843,628          -           843,628
Translation
 adjustment                   -            -      (58,767)         (58,767)
                     -----------  -----------    --------      -----------
Balance at
 December 31, 1996       520,165     (446,254)    (60,457)       3,377,550
Conversion of
 preferred stock
 to common shares      3,333,617           -           -                -
Issuance of common
 stock in
 connection with
 initial public
 offering, net of
 offering costs
 and underwriter's
 fees                 15,569,183           -           -        15,589,183
Stock options
 exercised               115,684           -           -           116,351
Issuances of
 common stock in
 connection with
 acquisitions of
 businesses              683,606           -           -           684,280
Net income                    -     2,374,522          -         2,374,522
Translation
 adjustment                   -            -      (18,342)         (18,342)
                     -----------  -----------    --------      -----------
Balance at
 December 31, 1997   $20,222,255  $ 1,928,268    $(78,799)     $22,123,544
                     ===========  ===========    ========      ===========

          See accompanying notes to consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1997, 1996 and 1995

                                                                         1997            1996           1995
                                                                     ------------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $  2,374,522    $   843,628    $   381,235
                                                                     ------------    -----------    -----------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                           944,330        262,366        148,509
  Loss on disposal of property and equipment                                  -              -           22,489
  Deferred income taxes                                                  (179,610)       612,313        296,280
  Deferred rent payable                                                   (51,005)       (24,460)        71,445
  Increase in accounts receivable                                      (3,799,942)    (1,669,200)    (1,058,750)
  Increase in other assets                                               (211,745)          (578)        (2,247)
  (Increase) decrease in prepaid expenses and other current assets       (507,607)       132,322        (94,713)
  Increase in accounts payable and accrued expenses                       885,215        895,431        635,325
  Increase in income taxes payable                                        695,264         20,249         33,187
                                                                     ------------    -----------    -----------
    Total adjustments                                                  (2,225,100)       228,443         51,525
                                                                     ------------    -----------    -----------
    Net cash provided by operating activities                             149,422      1,072,071        432,760
                                                                     ------------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used in acquisitions                                            (4,249,482)      (119,801)           -
  Additions to property and equipment                                    (572,795)      (487,594)      (394,496)
                                                                     ------------    -----------    -----------
    Net cash used in investing activities                              (4,822,277)      (607,395)      (394,496)
                                                                     ------------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock options                        116,351          3,750          6,000
  Proceeds from issuance of common stock - net of offering costs       15,589,183          9,186            -
  Payments on long term debt                                             (127,220)       (23,841)           -
  Repayments of note payable - bank                                           -          (84,980)           -
                                                                     ------------    -----------    -----------
    Net cash provided by (used in) financing activities                15,578,314        (95,885)         6,000
                                                                     ------------    -----------    -----------
    Net increase in cash and cash equivalents                          10,905,459        368,791         44,264
Cash and cash equivalents at the beginning of year                        675,469        306,678        262,414
                                                                     ------------    -----------    -----------
Cash and cash equivalents at end of year                             $ 11,580,928    $   675,469    $   306,678
                                                                     ============    ===========    ===========

           See accompanying notes to consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principal Business Activity and Summary of Significant Accounting Policies:

Principal Business Activity

Medialink Worldwide Incorporated, a Delaware corporation incorporated on September 24, 1986, and subsidiaries (collectively the "Company"), is a provider of worldwide video and audio production and distribution services and public relations research services for business and other organizations that seek to communicate and evaluate their news through television, radio and other media.

Principles of Consolidation

The consolidated financial statements include the accounts of Medialink Worldwide Incorporated and its wholly owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition

Fees earned from the distribution and monitoring of video news releases and the distribution of printed news releases are recognized in the period that the release is distributed. Fees earned for satellite media tours and other live events and the production of video news releases are recognized in the period that the services are performed.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management. Actual results could differ from these estimates.

Reclassifications

For comparability, certain 1996 and 1995 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 1997.

Cash Equivalents

The Company considers all highly liquid investments, including municipal securities purchased with a maturity of three months or less, and money market accounts, to be cash equivalents.

Depreciation and Amortization

Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is being provided using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

Amortization of Goodwill and Other Intangible Assets

Goodwill, which represents the excess of the aggregate purchase price paid by the Company over the fair market value of the tangible and identifiable intangible net assets acquired arising from business acquisitions accounted for under the purchase method, is being amortized on a straight-line basis over periods of 10 and 15 years. Other intangible assets, including customer lists and covenants not to compete, are being amortized on a straight-line basis over periods of 3 to 7 1/2 years.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Foreign Operations

The financial position and results of operations of the Company's UK subsidiary and bureau are measured using local currency as the functional currency. Assets and liabilities of the entities have been translated at current exchange rates, and related revenue and expenses have been translated at average monthly exchange rates. The aggregate effect of translation adjustments is reflected as a separate component of shareholders' equity until there is a sale or liquidation of the underlying foreign investment.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

Accounting for Stock-Based Compensation

The Company measures compensation cost using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25") as permitted by FAS 123, "Accounting for Stock-Based Compensation".

Earnings per Share

The Company adopted SFAS No. 128, "Earnings per Share", beginning with the Company's fourth quarter of 1997. All prior period earnings per share data has been restated to conform to the provisions of this statement. Basic earnings per common share is computed using net income applicable to common stock and the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. In addition, shares of common stock issuable upon the conversion of all shares of Series A, Series B and Series C Preferred Stock into shares of common stock are included in the calculations as if they were outstanding for all periods presented. Weighted average number of shares for the years ended December 31, 1997, 1996 and 1995 is as follows:

Weighed Average Shares Outstanding       1997         1996         1995
----------------------------------       ----         ----         ----
         Basic                        4,769,094      922,357      909,110
                                      =========    =========    =========
         Diluted                      5,389,856    3,439,088    3,453,109
                                      =========    =========    =========

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Property and Equipment:

Property and equipment, at cost, consists of:

                                          December 31,
                                  -------------------------       Estimated
                                    1997             1996        Useful Life
                                  ----------     ----------      -------------
Office Equipment                  $1,364,634     $  942,008         5 years
Furniture and fixtures               578,552        297,458         5 years
Leasehold Improvements               457,470        309,473      5 to 10 years
                                  ----------     ----------
                                   2,400,656      1,548,939
                                  ----------     ----------
Less accumulated depreciation
 and amortization                   (950,755)      (637,621)
                                  ----------     ----------
Property and equipment, net       $1,449,901       $911,318
                                  ==========     ==========

3. Acquisitions:

On July 18, 1996 the Company entered into an asset purchase agreement with PR Data Corporation ("PR Data"), a provider of public relations research services and distributor of print news releases, and its stockholders. Under the terms of the agreement the Company acquired all of PR Data's tangible and intangible assets, and assumed certain liabilities amounting to $372,000, for $120,000 in cash and the issuance of 24,000 shares of the Company's common stock valued at $155,000 plus acquisition costs. In connection with this acquisition the Company entered into non-compete agreements with the principal officers and stockholders of PR Data. These agreements provide for quarterly payments through June 2001 aggregating $410,000 (see note 4).

On June 16, 1997 the Company acquired certain assets of Corporate TV Group, Inc. ("CTV"), a provider of strategic video communications to corporations, and other organizations, for internal and external audiences. The initial purchase price of $4 million plus acquisition costs of approximately $182,000 was paid $3.85 million in cash and the issuance of 37,037 shares of the Company's common stock valued at $333,333. Earn-out provisions allow for up to an additional $6.2 million to be paid based upon certain revenue and profitability targets through 2002. Assuming the targets are met, the additional consideration will be paid in the form of 80% cash and 20% in the Company's common stock. Through December 31, 1997 approximately $1.3 million of additional consideration has been recorded under the earn-out provision. Included in the initial purchase price, the Company paid $300,000 to the stockholder of CTV for a non-compete agreement.

On August 11, 1997 Medialink acquired all of the outstanding shares of On Line Broadcasting Limited ("On Line"), a British corporation that provides live radio and television public relations services. The initial purchase price of approximately $356,000, including acquisition costs, was paid by the issuance of 21,995 shares of the Company's common stock, valued at $230,948 and approximately $125,000 in cash. The purchase agreement provides for additional consideration, based on certain revenue and net income levels and will be paid by the issuance of the Company's common stock.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

These acquisitions have been accounted for as purchases for accounting purposes, and the results of operations of the acquisitions have been included in the consolidated statements of operations from the dates of acquisition. The estimated purchase price in excess of the estimated fair value of the net tangible assets acquired aggregates $6.22 million for all of the acquisitions, of which $4 million and $2.22 have been allocated to customers lists and goodwill, respectively.

The following unaudited pro forma summary presents the Company's results of operations as if the acquisitions of PR Data and CTV had occurred as of the beginning of fiscal 1996, after giving effect to certain adjustments, including the amortization of values assigned to customer lists, goodwill and non-compete agreements. This pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of the results which may occur in the future:

                                          For the years ended
                                              December 31,
                                     ----------------------------
                                         1997             1996
                                     -----------      -----------
     Revenues                        $30,963,000      $23,196,000
                                     ===========      ===========
     Net income                      $ 2,788,000      $ 1,633,000
                                     ===========      ===========
     Basic earnings per share        $       .58      $      1.41
                                     ===========      ===========
     Diluted earnings per share      $       .52      $       .47
                                     ===========      ===========

4. Long-term Debt:

The following table summarizes the Company's long-term debt:

                                            At December 31,
                                          -------------------
                                            1997       1996
                                          --------   --------
         Note payable               (a)   $283,457   $321,093
         Covenant not to compete    (b)    261,753    306,977
         Capital lease obligations          27,333     39,516
                                          --------   --------
                                           572,543    667,586
         Less: current portion             122,651    128,842
                                          --------   --------
                                          $449,892   $538,744
                                          ========   ========

(a) Subsequent to the acquisition of PR Data (see note 3), the Company converted certain of the liabilities assumed, which were payable to a former stockholder of PR Data, into a note payable in the amount of $330,000. The note is payable in quarterly installments of $15,507, which includes principal and interest, at the rate of 8% per annum, through July 2003.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(b) In connection with the acquisition of PR Data (see note 3) the Company entered into non-compete agreements with the principal officers and stockholders of PR Data. The agreements provide for quarterly payments through June 2001 aggregating $410,000. At the date of acquisition the present value of these payments, imputed at 9.5% per annum, was approximately $317,000 and was recorded as an intangible asset and related liability.

Aggregate maturities of long-term debt are as follows:

         For the year ending December 31,
         --------------------------------
                      1998                  $122,651
                      1999                   130,007
                      2000                   128,517
                      2001                    91,202
                      2002                    55,639
                      2003                    44,527
                                            --------
                                             572,543
              Less current portion          (122,651)
                                            --------
                                            $449,892
                                            ========

5. Stockholders' Equity:

In July 1996, the Company effected a 1.2 for one stock split. In addition the Company restated its Certificate of Incorporation to increase its authorized capitalization from 5,000,000 shares of common stock to 15,000,000. These changes resulted in an increase in common stock and corresponding decrease in additional paid-in capital. All per share data and references to numbers of shares have been restated for all periods presented to reflect these changes.

On January 29, 1997 the Company completed a public offering of 2,000,000 shares of its common stock, at a public offering price of $9 per share (the "Offering"). The net proceeds to the Company approximated $15,600,000.

Annual dividends on the Series A, 10% cumulative convertible preferred stock, Series B, 10% cumulative convertible preferred stock and Series C, 10% cumulative convertible preferred stock were cumulative, commencing July 1, 1989 for Series A and Series B and October 31, 1989 for Series C, until declared and paid at the discretion of the Board of Directors of the Company. At December 31, 1996, dividends in arrears on the Series A, Series B and Series C cumulative convertible preferred stock amounted to $737,312, $481,150 and $1,190,011, respectively. Each share of preferred stock was convertible at the option of the stockholder into 1.2 shares of common stock. Simultaneously with the Offering all of the preferred shares were converted into 2,111,669 shares of common stock.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Stock Option Plans:

The Company maintains a stock option plan (the "Stock Option Plan") covering all employees and eligible participants, as defined. The plan provides for the granting of incentive stock options to employees and non-qualified stock options to eligible participants to purchase shares of the Company's common stock. The option price for all incentive stock options is the fair market value of the Company's common stock on the date of grant, except for employees owning more than 10% of the outstanding common stock of the Company. The option price for employees owning more than 10% of the outstanding common stock of the Company may be no less than 110% of the fair market value of the shares on the date of the option grant. The stock options vest over a period of four years and have a term of ten years. During 1997 the Company increased the number of shares reserved for the exercise of these options by 500,000 to 1,170,808.

Activity in the Stock Option Plan is as follows:

                                      Shares Under
                                         Option        Price Range
                                      ------------     -----------
Outstanding at January 1, 1995           213,600          $1.25
   Granted                                75,000          $2.29
   Exercised                              (4,800)         $1.25
   Canceled                              (32,700)         $1.25
                                         -------
Outstanding at December 31, 1995         251,100       $1.25-$2.29
                                         =======
Exercisable at December 31, 1995         214,140       $1.25-$2.29
                                         =======
Outstanding at January 1, 1996           251,100       $1.25-$2.29
   Granted                               411,494       $3.54-$6.46
   Exercised                              (3,000)         $1.25
   Canceled                              (90,000)         $1.25
                                         -------
Outstanding at December 31, 1996         569,594       $1.25-$6.46
                                         =======
Exercisable at December 31, 1996         189,639       $1.25-$6.46
                                         =======
Outstanding at January 1, 1997           569,594       $1.25-$6.46
   Granted                               117,150      $6.38-$11.13
   Exercised                             (66,650)     $1.25-$11.13
   Canceled                               (3,600)      $2.29-$3.54
                                         -------
Outstanding at December 31, 1997         616,494      $1.25-$11.13
                                         =======
Exercisable at December 31, 1997
   through 2007                          300,228      $1.25-$11.13
                                         =======

In February 1996, the Company established a stock option plan for its directors (the "Director Plan"). The Director Plan provides for the granting of options to non-employee members of the Company's Board of Directors to purchase shares of the Company's common stock. The Company has reserved 180,000 shares for the exercise of these options. The option price under the Director Plan shall not be less than the fair market value of such share of common stock on the date of grant. Under the Director Plan, options issued vest over a three year period and are exercisable at such times as determined by the Company but no later than 15 years after the date of the grant.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Under the Director Plan options to purchase 25,000 shares at exercise prices of $9.38 and $10.13 and 62,400 shares at the exercise price of $3.54 were issued during 1997 and 1996, respectively. These options expire 10 years from the date of grant; however, upon termination of board membership of any director, the options will expire 90 days after the termination date, but no later than the expiration date. Non-employee directors are also eligible for additional grants of 3,000 shares per year provided they continue to serve the Company in that capacity. Such future grants would become exercisable over a three-year period. Under this plan, at December 31, 1997, 62,400 shares were exercisable at the price of $3.54 per share.

If the Company had elected to recognize compensation cost at the grant date, based on the fair value of the options granted, in 1997, 1996 and 1995, as prescribed by SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1997, 1996 and 1995 would approximate the pro forma amounts as indicated below:

                                    For the year ended December 31,
                                  ----------------------------------
                                     1997         1996        1995
                                  ----------    --------    --------
   Net income - as reported       $2,374,522    $843,628    $381,235
   Net income applicable to
    common stock - as reported     2,347,868     508,155      45,762

   Net income - pro forma          1,216,245     814,672     379,285
   Net income applicable to
    common stock - pro forma       1,181,591     479,199      43,812

   Diluted EPS - as reported             .44         .25         .11
   Diluted EPS - pro forma               .23         .24         .11

   Basic EPS - as reported               .49         .55         .05
   Basic EPS - pro forma                 .25         .52         .05

The fair value of each grant is estimated using the Black-Scholes Options Pricing Model with the following assumptions: dividend yield of 0% for all grants, expected volatility ranging from 0% to 140% for 1997 grants and 0% for 1996 and 1995 grants, risk free interest rates of 6.00% for 1997 grants, 5.29% and 6.55% for 1996 grants and 5.98% for 1995 grants and expected lives of 10 years for 1997 grants, 6 years for 1996 grants and 5 years for 1995 grants.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Commitments:

The Company is obligated under various non-cancelable operating leases for office space expiring at various dates through 2006. Rent expense charged to operations under these operating leases amounted to approximately $890,000, $638,000 and $327,000, respectively. Minimum future rental payments are as follows:

         For the year ending December 31,
         --------------------------------
                      1998                   $1,120,000
                      1999                      988,000
                      2000                      887,000
                      2001                      855,000
                      2002                      783,000
                      thereafter              1,688,000
                                             ----------
                                             $6,321,000
                                             ==========

The Company is obligated under an agreement with a vendor for communications services. The agreement currently provides for guaranteed minimum annual payments of approximately $516,000 through November 1999. Charges included in direct costs on the accompanying consolidated statements of operations under this agreement amounted to approximately $524,000, $512,000 and $498,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

8. Accrued Expenses and Other Current Liabilities:

The following are included in accrued expenses and other current liabilities:

                                                       As of December 31,
                                                   -------------------------
                                                     1997            1996
                                                   ----------     ----------
Earn-out provisions on acquisition (Note 3)        $1,124,730     $     -
Production costs                                      525,385        119,955
Deferred Revenue                                      320,250        294,000
Costs in connection with initial public offering       -             683,999
Other                                                 913,540        871,677
                                                   ----------     ----------
                                                   $2,883,905     $1,969,631
                                                   ==========     ==========

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Income Taxes:

The provision for income taxes consists of the following components:

                                   For the Year Ended December 31,
                                -----------------------------------
                                   1997          1996        1995
                                ----------     --------    --------
           Current:
             Federal            $1,092,529     $ 11,660    $ 20,000
             State and local       464,295       20,760      15,782
                                ----------     --------    --------
                                 1,556,824       32,420      35,782
                                ----------     --------    --------
           Deferred:
             Federal              (131,420)     463,090     221,462
             State and local       (48,190)     149,223      74,818
                                ----------     --------    --------
                                  (179,610)     612,313     296,280
                                ----------     --------    --------
                                $1,377,214     $644,733    $332,062
                                ==========     ========    ========

Income tax expense differs from the amount computed by multiplying the statutory rate of 34% to income before income taxes due to the following:

                                              For the Year Ended December 31,
                                             ---------------------------------
                                                1997         1996       1995
                                             ----------    --------   --------
Income tax expense at statutory rate         $1,275,590    $506,043   $242,929
Increase (decrease) in income taxes
 resulting from:
  Investment income not subject to Federal
   income tax                                  (165,000)       -          -
  State and local income taxes, net of
   Federal income tax benefit                   234,307     112,189     59,796
  Non-deductible expenses                        33,620      21,553      9,337
  Other                                          (1,303)      4,948     20,000
                                             ----------    --------   --------
                                             $1,377,214    $644,733   $332,062
                                             ==========    ========   ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                  As of December 31,
                                                ---------------------
                                                  1997         1996
                                                --------     --------
           Allowance for doubtful accounts      $ 78,000     $ 46,290
           Accrued compensation                   41,000            -
           Depreciation and amortization of
              property and equipment              82,000       55,088
           Amortization of intangibles           118,000          -
           Net operating loss carryforward           -         38,012
                                                --------     --------
                                                $319,000     $139,390
                                                ========     ========

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Business Concentrations:

Foreign operations

Selected financial information regarding the Company's UK operations as of and for the years ended December 31, 1997, 1996 and 1995 approximated:

                                     1997         1996         1995
                                  ----------   ----------   ----------
        Total Assets              $1,528,000   $1,117,000   $  560,000
                                  ==========   ==========   ==========
        Total liabilities         $  816,000   $  686,000   $  328,000
                                  ==========   ==========   ==========
        Revenues                  $3,797,000   $2,730,000   $1,485,000
                                  ==========   ==========   ==========
        Operating income (loss)   $  267,000   $   57,000   $  (22,000)
                                  ==========   ==========   ==========

Major Customers

Revenues from one customer amounted to approximately 11% of total revenues in 1997.

11. Supplemental Cash Flow Information:

Cash paid for interest and income taxes during the years ended December 31, 1997, 1996 and 1995 was as follows:

                                    1997       1996     1995
                                  --------   -------   ------
                   Interest       $ 48,000   $13,000   $    -
                                  ========   =======   ======
                   Income Taxes   $808,000   $29,000   $4,000
                                  ========   =======   ======

Non-cash investing and financing activities for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                              1997         1996      1995
                                           ----------    --------    ----
  Common stock issued in connection with
   acquisitions                            $  684,280    $155,000    $ -
                                           ==========    ========    ====
  Accrued amounts related to acquisition   $1,124,730    $      -    $ -
                                           ==========    ========    ====
  Deferred offering costs                  $ (908,767)   $908,767    $ -
                                           ==========    ========    ====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers and Directors

The executive officers and directors of the Company are as follows:

Name                          Age  Position
----                          ---  --------
Laurence Moskowitz .........  46   Chairman of the Board, President and Chief
                                    Executive Officer
J. Graeme McWhirter.........  42   Executive Vice President, Chief Financial
                                    Officer and Assistant Secretary
David Davis.................  61   Senior Vice President/International, Director
Nicholas F. Peters..........  46   Senior Vice President/Operations
Mark Manoff.................  46   Senior Vice President/Sales
Richard Frisch..............  41   Senior Vice President, President and
                                    Executive Officer of the Medialink MCTV
                                    Division
Mark Weiner.................  42   Vice President/Research and Media Relations
Mary Buhay..................  33   Vice President/Sales and Special Services
Harold Finelt (1) (2) (3)...  37   Director
Donald Kimelman (2) (3).....  50   Director
James J. O'Neill (1)........  59   Director
Paul Sagan..................  39   Director
Theodore Wm. Tashlik (2)....  58   Director

------------
(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Stock Option Committee

The officers of the Company are elected or appointed by the Board of Directors to hold office until the meeting of the Board of Directors following the next annual meeting of stockholders. Subject to the right of the Company to remove officers pursuant to its by-laws, officers serve until their successors are chosen and have qualified. Directors do not receive any cash compensation for their services but are reimbursed for expenses incurred in attending meetings.

Laurence Moskowitz, the founder of Medialink, has served as Chairman, President and Chief Executive Officer of the Company since its inception in 1986. He began his professional career as a reporter for United Press International in Pittsburgh before being promoted to an editor for UPI in Philadelphia. In 1976 Mr. Moskowitz founded Mediawire, a Philadelphia-based regional public relations newswire which was merged into PR Newswire, a unit of United News & Media plc, where he was Vice President until leaving to form Medialink.

J. Graeme McWhirter, a co-founder of Medialink has served as Chief Financial Officer since 1986 and has been Executive Vice President since 1992. From 1984 to 1988, Mr. McWhirter was Executive Vice President and Chief Financial Officer of Commonwealth Realty Trust, a publicly quoted Real Estate Investment Trust. From 1976 to 1984, Mr. McWhirter was with KPMG Peat Marwick LLP in London and Philadelphia as a manager.

David Davis has been a member of Medialink's Board of Directors since September 1992 and in 1996 became Senior Vice President/International. From September 1992 to November 28, 1996, The Davis Partnership, a partnership beneficially owned by Mr. Davis, served as a consultant to the Company. From 1968 to 1992, Mr. Davis was employed by Edelman Public Relations Worldwide. During such period, Mr. Davis was a manager responsible for Europe and Asia Pacific and served as Vice Chairman at Daniel J. Edelman, Inc. From 1951 to 1968, Mr. Davis was a journalist for Britain's national Press Association, Universal News Services (Britain's first business newswire), and the Times of London.

Nicholas F. Peters has served as Senior Vice President/Operations since January 1996. From April 1992 to January 1996, Mr. Peters was Vice President/Operations and from October 1987 to April 1992, he was Medialink's Executive Editor and then Vice President/Sales & Marketing. From April 1983 to October 1987, Mr. Peters was a newswriter and producer at CBS News, working with Dan Rather and Charles Osgood. From May 1979 to April 1983, he was News Director at WHYY, the National Public Radio affiliate in Philadelphia. From February 1973 to May 1979, he was a newspaper reporter with the Indianapolis Star, Raleigh (N.C.) Times and Philadelphia Bulletin.

Mark Manoff has served as Senior Vice President/Sales since January 1996. From April 1992 to January 1996, Mr. Manoff served as Vice President/Sales and from February 1989 to April 1992 he served as Vice President/Operations. Mr. Manoff opened Medialink's Washington, D.C. office in November 1987 and served as its general manager until February 1989. Mr. Manoff was chief political correspondent for the Philadelphia Daily News from January 1979 to March 1983. Mr. Manoff served as a political consultant in New York and Washington from March 1983 to January 1986 and was an editor in the Dow Jones community newspaper group.

Richard Frisch joined Medialink in June 1997 as Senior Vice President and President and Executive Officer of the MCTV Division of Medialink. From August 1995 to June 1997, Mr. Frisch was the founder and President of Corporate TV Group, Inc. From January 1995 to July 1995, Richard Frisch was the President of the Corporate Television division of Reuters New Media. From January 1991 to December 1994, Richard Frisch was Vice President of Reuters Corporate Television (formerly Visnews), producers of worldwide video communications for corporations.

Mark Weiner joined Medialink in September 1994 as Vice President/Research and Media Relations. From April 1986 to September 1992, Mr. Weiner served as a Managing Partner of PR Data. From September 1992 to September 1993, Mr. Weiner served as Senior Vice President of Copernicus: The Marketing Investment Strategy Group, a marketing and research consultancy. He was a columnist with McNaught Newspaper Syndicate after working with the staff of the New York Times News Service from 1979 to 1984.

Mary Buhay has served as Vice President/Sales and Special Services since July 1996. Ms. Buhay joined Medialink in March 1993 as Sales Manager, in October 1993 she was promoted to New York Bureau Manager and in August 1995 she was appointed Associate Vice President for eastern and mid-western sales. From 1988 to 1993, Ms. Buhay held sales management positions in the news and advertising division of Radio TV Reports, a broadcast research firm owned by the Arbitron Company.

Harold Finelt has served as a director of the Company since 1987. Mr. Finelt joined American Research & Development, a private venture capital firm, as an associate in 1986 and he has been a Vice President of such firm since 1990. He is a general partner of American Research & Development's venture funds and a general partner of Hospitality Technology Funds, L.P.

Donald Kimelman has served as a director of the Company since 1987. In March 1997, Mr. Kimelman became the manager of Venture Funds of the Pew Charitable Trust. Mr. Kimelman was the Pennsylvania editor of the Philadelphia Inquirer responsible for supervising state and suburban coverage since January 1996 to March 1997. Mr. Kimelman worked for the Annapolis Evening Capital and the Baltimore Sun prior to joining The Philadelphia Inquirer. At The Inquirer, he had local, national, foreign and investigative assignments prior to becoming an editor. From 1981 to 1983, he was a national correspondent and from 1983 to 1987 he was Moscow bureau chief. Mr. Kimelman was deputy editor of the editorial page of The Philadelphia Inquirer from 1987 to 1993 and became foreign editor in August 1994.

James J. O'Neill has served as a director of the Company since 1994. Since 1995 he has acted as a private financial consultant. From 1990 to 1995 Mr. O'Neill served as a Senior Vice President of Rothschild Inc.

Paul Sagan has served as a director of the Company since March 1997. Since August 1997 Mr. Sagan has been Senior Advisor to the World Economic Forum in Geneva, Switzerland. Previously Mr. Sagan was President and Editor of New Media at Time Inc. from December 1995 to December 1996, and Managing Editor of News on Demand at Time Inc. from December 1992 to December 1995. Since December 1996 Mr. Sagan has been a Director of VDOnet Corporation, a private company that has developed technology for video broadcasting and video telephony over the Internet and other computer networks. Since summer 1997 Mr. Sagan has been a Director of HotOffice Technologies, Inc., a private company that supplies virtual intranet services and applications to small and mid-sized businesses.

Theodore Wm. Tashlik has served as a director of the Company since 1992. Mr. Tashlik has been a member of the law firm of Tashlik, Kreutzer & Goldwyn P.C., which represents the Company in certain matters, for more than five years.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, and the rules issued thereunder, the Company's directors, executive officers and persons holding more than 10% of the Company's outstanding common stock are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Based solely on the Company's review of copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during fiscal 1997, all of its executive officers, directors and persons holding more than 10% of the Company's outstanding common stock complied with the requirements of Section 16(a), except for Laurence Moskowitz, J. Graeme McWhirter, Mark Manoff, David Davis and Nicholas Peters who were each late in filing one report for one transaction; and Mark Weiner who was late in filing one report for two transactions.

ITEM 11. EXECUTIVE COMPENSATION.

The following table shows compensation paid for the years ended December 31, 1997 and 1996 to (i) the Chief Executive Officer and (ii) the Company's four other most highly compensated individuals who were serving as officers on December 31, 1997 and whose salary plus bonus exceeded $100,000 for the year ended December 31, 1997 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                  Long-Term
                                    Annual Compensation      Compensation Awards
                                   ---------------------    ---------------------      All Other
  Name and Principal               Salary($)    Bonus($)    Securities Underlying   Compensation($)
       Position             Year   ---------   ---------       Options/SARs (#)     ---------------
-----------------------     ----      (1)                   ---------------------         (3)
Laurence Moskowitz
 Chairman of the Board,
 President and Chief        1997   $165,733    $ 88,363             20,000              $2,375
 Executive Officer          1996    143,134      61,859             92,400               1,644

J. Graeme McWhirter
 Executive Vice President,
 Chief Financial Officer    1997    149,183      70,006             20,000               2,375
 and Assistant Secretary    1996    128,755      42,718             76,394               1,557

Mark Manoff
 Senior Vice President/     1997    124,440      55,755              2,000               2,375
 Sales                      1996    107,820      39,821             39,700               1,648

Mary Buhay                  1997     79,003     122,013(2)             -                 2,375
 Vice President of Sales    1996     64,344      95,882              6,800               1,767

Richard Frisch
 Senior Vice President
 and Executive Officer of
 the Medialink MCTV         1997    134,246      67,123                -                   476
 Division                   1996       -           -                   -                    -

------------
(1) All figures are rounded down to the nearest whole dollar.

(2) Includes sales commissions of $111,099 and $95,682 in 1997 and 1996, respectively.

(3) Represents matching contributions by the Company to the Company's 401(k) tax deferred savings plan (the "401(k) Plan") for the benefit of the executive.

Stock Options Granted to Certain Executive Officers During the Last Fiscal Year

The following table contains certain information concerning options for the purchase of the Company's Common Stock that were awarded to each of the Named Executive Officers in 1997. No stock appreciation rights were granted to these individuals during such year.

                    Options / SAR Grants in Last Fiscal Year

                              Individual Grants(1)

                                                                          Potential Realizable
                      Number of   Percent of Total                          Value at Assumed
                     Securities     Options/SARs    Exercise                 Annual Rates of
                     Underlying      Granted to       Price                    Stock Price
                    Options/SARs    Employees in       Per    Expiration    Appreciation for
    Name            Granted (#)    Fiscal Year(2)     Share      Date         Option Term(3)
    ----            ------------  ----------------  --------  ----------  --------------------
                                                                             5%($)     10%($)
                                                                           --------   --------
Laurence Moskowitz     20,000         17.07%        $ 6.375    3/31/2007   $207,825   $330,225
J. Graeme McWhirter    20,000         17.07%          6.375    3/31/2007    207,825    330,225
Mark Manoff             2,000          1.71%         11.125    9/3/2007      36,268     57,628
Mary Buhay                -              -             -           -           -          -
Richard Frisch            -              -             -           -           -          -

------------
(1) These options have a term of 10 years, subject to earlier termination upon certain events related to termination of employment and amendment or termination of the Plan. Each of these options was granted at an exercise price equal to the estimated fair market value of the underlying stock on the date of the grant, as determined by the Board of Directors. The option shares vested 20% on the date of grant and will vest 20% on each anniversary date thereafter.

(2) Based on options granted for an aggregate of 117,150 shares during the year ended December 31, 1997.

(3) The 5% and 10% assumed compounded annual rates of stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the ten-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the Named Executive Officers.

Option Exercises and Fiscal Year-End Values

The following table sets forth certain information concerning option exercises and option holdings for the year ended December 31, 1997 with respect to each of the Named Executive Officers.

              Aggregated Option / SAR Exercises in Last Fiscal Year
                     and Fiscal Year-End Option / SAR Values

                      Shares                                            Value of
                     Acquired               Number of Securities       Unexercised
                        On       Value     Underlying Unexercised      In-the-Money
                     Exercise  Realized        Options/SARs at          Options at
    Name                (#)      $ (1)           FY-End (#)           FY-End ($) (2)
    ----             --------  --------  --------------------------  ---------------
                                         Exercisable  Unexercisable   5%($)   10%($)
                                         -----------  -------------  -------  ------
Laurence Moskowitz     6,000    44,250      50,020        75,280     501,596  709,149
J. Graeme McWhirter    6,000    44,250      42,898        65,196     429,759  608,119
Mark Manoff            4,800    35,400      23,000        28,300     235,745  271,537
Mary Buhay               -         -         4,880         5,520      51,306   56,782
Richard Frisch           -         -           -             -           -        -

------------
(1) Difference between the fair market value of the common stock purchased and the exercise price on the date of exercise.

(2) Difference between the fair market value of the underlying common stock ($13.50 per share) and the exercise price for in-the-money options on December 31, 1997.

Employment Contracts

Each of the Company's Named Executive Officers has entered into an employment agreement with the Company which commenced on February 4, 1997, except for the employment agreement with Mr. Richard Frisch which commenced on June 16, 1997.

The employment agreements with Messrs. Moskowitz and McWhirter provide for an initial annual base salary of not less than $150,000 and $135,000, respectively, plus a bonus to be awarded annually at the discretion of the Compensation Committee. Effective July 1, 1997, the annual base salaries of Messrs. Moskowitz and McWhirter were increased to $182,000 and $164,000, respectively. The employment agreements have a term of three years.

The employment agreements with Mr. Manoff and Ms. Buhay provide for initial annual base salaries of not less than $108,500 and $80,000, respectively, plus bonuses to be awarded annually at the discretion of the Compensation Committee. Effective July 1, 1997, the annual base salary of Mr. Manoff was increased to $131,000. In addition, Ms. Buhay is entitled to receive certain sales commissions. The employment agreements have a term of two years.

The employment agreement with Mr. Richard Frisch provides for an annual base salary of $250,000 plus a minimum annual bonus of $135,000, both subject to adjustment upward on an annual basis, plus additional bonuses in the event pre-tax net income goals specified in the employment agreement are reached. The employment agreement has a term of five years.

The employment agreements entitle these executive officers to participate in the health, insurance, pension and other benefits, if any, generally provided to employees of the Company.

The employment agreements contain covenants prohibiting the solicitation of employees and the solicitation of clients and vendors during certain periods and covenants prohibiting the improper disclosure of confidential information at any time. The employment agreements also provide that the executive officer, with certain exceptions, until two years after the termination of his or her employment with the Company, will not participate in any capacity in any business activities with respect to the production of video and audio public relations materials for distribution to news media, the distribution of public relations text, audio and video to news media and the general public via satellite, cassette, wire or other means, the maintenance of data bases of media contacts for and on behalf of clients, the analysis and written appraisal of public relations and public affairs campaigns as determined through press clipping review or electronic data base searches, and such other businesses as the Company may conduct from time to time.

The Company may terminate the employment of the executive officers upon the death or extended disability of the executive officer or for cause (as defined). With the exception of Mr. Frisch, if the employment of an executive officer is terminated by the Company without cause, the employment agreements require the Company to continue to pay the executive officer's salary and health and insurance benefits for a period of one year after such termination in the case of Messrs. Moskowitz and McWhirter and a period of between three to six months in all other cases, or until the date the term would have expired or the commencement of employment elsewhere, if earlier. If the employment of Mr. Frisch is terminated by the Company without cause, his employment agreement requires the Company to continue to pay his salary, bonus and insurance benefits for a period equal to the earlier of the date Mr. Frisch commences employment elsewhere or the date the term would have expired.

Stock Option Plans

The Amended and Restated Stock Option Plan

The Company's Amended and Restated Stock Option Plan ("Stock Option Plan") provides for options for a total of 1,170,808 shares of Common Stock authorized to be granted under the Stock Option Plan. The Stock Option Plan provides for the grant of options to its employees, directors and consultants in order to provide them with financial incentives to promote the success of the Company's long term business objectives and to increase their proprietary interest in the success of the Company. The Stock Option Plan provides for a fifteen year expiration period for non-qualified stock options and ten years for incentive stock options granted thereunder and allows for the exercise of options by delivery by the optionee of previously owned Common Stock of the Company having a fair market value equal to the option price, or by delivery by the optionee of exercisable options valued at the excess of the aggregate fair market value of the Common Stock subject to such options over the aggregate exercise price of such options, or by a combination of cash and Common Stock. During 1997 the Company granted options to purchase 117,150 shares at average exercise prices ranging from $6.38 to $11.13 per share and having expiration dates ranging from June 30, 2001 to January 31, 2007. During 1997, 66,650 options were exercised and at December 31, 1997 449,504 shares were available for future grant and there were outstanding options to purchase 616,494 shares of Common Stock under the Stock Option Plan.

The Stock Option Plan is administered by the Stock Option Committee of the Board of Directors. The Committee has broad discretion in determining the recipients of options and numerous other terms and conditions of the options. The exercise price for shares purchased upon the exercise of non-qualified stock options granted under the Plan is determined by the Stock Option Committee as of the date of the grant. The exercise price of an incentive stock option must be at least equal to the fair market value of the Common Stock on the date such option is granted (110% of the fair market value for stockholders who, at the time the option is granted, own more than 10% of the total combined classes of stock of the Company or any subsidiary). No employees may be granted incentive stock options in any year for shares having a fair market value, determined as of the date of grant, in excess of $100,000.

No incentive options have a term of greater than ten years, except options granted to stockholders holding 10% or more of the Common Stock of the Company which may have a term of up to fifteen years, in each case subject to earlier termination. Options generally may be exercised only if the option holder remains continuously associated with the Company or a subsidiary from the date of grant to the date of exercise. However, options may be exercised upon termination of employment or upon the death or disability of any employee within certain specified periods.

1996 Directors Stock Option Plan

The Company's 1996 Directors Stock Option Plan ("Directors Stock Option Plan") provides for options for a total of 180,000 shares of Common Stock authorized to be granted under the Directors Stock Option Plan. Pursuant to the Directors Stock Option Plan, the Company has granted to each non-employee director non-qualified options to purchase 2,400 shares of Common Stock for each year that such individual was a member of the Board of Directors prior to 1996; provided, however, that in no event shall the number of options granted for service prior to 1996 exceed 14,400 shares. During 1997 the Company granted options to purchase an aggregate of 25,000 shares of common stock under this plan at exercise prices ranging from $9.38 and $10.13 per share.

The Directors Stock Option Plan provides for the automatic annual grant of options to non-employee directors and is administered by the Board of Directors. Commencing January 31, 1997, and as of each anniversary date thereafter, each non-employee director who was in office as of the effective date of the Directors Stock Option Plan will be automatically granted an option to purchase 3,000 shares of Common Stock. Each non-employee director who was not a director as of the effective date of the Directors Stock Option Plan shall be granted, as of the date of his election, options to purchase 3,000 shares of Common Stock and shall be granted as of each anniversary date thereafter, options to purchase an additional 3,000 shares of Common Stock.

To remain eligible, a non-employee director must continue to be a member of the Board of Directors. Options granted to directors for services prior to 1996 are all vested and exercisable; each option granted thereafter is exercisable in increments of 33% per year commencing on the first anniversary date of the date of grant. The exercise price for all options may not be less than the fair market value of the Common Stock on the date of grant. Options under the Directors Stock Option Plan have a term of 15 years and may be exercised for limited periods after a person ceases to serve as a director.

401(k) Plan

All Company employees are eligible to participate in the 401(k) Plan and may make elective salary reduction contributions to the 401(k) Plan of up to 15% of their annual compensation, subject to a dollar limit established by law. In addition, the Company may provide, in its discretion, a matching contribution equal to a percentage of the employee's contribution. Participants are fully vested at all times in the amounts they contribute to the 401(k) Plan. Only participants who have completed a year of service during the 401(k) Plan year and are actively employed on the last day of such year are vested in the Company's matching contributions for such year. The Company's contributions are tax deductible to the Company. Benefits under the 401(k) Plan generally become payable upon retirement, death or disability.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of March 27, 1997 regarding the beneficial ownership of the Company's Common Stock (i) by each of the Company's directors and Named Executive Officers, (ii) by all directors and executive officers as a group and (iii) by each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock.

                                           Shares of Common Stock
                                          Beneficially Owned as of
                                              March 27, 1997(1)
                                          ------------------------
     Executive Officers,                  Number of     Percent of
Directors and 5% Stockholders              Shares         Class
-----------------------------             ---------     ----------
Laurence Moskowitz (2) ..............      428,354         8.1%
 c/o Medialink Worldwide Incorporated
 708 Third Avenue
 New York, NY 10017
J. Graeme McWhirter (3) .............      132,755         2.5
Nicholas F. Peters (4) ..............       39,760          *
Mark Manoff (5) .....................       56,364         1.1
Mary Buhay (6) ......................        6,240          *
Harold Finelt (7) ...................       76,624         1.5
Donald Kimelman (8) .................       57,400         1.1
James J. O'Neill (9) ................        5,800          *
Richard Frisch (10) .................       37,185          *
Theodore Wm. Tashlik (11) ...........       60,421         1.2
Paul Sagan (12) .....................        8,333          *
David Davis (13) ....................       24,521          *
Mark Weiner (14) ....................        6,240          *
All Named Executive Officers and
 Directors as a Group (13 Persons) ..      939,996        17.2

------------

   * Represents less than 1% of the outstanding shares of Common Stock including shares issuable to such beneficial owner under options which are presently exercisable or will become exercisable within 60 days.

 (1) Unless otherwise indicated, each person has sole voting and investment power with respect to the shares shown as beneficially owned by such person.

 (2) Includes 72,500 shares of Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of March 27, 1998.

 (3) Includes 62,177 shares of Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of March 27, 1998. Also includes 11,000 shares owned by the McWhirter Family LLC which may be deemed to be beneficially owned by Mr. McWhirter.

 (4) Includes 30,760 shares of Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of March 27, 1998.

 (5) Includes 30,940 shares of Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of March 27, 1998.

 (6) Represents shares of Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of March 27, 1998.

 (7) Includes 15,400 shares of Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of March 27, 1998.

 (8) Includes 15,400 shares of Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of March 27, 1998. Also includes 42,000 shares of Common Stock held by SDJ Family Trust as to which Mr. Kimelman has voting power and beneficial ownership of 33% of such shares.

 (9) Represents shares of Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of March 27, 1998.

(10) Represents 35,185 shares of Common Stock held by Jake & Zach Media Holdings Group, Inc. Mr. Frisch, as sole shareholder of Jake & Zach Media Holdings Group, Inc., may be deemed to beneficially own all of such shares.

(11) Includes 15,400 shares of Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of March 27, 1998. Also includes 2,200 shares of The Lillian Tashlik Trust of which Mr. Tashlik is a trustee.

(12) Includes 3,333 shares of Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of March 27, 1998.

(13) Includes 21,000 shares of Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of March 27, 1998.

(14) Includes 1,600 shares of Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of March 27, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                           Page
                                                                          Number
(a) 1. FINANCIAL STATEMENTS                                               ------

    CONSOLIDATED FINANCIAL STATEMENTS OF MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

    Independent Auditor's Report                                            F-1

    Consolidated Balance Sheets as of December 31, 1997 and                 F-2
    December 31, 1996

    Consolidated Statements of Operations for the Fiscal Years Ended        F-3
    December 31, 1997, December 31, 1996 and December 31, 1995

    Consolidated Statements of Stockholder's Equity for the Fiscal Years    F-4
    Ended December 31, 1997, December 31, 1996 and December 31, 1995

    Consolidated Statements of Cash Flows for the Fiscal Years Ended        F-5
    December 31, 1997, December 31, 1996 and December 31, 1995

    Notes to Consolidated Financial Statements for the Fiscal Years Ended   F-6
    December 31, 1995, December 31, 1996 and December 31, 1997

    2. All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(b) No reports on Form 8-K have been filed during the last quarter of the period covering this report.

(c) EXHIBITS

Exhibit
Number                         Description                                           Footnotes
-------                        -----------                                           ---------
 3.1   Amended and Restated Certificate of Incorporation of Medialink Worldwide
       Incorporated (the "Company").................................................   (1)
 3.2   Amended and Restated By-Laws of the Company..................................   (2)
10.1   Asset Purchase Agreement, dated July 18, 1996, between Medialink PR Data
       Corporation, Video Broadcasting Corporation, PR

                                       33

       Data Systems, Inc., Jack Schoonover, William Wubbenhorst and Nancy Schoonover   (3)
10.2   Employment Agreement, dated as of November 18, 1996, by and between
       Medialink Worldwide Incorporated and Laurence Moskowitz......................   (4)
10.3   Employment Agreement, dated as of November 18, 1996, by and between
       Medialink Worldwide Incorporated and J. Graeme McWhirter.....................   (5)
10.4   Employment Agreement, dated as of November 18, 1996, by and between
       Medialink Worldwide Incorporated and David Davis.............................   (6)
10.5   Employment Agreement, dated as of November 18, 1996, by
       and between Medialink Worldwide Incorporated and Nicholas F. Peters..........   (7)
10.6   Employment Agreement, dated as of November 18, 1996, by and between
       Medialink Worldwide Incorporated and Mark Manoff.............................   (8)
10.7   Employment Agreement, dated as of November 18, 1996, by and between
       Medialink Worldwide Incorporated and Mark Weiner.............................   (9)
10.8   Employment Agreement, dated as of November 18, 1996, by and between
       Medialink Worldwide Incorporated and Mary Buhay..............................  (10)
10.9   Employment Agreement, dated as of June 16, 1997, by and between Medialink
       Worldwide Incorporated and Richard Frisch....................................  (11)
10.10  Non-Compete Agreement, dated as of June 16, 1997, by and between Medialink
       Worldwide Incorporated, Corporate TV Group, Inc. and Richard Frisch..........  (12)
10.11  Indenture of Lease...........................................................  (13)
10.12  Asset Purchase Agreement, dated as of June 16, 1997, by and among Medialink
       Worldwide Incorporated, Corporate TV Group, Inc. and Richard Frisch..........  (14)
10.13  Registration Rights Agreement, made as of June 16, 1997, by and between Medialink Worldwide Incorporated and Richard Frisch...........  (15)
10.14  Non-Negotiable Subordinated Promissory Note, dated
       July 18, 1996, between Medialink PR Data Corporation and William Wubbenhorst.  (16)

                                       34

10.15  Lease, dated July 18, 1996, between Oakwood Avenue Partners and Medialink PR
       Data Corporation.............................................................  (17)
10.16  Lease, dated September 21, 1994, between Clemons Properties Partner and
       Video Broadcasting Corporation...............................................  (18)
10.17  First Lease Modification Agreement, dated December 1995, between Clemons
       Properties Partners and Video Broadcasting Corporation.......................  (19)
10.18  Second Lease Modification Agreement, dated March 4, 1996, between Clemons
       Properties Partners and Video Broadcasting Corporation.......................  (20)
10.19  Third Lease Modification Agreement, dated May, 1996,
       between Clemons Properties Partners and Video Broadcasting Corporation.......  (21)
10.20  Sublease, dated April 1, 1996, between Video Broadcasting Corporation and
       Media on Demand, Inc.........................................................  (22)
10.21  Lease, dated October 1, 1990, between 1401 New York Avenue, Inc. and Video
       Broadcasting Corporation.....................................................  (23)
10.22  First Amendment of Lease, dated March 25, 1996, between 1401 New York
       Avenue, Inc. and Video Broadcasting Corporation..............................  (24)
10.23  Lease, dated January 3, 1994, between Continental Bank, N.A., as Trustee for the Allstate Retirement Plan and Continental Bank, N.A., as Trustee for the
       Agents Pension Plan and Video Broadcasting Corporation.......................  (25)
10.24  Office Lease, dated June 7, 1989, between Teachers' Retirement System of the
       State of Illinois and Video Broadcasting Corporation.........................  (26)
10.25  First Amendment to Lease, dated June 1, 1994, between Teachers' Retirement
       System of the State of Illinois and Video Broadcasting Corporation...........  (27)
10.26  Office Lease, dated May 5, 1994, between Copperfield Investment &
       Development Company and Video Broadcasting Corporation.......................  (28)
10.27  First Amendment to Lease, dated September 15, 1994, between Copperfield
       Investment & Development Company and Video Broadcasting Corporation..........  (29)
10.28  Lease Agreement, dated November 14, 1994, between
       City & Corporate Counsel Limited and Video Broadcasting Corporation Inc......  (30)

                                       35

10.29  Underlease, dated February 9, 1995, between City & Corporate Counsel Limited and Video Broadcasting Corporation Inc.......................................  (31)
10.30  Agreement, dated March 6, 1996, between Medialink, Inc. and ABC Radio
       Networks, Inc................................................................  (32)
10.31  Agreement, dated February 9, 1993, between Video Broadcasting Corporation and Newsworthy(R)............................................................  (33)
10.32  Renewal of Agreement, dated February 21, 1995, between Video Broadcasting
       Corporation and Newsworthy(R)................................................  (34)
10.33  Amended and Restated AP Express Agreement, dated November 1, 1992, between
       Press Association, Inc. and Video Broadcasting Corporation.  Portions of
       Exhibit 10.27 have been omitted and filed separately with the Commission.....  (35)
10.34  Addendum, dated February 21, 1996, to the AP Express Agreement, between
       Press Association, Inc. and Video Broadcasting Corporation.  Portions of
       Exhibit 10.28 have been omitted and filed separately with the Commission.....  (36)
10.35  Amendment, dated November 18, 1996, to the Amended and Restated AP Express
       Agreement....................................................................  (37)
10.36  Medialink Worldwide Incorporated 401(k) Tax Deferred Savings Plan............  (38)
10.37  Amended and Restated Stock Option Plan and form of Stock Option Agreement....  (39)
10.38  Medialink Worldwide Incorporated 1996 Directors Stock Option Plan and form of 1996 Directors Stock Option Agreement.....................................  (40)
10.39  Form of Indemnification Agreement............................................  (41)
10.40  Tower Place Office Lease by and between Tower Place, L.P. and Medialink
       Worldwide Incorporated.......................................................  (42)
10.41  Second Amendment to Lease, made as of the 19th day of November, 1996, by and between Teachers' Retirement System of the State of Illinois and Medialink
       Worldwide Incorporated.......................................................  (43)
21     Subsidiaries of Medialink Worldwide Incorporated
23     Consent of KPMG Peat Marwick LLP
27     Financial Data Schedule

------------
 (1) Filed as Exhibit 2.5 to Form 8-A for Registration of Certain Classes of Securities Pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934 of Medialink Worldwide Incorporated (Registration No. 000-21989) and incorporated herein by reference.

 (2) Filed as Exhibit 3.2 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

 (3) Filed as Exhibit 10.1 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

 (4) Filed as Exhibit 10.2 to Medialink Worldwide Incorporated Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-14119) dated November 20, 1996 and incorporated herein by reference.

 (5) Filed as Exhibit 10.3 to Medialink Worldwide Incorporated Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-14119) dated November 20, 1996 and incorporated herein by reference.

 (6) Filed as Exhibit 10.4 to Medialink Worldwide Incorporated Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-14119) dated January 7, 1997 and incorporated herein by reference.

 (7) Filed as Exhibit 10.5 to Medialink Worldwide Incorporated Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-14119) dated November 20, 1996 and incorporated herein by reference.

 (8) Filed as Exhibit 10.6 to Medialink Worldwide Incorporated Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-14119) dated November 20, 1996 and incorporated herein by reference.

 (9) Filed as Exhibit 10.6 to Medialink Worldwide Incorporated Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-14119) dated January 7, 1997 and incorporated herein by reference.

(10) Filed as Exhibit 10.7 to Medialink Worldwide Incorporated Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-14119) dated November 20, 1996 and incorporated herein by reference.

(11) Filed as Exhibit 28.1 to Medialink Worldwide Incorporated Current Report on Form 8-K, dated July 1, 1997, and incorporated herein by reference.

(12) Filed as Exhibit 28.2 to Medialink Worldwide Incorporated Current Report on Form 8-K, dated July 1, 1997, and incorporated herein by reference.

(13) Filed as Exhibit 28.3 to Medialink Worldwide Incorporated Current Report on Form 8-K, dated July 1, 1997, and incorporated herein by reference.

(14) Filed as Exhibit 2.1 to Medialink Worldwide Incorporated Current Report on Form 8-K, dated July 1, 1997, and incorporated herein by reference.

(15) Filed as Exhibit 28.4 to Medialink Worldwide Incorporated Current Report on Form 8-K, dated July 1, 1997, and incorporated herein by reference.

(16) Filed as Exhibit 10.9 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(17) Filed as Exhibit 10.10 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(18) Filed as Exhibit 10.11 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(19) Filed as Exhibit 10.12 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(20) Filed as Exhibit 10.13 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(21) Filed as Exhibit 10.14 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(22) Filed as Exhibit 10.15 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(23) Filed as Exhibit 10.16 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(24) Filed as Exhibit 10.17 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(25) Filed as Exhibit 10.18 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(26) Filed as Exhibit 10.19 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(27) Filed as Exhibit 10.20 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(28) Filed as Exhibit 10.21 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(29) Filed as Exhibit 10.22 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(30) Filed as Exhibit 10.23 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(31) Filed as Exhibit 10.24 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(32) Filed as Exhibit 10.25 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(33) Filed as Exhibit 10.26 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(34) Filed as Exhibit 10.27 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(35) Filed as Exhibit 10.28 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(36) Filed as Exhibit 10.29 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(37) Filed as Exhibit 10.29 to Medialink Worldwide Incorporated Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (No. 333-14119) dated November 20, 1996 and incorporated herein by reference.

(38) Filed as Exhibit 10.33 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(39) Filed as Exhibit 10.34 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(40) Filed as Exhibit 10.35 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(41) Filed as Exhibit 10.36 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(42) Filed as Exhibit 10.38 to Medialink Worldwide Incorporated Pre-Effective Amendment No. 2 to the Registration Statement on Form-1 (Registration No. 333-14119) dated November 20, 1996 and incorporated herein by reference.

(43) Filed as Exhibit 10.39 to Medialink Worldwide Incorporated Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (No. 333-14119) dated January 7, 1997, and incorporated herein by reference.

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

                                       Dated: March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Laurence Moskowitz
Laurence Moskowitz, Chairman           March 27, 1998
of the Board, Chief Executive
Officer and President

/s/ David Davis
David Davis, Director                  March 27, 1998
Senior Vice President/International

/s/ Harold Finelt                      March 27, 1998
Harold Finelt, Director

/s/ Donald Kimelman                    March 27, 1998
Donald Kimelman, Director

/s/ James J. O'Neill                   March 27, 1998
James J. O'Neill, Director

/s/ Theodore Wm. Tashlik               March 27, 1998
Theodore Wm. Tashlik, Director

/s/ Paul Sagan                         March 27, 1998
Paul Sagan, Director