Form 10-Q
period 1998-03-31
MEDIALINK WORLDWIDE INC
filed 1998-05-14
CIK 812890

                 U.S. Securities and Exchange Commission
                          Washington, D.C. 20549
                                Form 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1998

                      Commission File Number 0-21989

                     Medialink Worldwide Incorporated
                     --------------------------------
          (Exact name of registrant as specified in its charter)

                  Delaware                            52-1481284
        (State or other jurisdiction               (I.R.S. Employer
             of incorporation or                Identification Number)
               organization)

                708 Third Avenue, New York, New York 10017
                ------------------------------------------
           (Address of principal executive offices) (Zip Code)

                              (212) 682-8300
                ------------------------------------------
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on May 15, 1998:

                  Common Stock - 5,204,041


                                         TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements                                                                      3

           Condensed Consolidated Balance Sheets as of March 31, 1998
           and December 31, 1997                                                                     3

           Condensed Consolidated Statements of Operations
           for the three months ended March 31, 1998 and 1997                                        4

           Condensed Consolidated Statements of Cash Flows
           for the three months ended March 31, 1998 and 1997                                        5

           Notes to Condensed Consolidated Financial Statements                                    6 - 7

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of  Operations                                                             8 - 10


PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                                        11

ITEM 2.   Changes in Securities and Use of Proceeds                                                11

ITEM 3.   Defaults Upon Senior Securities                                                          12

ITEM 4.   Submission of Matters to a Vote of Security Holders                                      12

ITEM 5.   Other Information                                                                        12

ITEM 6.   Exhibits and Reports on Form 8-K                                                         12

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  As of March 31, 1998 and December 31, 1997

                                                                                              March 31,         December 31,
                                                                                               1998                 1997

                                                                                               ----                 ----
                                                                                             (Unaudited)
                                                   ASSETS
Current Assets:
   Cash and cash equivalents                                                                  $ 12,377,800       $ 11,580,928
   Accounts receivable, net                                                                      7,397,580          8,243,823
   Prepaid expenses and other current assets                                                     1,004,953            634,038
   Deferred tax assets                                                                             147,000            119,000
                                                                                              ------------       ------------
       Total current assets                                                                     20,927,333         20,577,789
                                                                                              ------------       ------------

Property and equipment, net                                                                      1,762,906          1,449,901

Goodwill, customer list and other intangibles, net                                               5,845,284          6,118,677
Deferred tax assets                                                                                255,000            200,000
Other assets                                                                                       319,684            321,347
                                                                                              ------------       ------------
       Total assets                                                                           $ 29,110,207       $ 28,667,714
                                                                                              =============      ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                                          $    122,651       $    122,651
   Accounts payable                                                                              2,919,140          2,300,664
   Accrued expenses and other current liabilities                                                2,592,548          2,883,905
   Income taxes payable                                                                            297,534            782,645
                                                                                              ------------       ------------
       Total current liabilities                                                                 5,931,873          6,089,865
Long-term debt, net of current portion                                                             435,780            449,892
Deferred rent payable                                                                               16,106              4,413
                                                                                              ------------       ------------
       Total liabilities                                                                         6,383,759          6,544,170
                                                                                              ------------       ------------
Stockholders' Equity:
   Common stock. Authorized 15,000,000 shares; issued and outstanding
     5,200,441 and 5,182,037 shares in 1998 and 1997,  respectively                                 52,004             51,820
   Additional paid-in capital                                                                   20,271,707         20,222,255
   Retained earnings                                                                             2,485,978          1,928,268
   Accumulated other comprehensive income                                                          (83,241)           (78,799)
                                                                                              ------------       ------------
Total stockholders' equity                                                                      22,726,448         22,123,544
                                                                                              ------------       ------------
       Total liabilities and stockholders' equity                                             $ 29,110,207       $ 28,667,714
                                                                                              =============      ============


           See notes to condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31, 1998 and 1997

                                                                          1998               1997
                                                                          ----               ----
                                                                      (Unaudited)        (Unaudited)

Revenues                                                             $ 8,910,855        $ 4,422,727

Direct costs                                                           3,634,770          1,688,545
                                                                     -----------        -----------

     Gross Profit                                                      5,276,085          2,734,182

General and administrative expenses                                    4,473,679          2,287,366
                                                                     -----------        -----------

     Operating income                                                    802,406            446,816

Interest and other income, net                                           115,304             66,952
                                                                     -----------        -----------

     Income before income taxes                                          917,710            513,768

Provision for income taxes                                               360,000            184,765
                                                                     -----------        -----------

     Net income                                                        $ 557,710          $ 329,003
                                                                     ===========        ===========

Net income applicable to common stock                                  $ 557,710          $ 302,349
                                                                     ===========        ===========

Basic earnings per share                                                  $ 0.11             $ 0.08
                                                                     ===========        ===========

Diluted earnings per share                                                $ 0.10             $ 0.07
                                                                     ===========        ===========



           See notes to condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 1998 and 1997

                                                                                     1998               1997
                                                                                     ----               ----
                                                                                 (Unaudited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                   $ 557,710          $ 329,003
                                                                               -------------      ------------
     Adjustments to reconcile net income to net cash
        provided by operating activities:

     Depreciation and amortization                                                  372,897             86,904
     Equity adjustment for foreign currency translation                              (4,442)            25,780
     Deferred income taxes                                                          (83,000)                 -
     Deferred rent payable                                                           11,693            (13,357)
     Decrease in accounts receivable                                                846,243             27,372
     Decrease (increase) in other assets                                              1,663            (52,898)
     Increase in prepaid expenses and other current assets                         (370,915)          (148,414)
     Increase (decrease) in accounts payable and accrued expenses                   460,849            (41,672)
     (Decrease) increase in income taxes payable                                   (485,111)            39,883
                                                                               -------------      ------------
          Total adjustments                                                         749,877            (76,402)
                                                                               -------------      ------------
          Net cash provided by operating activities                               1,307,587            252,601
                                                                               -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Cash used in acquisitions                                                     (133,730)                 -
     Additions to property and equipment                                           (412,509)          (108,394)
                                                                               -------------      ------------
          Net cash used in investing activities                                    (546,239)          (108,394)
                                                                               -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from exercise of employee stock options                                49,636                  -
     Payments on long term debt                                                     (14,112)           (12,010)
     Proceeds from issuance of common stock - net of offering costs                      -          15,600,747
                                                                               -------------      ------------
          Net cash provided by financing activities                                  35,524         15,588,737
                                                                               -------------      ------------
          Net increase in cash and cash equivalents                                 796,872         15,732,944
Cash and cash equivalents at the beginning of period                             11,580,928            675,469
                                                                               -------------      ------------
Cash and cash equivalents at end of period                                     $ 12,377,800       $ 16,408,413

                                                                               =============      ============


           See notes to condensed consolidated financial statements

             MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      Basis of presentation

The condensed consolidated financial statements included herein have been prepared by Medialink Worldwide Incorporated and Subsidiary (collectively, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K filing for the year ended December 31, 1997.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three month period ended March 31, 1998. The results for the three month period ended March 31, 1998 are not necessarily indicative of the results expected for the full fiscal year.


(2)      Merger of Subsidiary

On January 1, 1998, the Company merged the assets and liabilities of Medialink PR Data Corporation, a wholly owned subsidiary, into Medialink Worldwide Incorporated. Simultaneously, Medialink PR Data Corporation was legally dissolved.

             MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (continued)



(3)      Earnings per Share

The Company adopted SFAS No. 128, "Earnings per Share", beginning with the Company's fourth quarter of 1997. All prior period earnings per share data has been restated to conform to the provisions of this statement. Basic earnings per common share is computed using net income applicable to common stock and the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. In addition, shares of common stock issuable upon the conversion of all shares of Series A, Series B and Series C Preferred Stock into shares of common stock are included in the 1997 diluted calculation as if they were outstanding for all of 1997. The weighted average number of shares for the three months ended March 31, 1998 and 1997 are as follows:

Weighted Average Shares Outstanding       For the three months ended March 31,
                                              1998                1997
                                              ----                ----

         Basic                               5,187,097           3,677,383
                                             =========           =========

         Diluted                             5,691,828           4,787,019
                                             =========           =========


(4)      Comprehensive Income

The components of comprehensive income consist of the following:

                                           For the three months ended March 31,
                                                  1998         1997
                                                  ----         ----

         Net income                               $557,710     $329,003

         Other comprehensive income (loss)
            Foreign currency translation
              adjustments                           (4,442)      25,780
                                                 ----------    --------

         Comprehensive income                     $553,268     $354,783
                                                 =========     ========


Accumulated other comprehensive income at March 31, 1998 and December 31, 1997 consists of foreign currency translation adjustments.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three months ended March 31, 1998 compared to three months ended March
31, 1997

Revenues increased by $4.49 million, or 102%, from $4.42 million in the three months ended March 31, 1997 ("1997") to $8.91 million in the three months ended March 31, 1998 ("1998"), primarily due to increased sales of production services, which increased by $2.56 million, distribution services, which increased by $1.31 million and live broadcast services which increased by $576,000. Included in the increase of production and live broadcast services revenue above is revenue of approximately $2.87 million from the Medialink Corporate Television Division which acquired certain assets of Corporate TV Group, Inc. ("CTV") on June 17, 1997. In addition to this acquisition, Medialink believes that the increased revenue resulted from the growth of its sales and marketing team and its ability to provide clients with a broader array of services as part of its four-part growth strategy. That strategy includes the development of new services, leveraging Medialink's existing client base through the cross-marketing of its services, geographic expansion and growth through acquisitions and strategic alliances.

Direct costs increased by $1.94 million, or 115%, from $1.69 million in 1997 to $3.63 million in 1998. Direct costs as a percentage of revenue increased from 38% of revenue in 1997 to 41% in 1998 mainly as a result of the increase in the proportion of production and live broadcast service revenue, which generally have lower gross profit margins as compared with revenue from distribution services, to total revenue in 1998 as compared to 1997.

General and administrative expenses increased by $2.18 million or 95%, from $2.29 million in 1997 to $4.47 million in 1998. General and administrative expenses as a percentage of revenues were 50% and 52% for 1998 and 1997, respectively. Salary-related costs increased by $1.26 million in 1998, of which $416,000 was the result of the acquisition of CTV in June 1997. The balance of the increase was due primarily to the growth of Medialink's sales and operations staff in response to increased demand for its services.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $642,000, or 120%, from $534,000 in 1997 to $1.18 million in
1998. As a percentage of revenue, EBITDA in 1998 was 13% as compared with 12% in 1997.

Depreciation and amortization expense, which is included in general and administrative expenses, increased by $286,000, or 329%, from $87,000 in 1997 to $373,000 in 1998. The increase was due primarily to amortization expense arising from the acquisition of CTV in June, 1997.

               MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As a result of the foregoing, operating income increased by $355,000, or 79%, from $447,000 in 1997 to $802,000 in 1998. As a percentage of revenue, operating income in 1998 was 9% as compared with 10% in 1997.

Interest and other income, net increased by $48,000 from $67,000 in 1997 to $115,000 in 1998. This increase was primarily due to the investment of the net proceeds of $15.6 million from Medialink's initial public offering which was completed in February 1997, after underwriting discounts and offering costs. The remaining proceeds are invested in short-term investments and money-market funds.

Income tax expense was calculated using Medialink's effective tax rates of 39% in 1998 and 36% in 1997. The increase in the rate reflects changes in state and local taxes as a result of differences in income earned in certain jurisdictions.

Net income increased by $229,000 or 70%, from $329,000 in 1997 to $558,000 in 1998. Diluted earnings per share increased from $0.07 per share in 1997 to $0.10 per share in 1998.


LIQUIDITY AND CAPITAL RESOURCES

Medialink has financed its operations primarily through cash generated from operations. Cash flow from operating activities amounted to $1.31 million in 1998 and $253,000 in 1997. Capital expenditures which are primarily incurred to support the Company's sales and operations were $413,000 in 1998 and $108,000 in 1997. Medialink has no capital expenditure plans other than in the ordinary course of business.

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

As at March 31, 1998 Medialink had $12.38 million in cash and cash equivalents as compared with $11.58 million as at December 31, 1997. As at March 31, 1998, long-term debt was $436,000.


The Company believes that it has sufficient capital resources and cash flow from operations to fund its net cash needs for at least the next twelve months.

               MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARY

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

                     MEDIALINK WORLDWIDE INCORPORATED




PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings.
                        None


         ITEM 2.  Changes in Securities and Use of Proceeds.

         The registrant's initial public offering commenced on January 29, 1997. The managing underwriters of the offering were Dean Witter Reynolds, Inc. and Wheat First Union (formerly, Wheat First Butcher Singer). The class of securities registered was common stock. The registrant registered 2,000,000 shares, of common stock; the aggregate price of the offering amount registered was $18,000,000; the amount of shares sold was 2,000,000; and the aggregate offering price of the amount sold was $18,000,000. For the account of selling stockholders, there were registered 300,000 shares of common stock; the aggregate price of the offering amount registered was $2,700,000; the amount of shares sold was 300,0000; and the aggregate offering price of the amount sold was $2,700,000.

         Through March 31, 1998, the registrant incurred expenses in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions of approximately $1,260,000; finders fees of $0; expenses paid to or for underwriters of $0; other expenses of approximately $1,160,000; and total expenses of approximately $2,420,000. These were direct or indirect payments to others. There were expenses of approximately $189,000 for underwriting discounts and commissions in connection with the sale of shares by selling stockholders, $0 for finders fees, $0 for expenses paid to or for underwriters and total expenses of approximately $189,000. These payments were direct or indirect payments to others.

         The net offering proceeds to the registrant, after deducting the total expenses described above, were $15,580,000. From January 29, 1997 to March 31, 1998, $4,383,000 of net offering proceeds were used for the acquisition of other businesses, namely, certain assets of CTV and all of the outstanding shares of common stock of On Line Broadcasting Limited. At March 31, 1998 the remaining proceeds were invested in temporary investments; $7,566,000 in tax free municipals and $3,631,000 in a tax free money market account and interest bearing bank accounts. No proceeds were used for the construction of plant, building and facilities, the purchase and installation of machinery and equipment, the purchase of real estate, or the repayment of indebtedness or working capital.

         ITEM 3.  Defaults Upon Senior Securities.
                        None

         ITEM 4.  Submission of Matters to a Vote of Security Holders.
                        None

         ITEM 5.  Other Information.
                        None

         ITEM 6.  Exhibits and Reports on Form 8-K.

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

                  MEDIALINK WORLDWIDE INCORPORATED

                  By: /s/ LAURENCE MOSKOWITZ
              Laurence Moskowitz,
              Chairman of the Board, Chief Executive Officer and President

                  By: /s/ J. GRAEME MCWHIRTER
              J. Graeme McWhirter
              Executive Vice President, Assistant Secretary,
              Chief Financial Officer and Director


Dated: May 15, 1998