Form 10-Q
period 1998-06-30
MEDIALINK WORLDWIDE INC
filed 1998-08-14
CIK 812890

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549
                                   Form 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                        Commission File Number 0-21989

                       Medialink Worldwide Incorporated
                       --------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                           52-1481284
          --------                                           ----------
(State or other jurisdiction                              (I.R.S. Employer
    of incorporation or                                Identification Number)
      organization)

                  708 Third Avenue, New York, New York 10017
                  ------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (212) 682-8300
                                --------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on August 14, 1998:

          Common Stock - 5,297,782

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements                                                        3

          Condensed Consolidated Balance Sheets as of June 30, 1998
          and December 31, 1997                                                       3

          Condensed Consolidated Statements of Operations
          for the six months ended June 30, 1998 and 1997                             4

          Condensed Consolidated Statements of Operations
          for the three months ended June 30, 1998 and 1997                           5

          Condensed Consolidated Statements of Cash Flows
          for the six months ended June 30, 1998 and 1997                             6

          Notes to Condensed Consolidated Financial Statements                    7 - 9

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of  Operations                                            10 - 14


PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                          15

ITEM 2.   Changes in Securities and Use of Proceeds                             15 - 16

ITEM 3.   Defaults Upon Senior Securities                                            16

ITEM 4.   Submission of Matters to a Vote of Security Holders                        16

ITEM 5.   Other Information                                                          16

ITEM 6.   Exhibits and Reports on Form 8-K                                           16

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   As of June 30, 1998 and December 31, 1997

                                                                               June 30,        December 31,
                                                                                 1998              1997
                                                                                 ----              ----
                                                                              (Unaudited)

                                    ASSETS
Current Assets:
   Cash and cash equivalents                                                 $ 11,024,352      $ 11,580,928
   Accounts receivable, net                                                     9,471,273         8,243,823
   Prepaid expenses and other current assets                                    1,167,270           634,038
   Deferred tax assets                                                            147,000           119,000
                                                                             ------------      ------------
       Total current assets                                                    21,809,895        20,577,789
                                                                             ------------      ------------

Property and equipment, net                                                     2,036,342         1,449,901

Goodwill, customer list and other intangibles, net                              7,088,462         6,118,677
Deferred tax assets                                                               310,000           200,000
Other assets                                                                      351,134           321,347
                                                                             ------------      ------------
       Total assets                                                          $ 31,595,833      $ 28,667,714
                                                                             ============      ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                         $    122,651      $    122,651
   Accounts payable                                                             2,972,225         2,305,077
   Accrued expenses and other current liabilities                               3,099,122         2,883,905
   Income taxes payable                                                         1,082,539           782,645
                                                                             ------------      ------------
       Total current liabilities                                                7,276,537         6,094,278
Long-term debt, net of current portion                                            405,153           449,892
                                                                             ------------      ------------
       Total liabilities                                                        7,681,690         6,544,170
                                                                             ------------      ------------
Stockholders' Equity:
   Common stock. Authorized 15,000,000 shares; issued and outstanding
     5,249,257 and 5,182,037 shares in 1998 and 1997, respectively                 52,493            51,820
   Additional paid-in capital                                                  20,348,818        20,222,255
   Retained earnings                                                            3,573,356         1,928,268
   Accumulated other comprehensive income                                         (60,524)          (78,799)
                                                                             ------------      ------------
Total stockholders' equity                                                     23,914,143        22,123,544
                                                                             ------------      ------------
       Total liabilities and stockholders' equity                            $ 31,595,833      $ 28,667,714
                                                                             ============      ============




           See notes to condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Six Months Ended June 30, 1998 and 1997


                                              1998            1997
                                          (Unaudited)     (Unaudited)

Revenues                                  $20,365,745     $11,062,543

Direct costs                                8,434,919       4,218,516
                                          -----------     -----------

     Gross Profit                          11,930,826       6,844,027

General and administrative expenses         9,420,780       5,352,346
                                          -----------     -----------

     Operating income                       2,510,046       1,491,681

Interest and other income, net                225,042         216,124
                                          -----------     -----------

     Income before income taxes             2,735,088       1,707,805

Provision for income taxes                  1,090,000         649,781
                                          -----------     -----------

     Net income                           $ 1,645,088     $ 1,058,024
                                          ===========     ===========
Net income applicable to common stock     $ 1,645,088     $ 1,031,370
                                          ===========     ===========

Basic earnings per share                  $      0.32     $      0.23
                                          ===========     ===========

Diluted earnings per share                $      0.29     $      0.21
                                          ===========     ===========




           See notes to condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended June 30, 1998 and 1997


                                            1998            1997
                                            ----            ----
                                        (Unaudited)     (Unaudited)

Revenues                                $11,454,890     $ 6,639,815

Direct costs                              4,800,149       2,529,971
                                        -----------     -----------

     Gross Profit                         6,654,741       4,109,844

General and administrative expenses       4,947,101       3,064,979
                                        -----------     -----------

     Operating income                     1,707,640       1,044,865

Interest and other income, net              109,738         149,174
                                        -----------     -----------

     Income before income taxes           1,817,378       1,194,039

Provision for income taxes                  730,000         465,016
                                        -----------     -----------

     Net income                         $ 1,087,378     $   729,023
                                        ===========     ===========

Basic earnings per share                $      0.21     $      0.14
                                        ===========     ===========

Diluted earnings per share              $      0.19     $      0.13
                                        ===========     ===========




           See notes to condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1998 and 1997

                                                                           1998              1997
                                                                           ----              ----
                                                                        (Unaudited)       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         $  1,645,088      $  1,058,024
                                                                        ------------      ------------
     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation and amortization                                           756,631           236,936
     Equity adjustment for foreign currency translation                       18,275             1,623
     Deferred income taxes                                                  (138,000)             --
     Increase in accounts receivable                                      (1,227,450)       (1,806,708)
     (Increase) decrease in other assets                                     (29,787)            2,370
     Increase in prepaid expenses and other current assets                  (533,232)         (524,168)
     Increase in accounts payable and accrued expenses                     1,116,095           829,660
     Increase in income taxes payable                                        299,894           474,715
                                                                        ------------      ------------
          Total adjustments                                                  262,426          (785,572)
                                                                        ------------      ------------
          Net cash provided by operating activities                        1,907,514           272,452
                                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash used in acquisitions                                            (1,822,113)       (3,837,050)
     Advances under short-term loan receivable                                  --            (300,000)
     Additions to property and equipment                                    (714,478)         (247,483)
                                                                        ------------      ------------
          Net cash used in investing activities                           (2,536,591)       (4,384,533)
                                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of employee stock options                        117,240            55,875
     Payments on long term debt                                              (44,739)          (34,743)
     Proceeds from issuance of common stock - net of offering costs             --          15,600,747
                                                                        ------------      ------------
          Net cash provided by financing activities                           72,501        15,621,879
                                                                        ------------      ------------
          Net (decrease) increase in cash and cash equivalents              (556,576)       11,509,798
Cash and cash equivalents at the beginning of period                      11,580,928           675,469
                                                                        ------------      ------------
Cash and cash equivalents at end of period                              $ 11,024,352      $ 12,185,267
                                                                        ============      ============




           See notes to condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)   Basis of presentation

The condensed consolidated financial statements included herein have been prepared by Medialink Worldwide Incorporated and Subsidiary (collectively, the "Company" or "Medialink"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K filing for the year ended December 31, 1997.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the six and three month periods ended June 30, 1998 and 1997. The results for the six and three month periods ended June 30, 1998 are not necessarily indicative of the results expected for the full fiscal year.

(2)   Merger of Subsidiaries

On January 1, 1998, the Company merged the assets and liabilities of On Line Broadcasting Limited, a wholly owned subsidiary, into Medialink Worldwide Incorporated.

On January 1, 1998, the Company merged the assets and liabilities of Medialink PR Data Corporation, a wholly owned subsidiary, into Medialink Worldwide Incorporated.

(3)   Recent Acquisitions

In June 1998 the Company acquired certain assets of Eye Catchers Press ("Eye Catchers"), a public relations still photography agency in the United Kingdom. The initial purchase price of (pound)900,000 (approximately $1.50 million) plus estimated acquisition costs of $90,000 was paid in cash. Earn-out provisions allow for additional payments of up to an additional (pound)100,000 per annum based on certain profitability targets over the next three years. Earn-out amounts will be paid in the form of 80% cash and 20% in Medialink common stock in year 1, 25% cash and 75% in Medialink common stock in years 2 and 3. The acquisition has been accounted for as a purchase for accounting purposes, and the results of operations of the acquisition have been included in the consolidated statement of operations from the date of acquisition. The estimated purchase price in excess of the estimated fair value of the net tangible assets acquired has been allocated to goodwill.

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

In July 1998 the Company acquired all of the outstanding common shares of Tempest T.V. Limited, d/b/a The London Bureau ("The London Bureau"), a producer of corporate video for use by British broadcasters. The initial purchase price of (pound)1.00 million (approximately $1.65 million) was paid in the form of (pound)620,000 (approximately $1.02 million) in cash and the issuance of 31,206 shares of the Company's common stock valued at approximately (pound)380,000 (approximately $628,000). Earn-out provisions allow for additional payments of purchase price of up to approximately (pound)2.80 million (approximately $4.61 million), based on certain revenue and profitability goals of the International Division of Medialink, to be paid over a period of three years. In connection with this acquisition two of the shareholders of The London Bureau entered into deeds of covenant with the Company with terms of three and four years, respectively. In consideration for the deeds of covenant, the two shareholders received payments aggregating (pound)295,000 (approximately $485,000).

(4)   Earnings per Share

The Company adopted SFAS No. 128, "Earnings per Share", beginning with the Company's fourth quarter of 1997. All prior period earnings per share data has been restated to conform to the provisions of this statement.

Basic earnings per common share is computed using net income applicable to common stock and the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. In addition, shares of common stock issuable upon the conversion of all shares of Series A, Series B and Series C Preferred Stock into shares of common stock are included in the 1997 diluted calculation as if they were outstanding for all of 1997. The weighted average number of shares for the six and three months ended June 30, 1998 and 1997 are as follows:

Weighted Average Shares Outstanding
-----------------------------------

                           For the six months ended June 30,
                           ---------------------------------
                              1998                    1997
                              ----                    ----

         Basic              5,209,419               4,482,863
                            =========               =========

         Diluted            5,739,241               5,115,560
                            =========               =========

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


                             For the three months ended June 30,
                             -----------------------------------
                                1998                    1997
                                ----                    ----

         Basic                5,232,218               5,059,918
                              =========               =========

         Diluted              5,786,828               5,442,599
                              =========               =========


(5)   Comprehensive Income

The components of comprehensive income consist of the following:

                                          For the six months ended June 30,
                                          ---------------------------------
                                                1998           1997
                                                ----           ----

         Net income                          $1,645,088     $1,058,024

         Other comprehensive income
            Foreign currency translation
              adjustments                        18,275          1,623
                                             ----------     ----------

         Comprehensive income                $1,663,363     $1,059,647
                                             ==========     ==========


                                            For the three months ended June 30,
                                            -----------------------------------
                                                  1998           1997
                                                  ----           ----

         Net income                            $1,087,378     $  729,023

         Other comprehensive income (loss)
            Foreign currency translation
              adjustments                          22,717        (26,481)
                                               ----------     ----------

         Comprehensive income                  $1,110,095     $  702,542
                                               ==========     ==========


Accumulated other comprehensive income at June 30, 1998 and December 31, 1997 consists of foreign currency translation adjustments.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Six months ended June 30, 1998 compared to six months ended June 30, 1997

Revenues increased by $9.30 million, or 84%, from $11.06 million in the six months ended June 30, 1997 ("1997") to $20.37 million in the six months ended June 30, 1998 ("1998"), primarily due to increased sales of production services, which increased by $4.80 million, distribution services, which increased by $2.85 million and live broadcast services which increased by $1.39 million. Included in the increase of total revenue above is revenue of approximately $7.22 million from the Medialink Corporate Television Division which acquired certain assets of Corporate TV Group, Inc. ("CTV") on June 17, 1997. In addition to this acquisition, Medialink believes that the increased revenue resulted from the growth of its sales and marketing team and its ability to provide clients with a broader array of services as part of its four-part growth strategy. That strategy includes the development of new services, leveraging Medialink's existing client base through the cross-marketing of its services, geographic expansion and growth through acquisitions and strategic alliances.

Direct costs increased by $4.21 million, or 100%, from $4.22 million in 1997 to $8.43 million in 1998. Direct costs as a percentage of revenue increased from 38% in 1997 to 41% in 1998 mainly as a result of the increase in the proportion of revenue from production and live broadcast service projects and revenue from larger scale projects to total revenue in 1998 as compared to 1997. Revenue on these projects generally have lower gross profit margins as compared with revenue on distribution services.

General and administrative expenses increased by $4.07 million or 76%, from $5.35 million in 1997 to $9.42 million in 1998. General and administrative expenses as a percentage of revenues were 46% and 48% for 1998 and 1997, respectively. Salary-related costs increased by $2.50 million in 1998, of which $961,000 was the result of the acquisition of CTV in June 1997. The balance of the increase was due primarily to the growth of Medialink's sales and operations staff in response to increased demand for its services.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $1.54 million, or 89%, from $1.73 million in 1997 to $3.27 million in 1998. As a percentage of revenue, EBITDA was 16% in both 1998 and 1997.

Depreciation and amortization expense, which is included in general and administrative expenses, increased by $520,000, or 219%, from $237,000 in 1997 to $757,000 in 1998. The increase was due primarily to amortization expense arising from the acquisition of CTV in June 1997.

As a result of the foregoing, operating income increased by $1.02 million, or 68%, from $1.49 million in 1997 to $2.51 million in 1998. As a percentage of revenue, operating income in 1998 was 12% as compared to 13% in 1997.

Interest and other income, net, increased by $9,000 from $216,000 in 1997 to $225,000 in 1998.

                       MEDIALINK WORLDWIDE INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Income tax expense was calculated using Medialink's effective tax rates of 40% in 1998 and 38% in 1997. The increase in the rate reflects changes in state and local taxes as a result of differences in income earned in certain jurisdictions and the change in the proportion of tax-free investment income on investments to total income before taxes.

Net income increased by $587,000 or 55%, from $1.06 million in 1997 to $1.65 million in 1998. Diluted earnings per share increased from $0.21 per share in 1997 to $0.29 per share in 1998.

Three months ended June 30, 1998 compared to three months ended June 30, 1997

Revenues increased by $4.82 million, or 73%, from $6.64 million in the three months ended June 30, 1997 (the "1997 Quarter") to $11.45 million in the three months ended June 30, 1998 (the "1998 Quarter"), primarily due to increased sales of production services, which increased by $2.21 million, distribution services, which increased by $1.52 million and live broadcast services which increased by $818,000. Included in the increase of total revenue is revenue of approximately $3.72 million from the Medialink Corporate Television Division which acquired certain assets of Corporate TV Group, Inc. ("CTV") on June 17, 1997.

Direct costs increased by $2.27 million, or 90%, from $2.53 million in the 1997 Quarter to $4.80 million in the 1998 Quarter. Direct costs as a percentage of revenue increased from 38% of revenue in the 1997 Quarter to 42% in the 1998 Quarter mainly as a result of the increase in the proportion of revenue from production and live broadcast service projects and revenue from larger scale projects to total revenue in 1998 as compared to 1997. Revenue on these projects generally have lower gross profit margins as compared with revenue on distribution services.

General and administrative expenses increased by $1.88 million or 61%, from $3.06 million in the 1997 Quarter to $4.95 million in the 1998 Quarter. General and administrative expenses as a percentage of revenues were 43% and 46% for the 1998 Quarter and the 1997 Quarter, respectively. Salary-related costs increased by $1.22 million in the 1998 Quarter, of which $487,000 was the result of the acquisition of CTV in June 1997. The balance of the increase was due primarily to the growth of Medialink's sales and operations staff in response to increased demand for its services.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $897,000, or 75%, from $1.20 million in the 1997 Quarter to $2.09 million in the 1998 Quarter. As a percentage of revenue, EBITDA was 18% in both the 1998 Quarter and the 1997 Quarter.

Depreciation and amortization expense, which is included in general and administrative expenses, increased by $234,000, or 156%, from $150,000 in the 1997 Quarter to $384,000 in the 1998 Quarter. The increase was due primarily to amortization expense arising from the acquisition of CTV in June, 1997.

                       MEDIALINK WORLDWIDE INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


As a result of the foregoing, operating income increased by $663,000, or 63%, from $1.04 million in the 1997 Quarter to $1.71 million in the 1998 Quarter. As a percentage of revenue, operating income in the 1998 Quarter was 15% as compared with 16% in the 1997 Quarter.

Interest and other income, net decreased by $39,000 from $149,000 in the 1997 Quarter to $110,000 in the 1998 Quarter. This decrease was primarily due to the decrease in cash and cash equivalents resulting from the purchase of various businesses.

Income tax expense was calculated using Medialink's effective tax rates of 40% in the 1998 Quarter and 39% in the 1997 Quarter. The increase in the rate reflects changes in state and local taxes as a result of differences in income earned in certain jurisdictions and the change in the proportion of tax-free investment income on investments to total income before taxes.

Net income increased by $358,000 or 49%, from $729,000 in the 1997 Quarter to $1.09 million in the 1998 Quarter. Diluted earnings per share increased from $0.13 per share in the 1997 Quarter to $0.19 per share in the 1998 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

Medialink has financed its operations primarily through cash generated from operations. Cash flow from operating activities amounted to $1.91 million in 1998 and $272,000 in 1997. Capital expenditures which are primarily incurred to support the Company's sales and operations were $714,000 in 1998 and $247,000 in 1997. Medialink has no capital expenditure plans other than in the ordinary course of business.

                       MEDIALINK WORLDWIDE INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


In June 1998 Medialink acquired certain assets of Eye Catchers Press. The initial purchase price of (pound)900,000 (approximately $1.50 million) plus acquisition costs of approximately $90,000 was paid in cash. Earn-out provisions allow for additional payments of purchase price of up to an additional (pound)100,000 per annum based on certain profitability targets over the next three years. Earn-out amounts will be paid in the form of 80% cash and 20% Medialink common stock in year 1 and 25% cash and 75% Medialink common stock in years 2 and 3.

In July 1998 the Company acquired all of the outstanding common shares of Tempest T.V. Limited, d/b/a The London Bureau ("The London Bureau"). The initial purchase price of (pound)1.00 million (approximately $1.65 million) was paid in the form of (pound)620,000 (approximately $1.02 million) cash and the issuance of 31,206 shares of the Company's common stock valued at approximately (pound)380,000 (approximately $628,000). Earn-out provisions allow for additional payments of purchase price of up to approximately (pound)2.80 million (approximately $4.61 million), based on certain revenue and profitability goals of the International Division of Medialink, to be paid over a period of three years. In connection with this acquisition two of the shareholders of The London Bureau entered into deeds of covenant with the Company with terms of three and four years, respectively. In consideration for the deeds of covenant, the two shareholders received payments aggregating approximately $485,000.

In June, 1997 Medialink acquired certain assets of CTV. The initial purchase price of $4.18 million was paid $3.85 million in cash and $333,000 in Medialink common stock. Earn-out provisions allow for up to an additional $6.2 million to be paid based upon certain revenue and profitability targets over the next five years. Assuming the targets are met, the overall consideration will be in the form of 80 percent cash and 20 percent in Medialink common stock. During the six months ended June 30, 1997 Medialink made cash payments of approximately $232,000 as additional consideration for the CTV acquisition.

As of June 30, 1998 Medialink had $11.02 million in cash and cash equivalents as compared with $11.58 million as of December 31, 1997. As of June 30, 1998, long-term debt was $405,000.

The Company believes that it has sufficient capital resources and cash flow from operations to fund its net cash needs for at least the next twelve months, including those related to the above-mentioned acquisitions.

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

With respect to its internal business systems, the Company is working with third-party vendors of such systems to ensure that Year 2000 compliance either exists today or will be achieved via vendor supplied upgrades in a timely manner. Furthermore, that Company is addressing the potential impact to the Company of non-compliance by any of its key suppliers or clients. The Company's programs include communications with the Company's significant vendors to determine the extent to which the Company is vulnerable to any failures by them to address the Year 2000 issue. On a case by case basis, where the Company determines that it may be at a material adverse risk due to non-compliance by any of its key vendors, the Company may develop contingency plans for an alternate source of supply. The Company expects to incur internal staff and engineering costs as well as consulting and other expenses related to the Year 2000 project.


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

                       MEDIALINK WORLDWIDE INCORPORATED

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

In July 1998 the Company was named as a defendant in a lawsuit filed by a former employee in New York Supreme Court, County of New York. The plaintiff is seeking certain compensation as defined in the lawsuit. In July 1998 the Company filed an answer denying the allegations of the complaint and containing several defenses and counterclaims for, among other things, breach of duty and breach of contract. Although the Company has not completed discovery at this early stage of litigation, the Company believes that there are meritorious defenses and counterclaims to such action and believes that any award to the plaintiff would not have a material adverse effect on the financial condition of the Company.

ITEM 2. Changes in Securities and Use of Proceeds.

The registrant's initial public offering commenced on January 29, 1997. The managing underwriters of the offering were Dean Witter Reynolds, Inc. and Wheat First Union (formerly, Wheat First Butcher Singer). The class of securities registered was common stock. The registrant registered 2,000,000 shares of common stock; the aggregate price of the offering amount was $18,000,000; the amount of shares sold was 2,000,000; and the aggregate offering price was $18,000,000. For the account of selling stockholders, there were registered 300,000 shares of common stock; the aggregate price of the offering was $2,700,000; the amount of shares sold was 300,0000; and the aggregate offering price was $2,700,000.

Through June 30, 1998, the registrant incurred expenses in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions of approximately $1,260,000; finders fees of $0; expenses paid to or for underwriters of $0; other expenses of approximately $1,160,000; and total expenses of approximately $2,420,000. These were direct or indirect payments to others. There were expenses of approximately $189,000 for underwriting discounts and commissions in connection with the sale of shares by selling stockholders, $0 for finders fees, $0 for expenses paid to or for underwriters and total expenses of approximately $189,000. These payments were direct or indirect payments to others.

                       MEDIALINK WORLDWIDE INCORPORATED

The net offering proceeds to the registrant, after deducting the total expenses described above, were $15,580,000. From January 29, 1997 to June 30, 1998, $6,205,113 of net offering proceeds were used for the acquisition of other businesses, namely, certain assets of CTV, all of the outstanding shares of common stock of On Line Broadcasting Limited and certain assets of Eye Catchers Press. At June 30, 1998 the remaining proceeds were invested in temporary investments; $3,705,000 in tax free municipals and $5,669,887 in tax free money market accounts and interest bearing bank accounts. No proceeds were used for the construction of plant, building and facilities, the purchase and installation of machinery and equipment, the purchase of real estate, or the repayment of indebtedness or working capital.

ITEM 3. Defaults Upon Senior Securities.
                None

ITEM 4. Submission of Matters to a Vote of Security Holders.
                None

ITEM 5. Other Information.

Pursuant to newly adopted rules of the Securities and Exchange Commission, any stockholder who intends to present a proposal at the Company's 1999 Annual Meeting of Stockholders without requesting the Company to include such proposal in the Company's proxy statement should be aware that he must notify the Company not later than March 11, 1999 of his intention to present the proposal. Otherwise, the Company may exercise discretionary voting with respect to such stockholder proposal pursuant to authority conferred on the Company by proxies to be solicited by the Board of Directors of the Company and delivered to the Company in connection with the Meeting.

ITEM 6. Exhibits and Reports on Form 8-K.

(a)    Exhibits: Exhibit 27 - Financial Data Schedule

(b) Report on Form 8-K: A report on Form 8-K was filed with the Securities and Exchange Commission on July 23, 1998 in connection with the acquisition of Tempest T.V. Limited d/b/a The London Bureau by the Registrant.

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

Dated: August 14, 1998