Form 10-Q
period 1998-09-30
MEDIALINK WORLDWIDE INC
filed 1998-11-16
CIK 812890

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549
                                   Form 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on November 13, 1998:

      Common Stock - 5,311,517

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements                                               3

         Condensed Consolidated Balance Sheets as of
         September 30, 1998 and December 31, 1997                           3

         Condensed Consolidated Statements of Operations
         for the nine months ended September 30, 1998 and 1997              4

         Condensed Consolidated Statements of Operations
         for the three months ended September 30, 1998 and 1997             5

         Condensed Consolidated Statements of Cash Flows
         for the nine months ended September 30, 1998 and 1997              6

         Notes to Condensed Consolidated Financial Statements             7 - 9

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       10 - 14

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                 15

ITEM 2.  Changes in Securities and Use of Proceeds                         15

ITEM 3.  Defaults Upon Senior Securities                                   15

ITEM 4.  Submission of Matters to a Vote of Security Holders               16

ITEM 5.  Other Information                                                 16

ITEM 6.  Exhibits and Reports on Form 8-K                                  16

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 As of September 30, 1998 and December 31, 1997


                                                                                         September 30,        December 31,
                                                                                             1998                1997
                                                                                        -------------        ------------
                                                                                         (Unaudited)
                         ASSETS

Current Assets:
   Cash and cash equivalents                                                             $  9,047,038       $ 11,580,928
   Accounts receivable, net                                                                 7,840,150          8,243,823
   Prepaid expenses and other current assets                                                1,098,662            634,038
   Deferred tax assets                                                                        147,000            119,000
                                                                                         ------------       ------------
       Total current assets                                                                18,132,850         20,577,789
                                                                                         ------------       ------------
Property and equipment, net                                                                 2,223,948          1,449,901

Goodwill, customer list and other intangibles, net                                          9,393,740          6,118,677
Deferred tax assets                                                                           364,000            200,000
Other assets                                                                                  358,968            321,347
                                                                                         ------------       ------------
       Total assets                                                                      $ 30,473,506       $ 28,667,714
                                                                                         ============       ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt                                                     $    123,000          $ 122,651
   Accounts payable                                                                         2,039,161          2,305,077
   Accrued expenses and other current liabilities                                           1,066,774          2,883,905
   Income taxes payable                                                                       931,539            782,645
                                                                                         ------------       ------------
       Total current liabilities                                                            4,160,474          6,094,278
Long-term debt, net of current portion                                                        374,176            449,892
                                                                                         ------------       ------------
       Total liabilities                                                                    4,534,650          6,544,170
                                                                                         ------------       ------------
Stockholders' Equity:
   Common stock. Authorized 15,000,000 shares; issued and outstanding
     5,308,517 and 5,182,037 shares in 1998 and 1997,  respectively                            53,085             51,820
   Additional paid-in capital                                                              21,670,538         20,222,255
   Retained earnings                                                                        4,312,557          1,928,268
   Accumulated other comprehensive income                                                     (97,324)           (78,799)
                                                                                         ------------       ------------
Total stockholders' equity                                                                 25,938,856         22,123,544
                                                                                         ------------       ------------
       Total liabilities and stockholders' equity                                        $ 30,473,506       $ 28,667,714
                                                                                         ============       ============

            See notes to condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 1998 and 1997


                                                     1998               1997
                                                     ----               ----
                                                 (Unaudited)        (Unaudited)

Revenues                                        $  29,739,514       $ 18,248,849

Direct costs                                       11,911,055          7,000,278
                                                -------------       ------------

     Gross Profit                                  17,828,459         11,248,571

General and administrative expenses                14,150,538          9,071,420
                                                -------------       ------------

     Operating income                               3,677,921          2,177,151

Interest and other income, net                        313,368            316,369
                                                -------------       ------------

     Income before income taxes                     3,991,289          2,493,520

Provision for income taxes                          1,607,000            955,781
                                                -------------       ------------

     Net income                                 $   2,384,289       $  1,537,739
                                                =============       ============

Net income applicable to common stock           $   2,384,289       $  1,511,085
                                                =============       ============

Basic earnings per share                        $        0.46       $       0.33
                                                =============       ============

Diluted earnings per share                      $        0.41       $       0.29
                                                =============       ============

            See notes to condensed consolidated financial statements

               MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three Months Ended September 30, 1998 and 1997


                                                 1998               1997
                                                 ----               ----
                                             (Unaudited)        (Unaudited)

Revenues                                     $ 9,373,768        $ 7,186,306

Direct costs                                   3,476,136          2,781,763
                                             -----------        -----------
     Gross Profit                              5,897,632          4,404,543

General and administrative expenses            4,729,758          3,719,074
                                             -----------        -----------
     Operating income                          1,167,874            685,469

Interest and other income, net                    88,326            100,245
                                             -----------        -----------
     Income before income taxes                1,256,200            785,714

Provision for income taxes                       517,000            306,000
                                             -----------        -----------
     Net income                                $ 739,200          $ 479,714

Basic earnings per share                          $ 0.14             $ 0.09
                                             -----------        -----------

Diluted earnings per share                        $ 0.13             $ 0.09
                                             -----------        -----------



           See notes to condensed consolidated financial statements

               MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1998 and 1997

                                                                                    1998              1997
                                                                                    ----              ----
                                                                                 (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                  $ 2,384,289       $ 1,537,739
                                                                                 ------------      -----------
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                 1,193,201            600,789
     Equity adjustment for foreign currency translation                              (18,525)              (701)
     Deferred income taxes                                                          (192,000)           (74,610)
     Decrease (increase) in accounts receivable                                      676,031         (2,022,762)
     Increase in other assets                                                        (37,621)          (281,424)
     Increase in prepaid expenses and other current assets                          (297,263)        (1,073,603)
     (Decrease) increase in accounts payable and accrued expenses                 (1,443,467)           937,531
     Increase in income taxes payable                                                148,894            874,538
                                                                                 ------------      -------------
          Total adjustments                                                           29,250         (1,040,242)
                                                                                 ------------      -------------
          Net cash provided by operating activities                                2,413,539            497,497
                                                                                 ------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash used in acquisitions                                                    (4,164,972)        (4,147,448)
     Advances under short-term loan receivable                                             -           (300,000)
     Collection of short-term loan receivable                                              -            200,000
     Additions to property and equipment                                            (920,521)          (355,460)
                                                                                 ------------      -------------
          Net cash used in investing activities                                   (5,085,493)        (4,602,908)
                                                                                 ------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                         213,431             81,621
     Payments on long-term debt                                                      (75,367)           (96,104)
     Proceeds from issuance of common stock - net of offering costs                       -          15,600,747
                                                                                 ------------      ------------
          Net cash provided by financing activities                                  138,064         15,586,264
                                                                                 ------------      ------------
          Net (decrease) increase in cash and cash equivalents                    (2,533,890)        11,480,853
Cash and cash equivalents at the beginning of period                              11,580,928            675,469
                                                                                 ------------      ------------
Cash and cash equivalents at end of period                                       $ 9,047,038       $ 12,156,322
                                                                                 ============      ============

           See notes to condensed consolidated financial statements

               MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      Basis of presentation

The condensed consolidated financial statements included herein have been prepared by Medialink Worldwide Incorporated and Subsidiaries (collectively, the "Company" or "Medialink"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K filing for the year ended December 31, 1997.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the nine and three month periods ended September 30, 1998 and 1997. The results for the nine and three month periods ended September 30, 1998 are not necessarily indicative of the results expected for the full fiscal year.

(2)      Merger of Subsidiaries

On January 1, 1998, the Company merged the assets and liabilities of On Line Broadcasting Limited, a wholly owned subsidiary, into Medialink Worldwide Incorporated.

On January 1, 1998, the Company merged the assets and liabilities of Medialink PR Data Corporation, a wholly owned subsidiary, into Medialink Worldwide Incorporated.

(3)      Recent Acquisitions

In July 1998 the Company acquired all of the outstanding common shares of Tempest T.V. Limited, d/b/a The London Bureau ("The London Bureau"), a producer of corporate video for use by British broadcasters. The initial purchase price of (pound)1.00 million (approximately $1.65 million) was paid in the form of (pound)620,000 (approximately $1.02 million) in cash and the issuance of 31,206 shares of the Company's common stock valued at approximately (pound)380,000 (approximately $628,000). Earn-out provisions allow for additional payments of purchase price of up to approximately (pound)2.80 million (approximately $4.61 million), based on certain revenue and profitability goals of the International Division of Medialink, to be paid over a period of three years. In connection with this acquisition two of the shareholders of The London Bureau entered into deeds of covenant not to compete with the Company with terms of three and four years, respectively. In consideration for the deeds of covenant not to compete, the two shareholders received payments aggregating (pound)295,000 (approximately $485,000). The acquisition has been accounted for as a purchase for accounting purposes, and the results of operations have been included in the consolidated statements of operations from the date of acquisition. The operations of The London Bureau did not have a material impact on the Company's operations and, accordingly, no pro-forma financial information is presented.

               MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

(4)      Earnings per Share

The Company adopted SFAS No. 128, "Earnings per Share", beginning with the Company's fourth quarter of 1997. All prior period earnings per share data has been restated to conform to the provisions of this statement.

Basic earnings per common share is computed using net income applicable to common stock and the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. In addition, shares of common stock issuable upon the conversion of all shares of Series A, Series B and Series C Preferred Stock into shares of common stock are included in the 1997 diluted calculation as if they were outstanding for all of 1997. The weighted average number of shares for the nine and three months ended September 30, 1998 and 1997 are as follows:

Weighted Average Shares Outstanding

                        For the nine months ended September 30,
                        ---------------------------------------
                               1998                    1997
                               ----                    ----

         Basic              5,226,128               4,623,171
                            =========               =========

         Diluted            5,763,551               5,331,665
                            =========               =========


                       For the three months ended September 30,
                       ----------------------------------------
                               1998                    1997
                               ----                    ----

         Basic              5,293,842               5,132,213
                            =========               =========

         Diluted            5,819,364               5,592,092
                            =========               =========

               MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

(5)      Comprehensive Income

The components of comprehensive income consist of the following:

                                      For the nine months ended September 30,
                                      ---------------------------------------
                                           1998                    1997
                                           ----                    ----

 Net income                              $2,384,289              $1,537,739

 Other comprehensive income (loss):
    Foreign currency translation
      adjustments                           (18,525)                   (701)
                                        ------------          --------------

 Comprehensive income                    $2,365,764              $1,537,038
                                          =========               =========


                                     For the three months ended September 30,
                                     ----------------------------------------
                                           1998                    1997
                                           ----                    ----

 Net income                                $739,200                $479,714

 Other comprehensive income (loss):
    Foreign currency translation
      adjustments                           (36,799)                 (2,325)
                                           ---------                --------

 Comprehensive income                      $702,401                $477,389
                                            =======                 =======


Accumulated other comprehensive income at September 30, 1998 and December 31, 1997 consists of foreign currency translation adjustments.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

Revenues increased by $11.49 million, or 63%, from $18.25 million in the nine months ended September 30, 1997 ("1997") to $29.74 million in the nine months ended September 30, 1998 ("1998"), primarily due to increased sales of production services, which increased by $5.52 million, distribution services, which increased by $3.83 million and live broadcast services which increased by $991,000. Included in the increase of total revenue above is revenue of approximately $7.22 million from the Medialink Corporate Television Division which acquired certain assets of Corporate TV Group, Inc. ("CTV") on June 17, 1997. Medialink believes that the remaining increase in revenue is the result of the Company's growth in its sales and marketing team and its ability to provide clients with a broader array of services.

Direct costs increased by $4.91 million, or 70%, from $7.00 million in 1997 to $11.91 million in 1998. Direct costs as a percentage of revenue increased from 38% in 1997 to 40% in 1998 mainly as a result of the increase in the proportion of revenue from production and live broadcast service projects and revenue from larger scale projects to total revenue in 1998 as compared to 1997. Revenue on these projects generally have lower gross profit margins as compared with revenue on distribution services.

General and administrative expenses increased by $5.08 million or 56%, from $9.07 million in 1997 to $14.15 million in 1998. General and administrative expenses as a percentage of revenues were 48% and 50% for 1998 and 1997, respectively. Salary-related costs increased by $3.18 million in 1998, of which $900,000 was the result of various acquisitions, including CTV in June 1997. The balance of the increase was due primarily to the growth of Medialink's sales and operations staff in response to increased demand for its services.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $2.09 million, or 75%, from $2.78 million in 1997 to $4.87 million in 1998. As a percentage of revenue, EBITDA was 16% and 15% in 1998 and 1997, respectively.

Depreciation and amortization expense, which is included in general and administrative expenses, increased by $592,000, or 99%, from $601,000 in 1997 to $1.19 million in 1998. The increase was due primarily to amortization expense arising from Medialink's various acquisitions, including CTV in June 1997.

As a result of the foregoing, operating income increased by $1.50 million, or 69%, from $2.18 million in 1997 to $3.68 million in 1998. As a percentage of revenue, operating income was 12% in both 1998 and 1997.

Interest and other income, net, decreased by $3,000 from $316,000 in 1997 to $313,000 in 1998.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

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

Net income increased by $840,000 or 55%, from $1.54 million in 1997 to $2.38 million in 1998. Diluted earnings per share increased from $0.29 per share in 1997 to $0.41 per share in 1998.

Three months ended September 30, 1998 compared to three months ended September 30, 1997

Revenues increased by $2.18 million, or 30%, from $7.19 million in the three months ended September 30, 1997 (the "1997 Quarter") to $9.37 million in the three months ended September 30, 1998 (the "1998 Quarter"), primarily due to increased sales of distribution services, which increased by $1.21 million, production services, which increased by $723,000 and research and other services which increased by $654,000. Revenues from live broadcast services decreased by $403,000 due to two large non-recurring projects that occurred in the 1997 Quarter.

Direct costs increased by $700,000, or 25%, from $2.78 million in the 1997 Quarter to $3.48 million in the 1998 Quarter. Direct costs as a percentage of revenue decreased from 39% of revenue in the 1997 Quarter to 37% in the 1998 Quarter mainly as a result of the increase in the proportion of revenue from distribution services in the 1998 Quarter as compared to the 1997 Quarter. Revenue on these projects generally have higher gross profit margins as compared with revenue from production and live broadcast services.

General and administrative expenses increased by $1.01 million or 27%, from $3.72 million in the 1997 Quarter to $4.73 million in the 1998 Quarter. General and administrative expenses as a percentage of revenues were 50% and 52% for the 1998 Quarter and the 1997 Quarter, respectively. Salary-related costs increased by $850,000 in the 1998 Quarter primarily due to the growth of Medialink's sales and operations staff in response to increased demand for its services.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $550,000, or 52%, from $1.05 million in the 1997 Quarter to $1.60 million in the 1998 Quarter. As a percentage of revenue, EBITDA was 17% and 15% in the 1998 Quarter and the 1997 Quarter, respectively.

Depreciation and amortization expense, which is included in general and administrative expenses, increased by $72,000, or 20%, from $364,000 in the 1997 Quarter to $436,000 in the 1998 Quarter. The increase was due primarily to amortization expense arising from Medialink's various acquisitions.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As a result of the foregoing, operating income increased by $485,000 or 71%, from $685,000 in the 1997 Quarter to $1.17 million in the 1998 Quarter. As a percentage of revenue, operating income in the 1998 Quarter was 12% as compared with 10% in the 1997 Quarter.

Interest and other income, net decreased by $12,000 from $100,000 in the 1997 Quarter to $88,000 in the 1998 Quarter. This decrease was primarily due to the decrease in cash and cash equivalents resulting from the purchase of various businesses.

Income tax expense was calculated using Medialink's effective tax rates of 41% in the 1998 Quarter and 39% in the 1997 Quarter. The increase in the rate reflects changes in state and local taxes as a result of differences in income earned in certain jurisdictions and the change in the proportion of tax-free investment income on investments to total income before taxes.

Net income increased by $259,000 or 54%, from $480,000 in the 1997 Quarter to $739,000 in the 1998 Quarter. Diluted earnings per share increased from $0.09 per share in the 1997 Quarter to $0.13 per share in the 1998 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

Medialink has financed its operations primarily through cash generated from operations. Cash flow from operating activities amounted to $2.41 million for the nine month period ended September 30, 1998 and $497,000 for the comparable period in 1997. Capital expenditures which are primarily incurred to support the Company's sales and operations were $921,000 in 1998 and $355,000 in 1997. Medialink has no capital expenditure plans other than in the ordinary course of business.

In July 1998 the Company acquired all of the outstanding common shares of Tempest T.V. Limited, d/b/a The London Bureau ("The London Bureau"). The initial purchase price of (pound)1.00 million (approximately $1.65 million) was paid in the form of (pound)620,000 (approximately $1.02 million) in cash and the issuance of 31,206 shares of the Company's common stock valued at approximately (pound)380,000 (approximately $628,000). Earn-out provisions allow for additional payments of purchase price of up to approximately (pound)2.80 million (approximately $4.61 million), based on certain revenue and profitability goals of the International Division of Medialink, to be paid over a period of three years. In connection with this acquisition two of the shareholders of The London Bureau entered into deeds of covenant not to compete with the Company with terms of three and four years, respectively. In consideration for the deeds of covenant not to compete, the two shareholders received payments aggregating approximately $485,000.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In June 1998 Medialink acquired certain assets of Eye Catchers Press. The initial purchase price of (pound)900,000 (approximately $1.50 million) plus acquisition costs of approximately $90,000 was paid in cash. Earn-out provisions allow for additional payments of purchase price of up to an additional (pound)100,000 per annum based on certain profitability targets over the next three years. Earn-out amounts will be paid in the form of 80% cash and 20% in Medialink common stock in year 1 and 25% cash and 75% in Medialink common stock in years 2 and 3.

In June, 1997 Medialink acquired certain assets of CTV. The initial purchase price of $4.18 million was paid $3.85 million in cash and $333,000 in Medialink common stock. Earn-out provisions allow for up to an additional $6.2 million to be paid based upon certain revenue and profitability targets over the next five years. Assuming the targets are met, the overall consideration will be in the form of 80% cash and 20% in Medialink common stock. During the nine months ended September 30, 1998 Medialink made cash payments of approximately $993,000 as additional consideration for the CTV acquisition.

As of September 30, 1998 Medialink had $9.05 million in cash and cash equivalents as compared with $11.58 million as of December 31, 1997. As of September 30, 1998, long-term debt was $374,000.

The Company believes that it has sufficient capital resources and cash flow from operations to fund its net cash needs for at least the next twelve months, including those related to the above-mentioned acquisitions.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

YEAR 2000 UPDATE

Management, along with a Year 2000 sub-committee of the Board of Directors has initiated an enterprise-wide program to prepare the Company's computer systems and applications for the Year 2000, as well as to identify and address any other Year 2000 operational issues which may affect the Company. Updates on the Company's Year 2000 program are presented regularly to senior management and the Board of Directors.

The Company's Year 2000 program began in the first quarter of 1998 and is currently being administered by internal staff. The program consists of the following three components relating to the Company's operations: (i) Information Technology ("IT") computer systems and applications that may be impacted by the Year 2000 problem, (ii) non-IT systems and equipment which include embedded technology that may be impacted by the Year 2000 problem and
(iii) third-party relationships with which the Company has material relationships.

IT Systems and Applications

The Company has classified IT systems and applications into two categories; hardware and software.

         Hardware:    The Company has completed an inventory of all of its IT
                      hardware and is currently accessing the impact of the Year 2000 on it. The Company has initiated the remediation phase of the process and estimates that it is 60% complete. The Company is targeting the completion of the remediation phase to be the end of the 1st quarter of 1999. The Company estimates that it is 50% complete in the testing phase and is targeting to be completed in the 2nd quarter of 1999.

         Software:    The Company has completed an inventory of all of its IT
                      software applications and is currently assessing the impact of the Year 2000 on it. The Company is currently in the remediation phase and estimates that it is 30% complete. With the exception of its financial and accounting software, the Company is targeting to complete the remediation phase in the 1st quarter of 1999. The Company has accelerated the planned upgrading of its financial and accounting software as a result of the Year 2000 issue and has targeted the completion of the installation of a Year 2000 compliant financial and accounting application in the 2nd quarter of 1999. The
                      Company estimates that it has tested approximately 10% of its IT software and is targeting to be completed in the 2nd quarter of 1999.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Excluding normal system upgrades, the Company estimates that total costs for conversion and testing of new or modified IT systems and applications will aggregate approximately $150,000 to $350,000, including approximately $100,000 to $300,000 on the accelerated purchase of a financial and accounting software application, through fiscal 2000. Costs related to the acquisition of new hardware and software are expected to be capitalized and amortized consistent with the Company's accounting policies. Consulting and other costs will be expensed as incurred.

Non IT Systems and Applications

The Company has completed an inventory of all of its non-IT systems and applications and is currently assessing the impact of the Year 2000 on them. The Company estimates that they are 60% complete with remediation and is hopeful to complete this phase during the 1st quarter of 1999. The Company has estimated that it has tested 10% of its non-IT systems and applications and has targeted the completion of this phase in the 2nd quarter of 1999. The Company does not anticipate that the costs to rectify any Year 2000 issues as they relate to non-IT systems and applications to have a material impact on the Company's operations or financial condition.

Third Party Relationships

The Company has requested certification letters from all of its key vendors, including facilities providers and financial institutions. The Company is currently reviewing its responses and preparing follow-up requests where either no or inadequate responses were received. The Company has also developed a list of mission critical vendors and is in the process of arranging face-to-face meetings with the appropriate individuals at these vendors to discuss their readiness regarding Year 2000. The Company is targeting the completion of its contingency plans with respect to its principal third party suppliers by the end of 3rd quarter of 1999. The Company is also generating a list of key clients/customers and is in the process of developing a plan to address Year 2000 issues as they relate to them. Costs to the Company in this area, excluding costs due to unanticipated third party Year 2000 problems, will principally consist of internal staff costs, which are not expected to be material.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Including the costs set forth above, the Company estimates that total program costs for implementing its Year 2000 program will be $175,000 to $375,000, of which approximately $20,000 has been incurred to date. These costs include costs related to the matters above, as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the Company for the Year 2000. The costs do not include internal staff costs incurred or to be incurred in connection with the implementation of the program. Costs related to the acquisition of new hardware and software are expected to be capitalized and amortized consistent with the Company's accounting policies. Consulting and other costs will be expensed as incurred. All Year 2000 costs will be paid in cash and generated from the Company's operations. The above-stated amounts have been budgeted for the appropriate fiscal years. Based on the current progress of the Company's Year 2000 program, the Company is targeting the substantial completion of its Year 2000 program to be the end of the 2nd quarter of 1999. The cost of the Company's Year 2000 program and the dates provided herein are based on management's best estimates, which were derived utilizing numerous assumptions of future events, many of which are beyond the Company's control.

The failure to correct a material Year 2000 problem could result in an interruption in certain normal business activities or operations of the Company. Such interruptions could materially and adversely affect the Company's financial condition, results of operations and cash flows. Based on current plans and assumptions, the Company does not expect that the Year 2000 issue will have an adverse impact on the Company as a whole. Due to the general uncertainty inherent in the Year 2000 problem, however, there can be no assurance that all Year 2000 problems will be foreseen and corrected, or if foreseen, corrected on a timely basis, or that no material disruption to the Company's business or operations will occur. Further, the Company's expectations are based on the assumption that there will be no general failure of external local, national or international systems (including power, communication, postal or other transportation systems) necessary for the ordinary conduct of business. The Company is currently assessing those scenarios in which unexpected failures would have a material adverse effect on the Company and will attempt to develop contingency plans designed to deal with such scenarios. There can be no assurance, however, that successful contingency plans can, in fact, be developed or implemented.

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

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

control of Medialink referred to in its registration statement and periodic reports filed with the Securities and Exchange Commission.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

         PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings.
                        None

         ITEM 2.  Changes in Securities and Use of Proceeds.

         The registrant's initial public offering commenced on January 29, 1997. The managing underwriters of the offering were Dean Witter Reynolds, Inc. and Wheat First Union (formerly, Wheat First Butcher Singer). The class of securities registered was common stock. The registrant registered 2,000,000 shares of common stock; the aggregate price of the offering amount was $18,000,000; the amount of shares sold was 2,000,000; and the aggregate offering price was $18,000,000. For the account of selling stockholders, there were registered 300,000 shares of common stock; the aggregate price of the offering was $2,700,000; the amount of shares sold was 300,000; and the aggregate offering price was $2,700,000.

         Through September 30, 1998, the registrant incurred expenses in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions of approximately $1,260,000; finders fees of $0; expenses paid to or for underwriters of $0; other expenses of approximately $1,160,000; and total expenses of approximately $2,420,000. These were direct or indirect payments to others. There were expenses of approximately $189,000 for underwriting discounts and commissions in connection with the sale of shares by selling stockholders, $0 for finders fees, $0 for expenses paid to or for underwriters and total expenses of approximately $189,000. These payments were direct or indirect payments to others.

         The net offering proceeds to the registrant, after deducting the total expenses described above, were $15,580,000. From January 29, 1997 to September 30, 1998, $8,343,942 of net offering proceeds were used for the acquisition of other businesses, namely, certain assets of CTV, all of the outstanding shares of common stock of On Line Broadcasting Limited, certain assets of Eye Catchers Press and all of the outstanding shares of common stock of The London Bureau. At September 30, 1998 the remaining proceeds were invested in temporary investments; $4,805,000 in tax free municipals and $2,431,058 in tax free money market accounts and interest bearing bank accounts. No proceeds were used for the construction of plant, building and facilities, the purchase and installation of machinery and equipment, the purchase of real estate, or the repayment of indebtedness or working capital.

         ITEM 3.  Defaults Upon Senior Securities.
                        None

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

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

         ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:         Exhibit 27 -    Financial Data Schedule

         (b) Report on Form 8-K: A report on Form 8-K/A was filed with the Securities and Exchange Commission ("Commission") on September 21, 1998 in connection with the acquisition of Tempest T.V. Limited d/b/a The London Bureau by the Registrant.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

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


Dated: November 13, 1998