Form 10-K
period 1998-12-31
MEDIALINK WORLDWIDE INC
filed 1999-03-31
CIK 812890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                     For fiscal year ended December 31, 1998

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

                Title of each class: Common Stock-$.01 par value
                                     ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                       -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant amounted to $58,966,975 at the close of business on March 25, 1999.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on March 25, 1999: Common Stock - 5,328,958.

                       DOCUMENTS INCORPORATED BY REFERENCE

Applicable portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 1999 are incorporated by reference in Part III of this Form.

                                     PART I
                                     ------

ITEM 1. BUSINESS.

Medialink is the world leader in providing video and audio production and satellite distribution services to thousands of television and radio stations and Internet sites for corporations and other organizations seeking to communicate their news to the public. Medialink also provides corporate consultation and production through its Medialink Corporate Television division and its London-based international consultancy. In addition to broadcast media services, the Company also provides press release distribution services and still photographic services, as well as tracking and analysis of print and broadcast news coverage to help its more than 1,500 clients understand how they are perceived in the media, including the Internet, and to gauge the effectiveness of their public relations efforts.

The Company's principal services have developed from its core business - satellite distribution of video news releases (VNRs) and the electronic monitoring of their broadcast on television. A VNR is the video equivalent of a conventional press release and is used for the same purposes, such as to announce a new product or service, explain a technological breakthrough, communicate during a crisis or advocate a position on an issue of public concern. VNRs are produced for easy integration into newscasts and are distributed to the media for their use in complete or edited form.

The Company began offering production of video news releases in 1994 and has since developed a full range of video, audio, Internet, still photography and print services which it now provides on a global basis. Medialink enables its clients to reach more than 3,200 newsrooms at television and radio networks, local stations, cable channels, direct broadcast satellite systems, as well as on-line services, including those available on the Internet. The Company also coordinates live television interviews through satellite media tours (SMTs) and produces live broadcasts of newsworthy events for its clients. Similar to its video services, the Company also offers its clients audio news releases (ANRs) and radio media tours (RMTs). The Company believes that its proprietary database of over 40,000 news contacts, which includes their editorial preferences and technical requirements, increases the Company's efficiency.

The Company provides its services to more than 1,600 clients. The Company's clients include corporations such as AT&T, General Motors, IBM, Johnson & Johnson, Dell Computer, Intel, Disney, British Airways, Pfizer Pharmaceuticals, Philip Morris, Kraft Foods, Miller Brewing, Sony and Novartis; organizations such as the American Association of Retired Persons and the AFL-CIO; and the world's largest marketing communications firms such as Burson-Marsteller, Hill & Knowlton, Ketchum Communications, Edelman Public Relations Worldwide and Weber Public Relations Worldwide Group. One client, Philip Morris Companies Inc., which includes Philip Morris Incorporated, Kraft Foods, Inc. and Miller Brewing Company, accounted for 16% of the Company's revenues in 1998. Materials distributed by the Company have aired on ABC, CBS, NBC and their affiliates, as well as national and regional cable news networks such as CNN and CNBC in the United States, and the BBC, CNN International, Sky News, RAI (Italy) and NHK (Japan) internationally. Streaming video versions of these materials have appeared on Internet news sites such as ABCNews.com, CNN.com and broadcast.com.

As an integral part of its services, the Company monitors media usage of the material it distributes. Television usage is monitored using electronic technology and data provided by several independent services, including Nielsen Media Research and Competitive Media Reporting. Radio usage is monitored using data provided by independent news tracking services, as well as data collected automatically when radio stations call in to the Company's automated digital ANR retrieval system. The Company also monitors usage of its material on the Internet using data provided by Internet tracking services. The Company provides its clients with monitoring reports which include the date and time at which the clients' material was used, the media and markets in which it was used and a report on the size and demographic composition of the audience. The Company believes that this ability to accurately monitor and report usage on a timely basis is critical to its success.

The Company also offers research and analysis services which provide customized studies to measure the results of clients' public relations programs, analyze competitive trends and measure return on investment of their marketing communications efforts.

In June 1997 the Company acquired Corporate Television Group, Inc. ("CTV"), a preeminent business video communications company. CTV, formerly Reuters Corporate Television, a division of Reuters New Media, Inc., now operates as Medialink Corporate Television, a division of the Company. This dynamic company developed its reputation by providing strategic video communications consulting and production services intended for internal as well as external audiences, particularly in the area of crisis communications. CTV also produced VNRs, SMTs and live satellite broadcasts, often in association with the Company. CTV brought a roster of blue-chip clients such as Philip Morris, General Instruments and Computer Associates.

In August 1997 Medialink acquired London based On Line Broadcasting Ltd., a leading specialist provider of audio and video communications services, enabling the Company to provide its clients for the first time live radio and television broadcast exposure in Great Britain, complementing its existing U.S. live broadcast capabilities.

In July 1998 the Company significantly expanded its international division with the acquisitions of The London Bureau, a pre-eminent producer of corporate video for use by British broadcasters, and Eye Catchers Press, the largest public relations still photography agency in the United Kingdom.

The London Bureau, while providing many similar services to those already offered by Medialink's International Division, has expanded the Company's client base and adds strategic communications consulting to that division's capabilities. This consultation approach, devised by Stuart Maister, founder and managing director of The London Bureau, is similar to that of the Company's Medialink Corporate Television division.

The acquisition of Eye Catchers Press established an entirely new complementary service to provide to Medialink's client base -- still photography. Eye Catchers has an unrivaled reputation among picture editors of Britain's national and regional press for producing creative and newsworthy photographs for corporate and public relations agency clients. Since virtually all of Medialink's video projects lend themselves to still pictures, the distribution of photographs to newspapers or to end consumers via the Internet, is a simple and natural means of broadening the reach of clients' news.

In November 1998, Medialink expanded its still photography service into the United States through the acquisition of WirePix, a New York-based public relations photo service. WirePix was founded by photojournalist Jim Sulley, a 15-year veteran news and public relations photographer. Wirepix's clients have included corporations such as Hasbro, Colgate-Palmolive, Compaq Computer Corporation and McDonald's. Public relations firms such as Burson-Marstellar, Cohn & Wolfe, Fleishman Hillard and Manning Selvage & Lee have also engaged Wirepix's services.

In March 1999 Medialink, through a wholly owned subsidiary, acquired The Delahaye Group, Inc. ("Delahaye"), one of the world's premier providers of public relations and marketing communications research. The acquisition of Delahaye, a pioneer and leader in evaluating corporate reputations, presence, and brand image on the Internet, complements Medialink's existing public relations research practice, which provides measurement and analysis of corporations' media coverage so they can evaluate how they are perceived by the media and better plan their marketing communications efforts. Delahaye is a global image and reputation measurement firm that measures a complete range of marketing communications and public relations activities. Its research has demonstrated how clients' communications efforts influence the attitudes, habits and behaviors of target audiences. Delahaye also adds significantly more international resources to Medialink's research practice. Delahaye created and leads a global consortium of contractual strategic relationships with companies in 13 nations, offering all aspects of corporate communication measurement services. Known as DelNet(TM), this consortium serves clients in 40 nations on five continents. Delahaye merged with Medialink's existing research operation into a new division, Delahaye Medialink Communications Research. Blue-chip clients now served by the combined division are AT&T, General Motors, Unilever, MasterCard International and Fidelity Investments, as well as noted public relations firms around the world.

The convergence of television and the PC screen and the emerging digital revolution have opened up more opportunities for corporate communicators to use broadcast services than ever before. Medialink's ability to offer companies and organizations a totally integrated television, radio, photographic and Internet service helps its clients reach broadcasters, the press and desktop PCs around the world.


Financial Information About Business Segments

For financial information reporting purposes the Company considers substantially all of its products and services to be included in a single operating segment. Substantially all of the Company's products and services are marketed to the same client base and are often bundled together and sold as one unit. The Company's geographic location outside the United States is the United Kingdom.

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

Develop New Services. In recent years the Company has expanded its services beyond its original video distribution and live broadcasts services. Video production services, introduced in 1994, contributed 29% of revenues for fiscal 1998; and research and analysis and audio production and distribution services, introduced in 1994 and 1996, respectively, contributed 6% and 9% of revenues for fiscal 1998. The Company developed its audio services to satisfy the demand of existing clients and to offer its services to an expanded range of clients. With the PR Data Acquisition in July 1996, the Company expanded its research capabilities and added print news release distribution services. With the acquisition of Corporate Television Group, Inc. in June 1997 the Company added strategic video communications consulting and production services, particularly with regard to crisis communications. Medialink also developed an exclusive Spanish-language radio news release service, Radio Noticias, in 1997, for the distribution of ANRs and RMTs to help its clients reach the rapidly growing Hispanic audience.

The Company introduced digital video and audio distribution services for the Internet in 1997. The Company digitizes both VNRs and ANRs for clients using its premium distribution services and posts them along with the appropriate text that further explains their news on NewStream.com, a multimedia Internet archive service with hyperlinks to the client's homepage. The clips are also available via Medialink's password-protected Website designed exclusively for journalists. The Company then produces a synopsis, or advisory, which is distributed to search engines such as Yahoo! and Infoseek, and "push" services such as PointCast and BackWeb. These advisories contain hyperlinks that allow Internet users to merely click and watch, hear and read client news.

Internet services expanded greatly in 1998 with the launch of live Webcasting services. Powered by a strategic alliance with broadcast.com, the leading distributor and aggregator of streaming video and audio on the Internet, Medialink provides production, distribution and tracking of live events on the Web. In tandem with traditional satellite videoconferences or as Web-only events, these Webcasts link companies to their clients, consumers, shareholders, employees or other crucial audiences live. Medialink also provides creative counseling to help clients design special Web pages and to promote their activities effectively. Events ranging from product launches and press conferences to merger announcements and internal seminars have all been produced for Medialink clients ranging from Dell Computer Corporation to Boeing.

With the acquisitions of UK-based Eye Catchers Press and the US-based WirePix, Medialink began providing still photography service to its clients. Combining pre-event consultation with expert photojournalism and digital delivery to newsrooms and Internet sites, this service offers clients an efficient way to coordinate their photographic needs with other media-related projects.

Leverage Client Relationships through Cross-Marketing. The Company's client relationships typically begin with a single project, but often develop to a point where a client may use several of the Company's services on multiple occasions. The Company leverages its client relationships by selling its existing clients additional communications services and providing new clients obtained through acquisition, Medialink's broadcast services. Clients now look to Medialink to handle production and distribution of their news in multiple media, often on an international basis, and retain Medialink to monitor their communications efforts. Through Medialink Corporate Television, Medialink can provide "high-end" corporate video intended for use in analyst or client presentations, board meetings and for a host of other non-broadcast applications. Moreover, Medialink Corporate Television clients now utilize a broad range of Medialink international, radio, analysis and Internet services. Medialink's percentage of business from repeat clients has grown to 76%.

The Company also markets its expanded sophisticated research and analysis service to its clients and makes research-only clients aware of the full range of broadcast and print services. Because production and research services require a higher degree of collaboration between the Company and its clients and are typically delivered over a longer period of time, the Company believes that these services contribute to developing closer client relationships, thus increasing the Company's opportunity to sell clients a broader range of services and to provide opportunities for annual contract-based revenues as well.

New services, such as Webcasting (which has benefits for companies seeking business-to-business communications solutions) and still photography (which is an integral and affordable service for every public relations and marketing client) open additional doors to potential clients normally not reached by other Medialink services.

Continue to Expand Globally. Since the Company established international operations in London, approximately 10% of the Company's annual revenue growth has been from international operations. Over the last two years the average growth rate of the Company's revenues from its international operations was 90%. The Company has expanded and will continue to expand its client base through aggressive marketing, the establishment of additional sales offices in the U.S., the expansion of its international affiliate network, particularly in Asia and the Pacific Rim, and the hiring of additional personnel. In December 1997, the Company affiliated with Media 98, a media communication company operating in Prague and Moscow. Media 98 will begin to develop the markets for the Company's services in central Europe (Czech and Slovak Republics, Poland, Hungary, Romania and Bulgaria), Russia, the Baltics and Eastern Europe.

Pursue Acquisitions and Strategic Alliances. The Company operates within a fragmented industry that includes competitors that do not have the resources to take advantage of emerging technologies or to offer a full range of integrated communications support services. At the same time, the Company believes that its clients are increasingly demanding a full array of integrated services on a worldwide basis. The Company believes that these trends will encourage consolidation within the industry and create opportunities for acquisitions and strategic alliances. An alliance with broadcast.com, the leading distributor and aggregator of streaming video on the Internet, has added to existing strategic relationships with ABC Radio and The Associated Press.

Industry Background

The Company serves a global marketplace. Based on a combination of surveys taken by the Company and published reports, the Company estimates that it competes in a market which was approximately $750 million in 1998, considering only the United States and the United Kingdom. The Company believes that the following trends have created growing opportunities for its services in domestic and international markets:

Increasing Importance of Television as a Communications Medium. The average amount of time that Americans over the age of 18 spend watching television has increased by 7% over the last five years to 30 hours per week per person and is projected to grow an additional 5% over the next five years according to a regularly published industry source. At the same time, the average time spent by that same group reading newspapers has declined by more than 5% over this period to 3.17 hours per week and is expected to continue to decline over the next five years according to the same source. In addition, biannual surveys issued by the Roper organization indicate that more than two-thirds of Americans get most of their news from television.

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

Outsourcing of Communications Services. At the same time that new technologies and new media outlets have rendered marketing communications more complex, few organizations have developed the capacity to provide key marketing communications services (including video production and distribution and Webcasting) internally. Many organizations have also followed the trend of reducing their marketing communications staffs and now often outsource these functions. Outside service providers offer several advantages, including the ability to reach a greater share of the available media; the avoidance of costs such as hiring of additional staff; and the opportunity to act quickly by utilizing the outside service providers' distribution channels that could take months or years to develop internally.

The Company's Competitive Advantages

The Company believes that it is strategically positioned to benefit from industry trends because of its ability to provide a wide array of video, audio, print and Internet production, distribution, monitoring and research services on a worldwide basis. The Company's competitive advantages include its extensive operating history with media outlets, key industry relationships, prominent client base, combination of professional skills, ability to integrate new technology and worldwide distribution and production capabilities.

Extensive Operating History with Media Outlets. The Company has completed more than 13,000 projects over the course of its twelve years of operations and, as a result, has developed strong relationships with both television and radio newsrooms worldwide. As evidenced by the frequent usage of its news releases by media outlets, the Company believes that it has developed a reputation as a reliable producer of newsworthy, broadcast-quality VNRs and ANRs. In addition, the Company has created a proprietary database of information about more than 720 television stations, more than 2,300 radio stations in the U.S. and over 200 other media outlets worldwide. This database contains historical usage patterns of the stations, information preferences demonstrated by the stations' news directors and editors and incorporates underlying demographic data describing the audiences reached by each station.

Key Industry Relationships. The Company has established strategic relationships with prominent news distribution and support services companies. For the past eleven years, the Company has benefited from an arrangement with the Associated Press ( the "AP") for the use of its dedicated links to newsroom computers at 700 television and more than 200 radio stations in the U.S., to notify stations of upcoming video and audio satellite transmissions. This system is the largest advisory service for satellite-delivered news and is relied upon by television and radio stations across the U.S. The Company also uses the AP for audio transmissions by satellite. In addition, through an agreement with ABC Radio, the Company's audio services reach more than 2,300 radio newsrooms in the U.S. via the ABC satellite facilities. In June 1997 the Company signed an exclusive agreement with ABC NewsWire to transmit the text advisories of Medialink radio projects into more than 1,000 radio newsrooms via the ABC NewsWire. Another exclusive agreement was announced in January 1998 with ABC Radio International, making Medialink the only company to provide interview material produced for PR clients to radio networks and stations in 200 countries via the network. The recorded material from Medialink produced RMTs are distributed for free with unrestricted use by affiliated stations worldwide. Medialink primarily monitors domestic television station usage of VNRs, SMTs and live broadcast events under an agreement with Nielsen Media Research and also uses Competitive Media Reporting's monitoring services.

As news broadcasting throughout the world proliferates and as corporations increasingly need to reach a global audience, Medialink created another pathway to address both needs. An agreement with APTN, the Associated Press's International television arm, transmits Video News Releases distributed by Medialink digitally via satellite directly to television news outlets in more than 50 nations. Full text advisories describing the content of the VNRs are also sent directly to the newsroom computers via an APTN newswire. APTN system subscribers include most major broadcasting outlets in Asia and Europe. Within Latin America, APTN is the most widely accepted satellite and wire distribution system. In addition to the unprecedented international reach, this new agreement represents the first-ever agreement for digital video transmission in Medialink's history.

More than 40 million personal computers are now video enabled. As more people, both at the office and at home, turn to the Internet for news, Medialink forged an important distribution alliance with the leading aggregator and distributor of streaming video and audio on the Web: broadcast.com. This alliance provides Medialink's heralded production expertise when public relations Webcasts are initiated through broadcast.com. At the same time, the alliance brings the vast distribution (nearly one million online video viewers per day) capabilities of broadcast.com to bear when Medialink initiates a Webcast production.

Prominent Client Base. The Company has provided its services to more than 1,600 clients worldwide. The Company has developed client relationships with such companies as AT&T, Columbia Pictures, Dell Computer, Federal Express, Philip Morris, Pfizer Pharmaceuticals, Kraft Foods, Miller Brewing, Hasbro, Intel, MCI and Toyota. The Company also works with the world's largest public relations firms, not-for-profit organizations and government entities. The clients for the Company's research and analysis services include corporations such as GTE, General Motors, Kraft Foods, AT&T, Miller Brewing and Andersen Consulting. Assignments from existing clients represented a significant portion of the Company's revenues for fiscal 1997 and fiscal 1998, accounting for 74% and 76%, respectively. The Company believes that the prominence of its client base enhances its reputation among news professionals and helps it attract new clients.

Combination of Professional Skills. The Company's staff is comprised of professionals from the fields of public and investor relations, broadcast and print journalism, production, distribution and New Media technology and media and marketing research. This combination of skills enhances the Company's understanding of the communications services industry and has enabled the Company to develop its wide-ranging expertise. The public relations skills of its staff help the Company to effectively articulate the messages that its clients want to communicate. The broadcast and print journalism background of its employees provides the Company with the ability to translate the messages into video and audio content in a broadcast style that is familiar to the news media and that can be easily integrated into news programming. The production and distribution technology background of the Company's operations staff contributes a broad understanding of newsrooms' technical requirements as well as the changing world of the Internet, which enables the Company to adapt its services to changes in hardware and transmission systems. The media and marketing background of the Company's research personnel enables Medialink to integrate sophisticated market research techniques into its services.

Ability to Integrate New Technology. The Company's ability to integrate new technology into its services significantly enhances its high quality, cost-effective services worldwide. Medialink adapts and implements new technology through internal development and deployment, strategic alliances and marketing and vendor agreements. The Company continuously monitors technological developments that have the potential to enhance the value of its services. The Company has developed its Internet Webcasting services which allows selected audiences (employees, shareholders and trade media, for example) to view events such as merger/acquisition announcements, press conferences or videoconferences on their PCs.

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

                                                                                    Research and
                                                                                 Analysis, Internet
        Video Services                         Audio Services                    And Other Services
        --------------                         --------------                    ------------------

Video News Release Distribution         Audio News Release Distribution       News Coverage Analysis
  and Monitoring:                         and Monitoring:
      Domestic                               Domestic                         Campaign Effectiveness
      International                          International                      Assessment

Electronic Press Kits                   Radio Media Tours                     Competitive Analysis

Internet Delivery                       Audio Conferences                     Performance Benchmarking

Live Broadcasts:                        Public Service Announcements          Syndicated Research Studies
      Satellite Media Tours
      Special Event Broadcasts          Internet Delivery                     Media Audits
      Video Conferences
                                                                              Strategic and Crisis
Video News Release Production:                                                  Communications Consulting
      Domestic
      International                                                           Live Internet Webcasting

Public Service Announcements                                                  Cyber Media Tours

Corporate Videos                                                              Still Photography &
                                                                                Digital Distribution

                                                                              Press Release Distribution


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

Electronic Press Kits. The Company also produces and distributes Electronic Press Kits (EPKs) for entertainment clients. EPKs are longer version VNRs promoting upcoming feature films and home video cassettes that are distributed to entertainment reviewers and reporters at television stations for airing as part of their film reviews. EPKs include a trailer previewing scenes from the film, location shots of the film sets and interviews of the stars and director.

Live Broadcast Services. Live broadcast services include Satellite Media Tours
(SMTs), news conferences and special-event broadcasts. SMTs consist of a sequence of one-on-one satellite interviews with a series of pre-booked television reporters typically at 12 to 20 stations across the country or around the world. Typical SMT applications include, among others, an interview with a celebrity or author promoting an upcoming event, product, movie or book release. SMTs generally are conducted from a studio but can originate from remote locations. SMTs may be aired live by the television station or recorded for later airing. Other live broadcast services include interviews, news conferences and interactive videoconferences.

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

Radio Media Tours. Medialink also offers RMTs, which are similar to SMTs and consist of a sequence of one-on-one interviews with an author, performer, executive or other spokesperson for a series of pre-booked radio stations across the country or around the world. RMTs generally are conducted by telephone, either from a studio, or as a conference call, often in conjunction with a SMT.

Research and Analysis Services

Through its Delahaye Medialink Communications Research division, the Company provides customized studies which clients use to gauge the effectiveness of their public relations efforts. Based on data provided by electronic monitoring and press clipping services, the Company uses statistical analyses to measure the quantity and quality of the client's print and broadcast news coverage. The reports include a digest of newspaper, magazine and broadcast coverage; circulation and viewership totals; a qualitative scoring of the tone and content of the coverage; and, upon request, an estimate of the price that equivalent exposure would have cost if paid advertising were used.

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

Other Broadcast Services

Medialink's other services include production and distribution of Public Service Announcements (PSAs), distribution of photographs and other graphic material to television stations and the distribution of conventional press releases. PSAs are video messages in the public interest, generally produced for non-profit organizations, which are aired by television stations as a public service. The Company also transmits still photos or graphics that are distributed with a press release to visually enhance the story and are used as illustrations in newscasts while a news announcer reads the story. Medialink also provides print distribution services, which include the distribution of conventional press releases via facsimile and mail.

Internet Services

According to a Pew Center report, issued in January 1999, the Internet now serves as a primary source of news for 25% of all American adults. That figure is growing rapidly. Medialink provides its clients with services aimed at capturing that growing audience.

Video/Audio on NewStream. Clients who engage Medialink for production or distribution of a VNR or ANR can extend the reach of their news by posting the project on NewStream.com, Medialink's video and audio news Website. Medialink digitizes the video and audio, creates a dedicated page for each individual project, and hyperlinks it to and from the client's Website. The project is also promoted to search engines and Internet news sites to further maximize exposure.

Webcasting. Video and audio of a live event such as a press conference or corporate announcement are digitized and streamed onto the Internet by Medialink. Selected audiences, employees, investors, journalists, for example, are notified of the event in advance and can view the Webcast live from their desktops.

Distribution and Monitoring Systems

Video. The Company provides VNR notification advisories to U.S. television newsrooms through the AP Express/Medialink Newswire, as well as an Internet site dedicated to newsrooms, medialinknewsnow.com. These notification advisories include a description and script of the VNR, as well as the technical satellite transmission information needed by stations to receive the material. Medialink typically distributes the VNR by satellite transmission or by fiber optic cable. To monitor domestic broadcasts of VNRs, the Company encodes each transmission using technologies provided by Nielsen Media Research and Competitive Media Reporting. This encoding enables Nielsen Media Research and Competitive Media Reporting to electronically monitor the broadcasts. Monitoring data is then analyzed by the Company and combined with relevant additional information collected by Medialink, audience ratings from Nielsen Media Research and audience demographics. Medialink packages this information for the client into daily monitoring reports for the first five days after a VNR is distributed. Reports are then provided on a weekly basis for the next three weeks and a final comprehensive report is presented to the client five weeks after the VNR's distribution.

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

Medialink has an agreement with ABC Radio for the satellite transmission of ANRs. ABC Radio offers this service on a common-carrier basis, which allows for the receipt of this material by ABC Radio network affiliates and otherwise unaffiliated stations. Medialink also has an exclusive agreement with the AP allowing for the transmission of ANRs to AP affiliated stations. Medialink also stores and distributes ANRs on a digital system that can be called by radio stations using a toll-free number. ANR monitoring is performed by telephone surveys, by analyzing data provided by third party monitoring services and tabulating station calls to the digital system.

The Company distributes RMTs in the U.S. by telephone. The scheduling of interviews with stations is arranged by the Company's media relations department. RMTs are monitored by the Company in the same manner as it monitors ANRs. The Company has an exclusive agreement with ABC Radio International, making Medialink the only company to provide interview material produced for PR clients to radio networks and stations in 200 countries via the network. The recorded material from Medialink RMTs is distributed for free with unrestricted use by affiliated stations worldwide.

Sales and Marketing

As of December 31, 1998 the Company employed a team of 46 sales, marketing and sales support personnel in nine U.S. offices and two offices in London. Services are also marketed internationally by the Company's 18 affiliates located in Europe, Asia, the Pacific Rim, South Africa and Latin America. Each salesperson receives a base salary and is compensated through a commission structure that is based on sales volume and profitability. Each salesperson participates in ongoing training programs in sales techniques and communications technology. The sales force concentrates on cultivating long-term relationships with clients. Certain sales personnel specialize in particular industries, such as the pharmaceutical or entertainment industries, developing an in-depth knowledge of the industry. The support personnel screens prospects so that the sales personnel can focus their efforts on presenting the Company's services in an appropriate manner. Sales personnel are trained to represent all of the Company's service offerings and are encouraged to create opportunities to sell multiple services.

The Company's marketing programs are designed to position the Company as a leading provider of integrated video, audio and research services. Company-sponsored workshops, typically attended by 60 clients and potential clients, are central to the Company's marketing efforts. At these workshops, outside authorities and Company personnel make presentations concerning current developments in the news and public relations industries. In addition, the Company is able to discuss its services and demonstrate how these services can serve the needs of workshop attendees. The workshops are held around the world and cover such subjects as combining radio and television techniques; international opportunities; and obtaining news exposure for health and medical projects. Management believes that these workshops are an efficient way to strengthen the bonds between its sales force and its clients, and that this has contributed to the increase in the average revenues per salesperson/sales assistant from $720,000 in 1997 to $823,000 in 1998. The Company also uses its brochures, videotapes, advertisements in trade publications and its Websites as marketing tools.

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

The Company expects that competition will increase substantially as a result of industry consolidations and alliances, as well as through the emergence of new competitors. The Company believes that the market for communications services may become increasingly concentrated in the future as a result of the acquisition and integration of smaller service providers, which are likely to permit many of the Company's competitors to devote significantly greater resources to the development and marketing of new competitive products and services. There can be no assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over those offered by the Company. The Company could face competition from companies in related communications markets that could offer services that are similar or superior to those offered by the Company. In addition, national and regional telecommunications providers could enter the market with materially lower electronic delivery costs, and radio and television networks could also begin transmitting business communications separate from their news programming. The Company's ability to maintain and attract clients depends to a significant degree on the quality of services provided and its reputation among its clients and potential clients as compared to that of competitors. There can be no assurance that the Company will not face increased competition in the future or that such competition will not have a material adverse effect on the Company's business, operating results and financial condition.

Employees

As of December 31, 1998, the Company had approximately 202 employees including 124 in client services , 46 in sales and marketing and 32 in administration. Included in administration were executives and employees in new services development aggregating 9. None of the Company's employees is represented by a labor union. Management believes that its employee relations are good. The Company also engages on a part-time, project-by-project basis, independent production crews at various locations worldwide. These crews have the skills, training and experience which the Company requires for its production services.

The Company's staff of professionals comes from a variety of backgrounds in the fields of public and investor relations, broadcast and print journalism, production and distribution technology, photojournalism, new media design and applications, and media and marketing research. As a result of downsizing in the broadcast journalism industry, the Company has been able to attract experienced personnel from this industry. The Company seeks and hires staff with appropriate credentials and relevant experience in the fields of journalism, media and marketing, video/audio/new media production, satellite and Internet distribution, research and analysis, photojournalism, and public and investor relations services. Personnel have experience with organizations including ABC News, CBS News, Reuters New Media, the BBC, Time Warner, Dow Jones, The New York Times, BPI Communications, Viacom, PR Newswire, Knight Ridder, United Press International, CNBC, The Times of London and Edelman Public Relations Worldwide.

The Company, a Delaware corporation, was incorporated in 1986.

ITEM 2.           PROPERTIES.

The Company's New York City headquarters consist of approximately 17,800 square feet of leased space and the Company's international office located in London, England, consists of approximately 3,500 square feet of leased space. The Company also maintains leased offices in New York, New York; Washington, D.C.; Los Angeles and San Francisco, California; Chicago, Illinois; Norwalk, Connecticut; Dallas, Texas and Atlanta, Georgia. The Company believes that its facilities are adequate to meet its current requirements.

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

                    Quarter Ended                           Low        High
                    -------------                           ---        ----

         January 30, 1997 through March 31, 1997            6-3/8      10-1/4
         Quarter ended June 30, 1997                        6-1/8       9-5/8
         Quarter ended September 30, 1997                   8-1/8      17-1/8
         Quarter ended December 31, 1997                   13-1/2      20-3/16

         Quarter ended March 31, 1998                      11-3/4        21
         Quarter ended June 30, 1998                       17-5/8      27-3/4
         Quarter ended September 30, 1998                  14-5/8      23-7/8
         Quarter ended December 31, 1998                   13-5/8      22-1/2

As of December 31, 1998, there were approximately 2,051 holders of record of the Company's common stock.

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

Certain acquisitions occurring in 1998, 1997 and 1996 have been accounted for under purchase accounting and accordingly, are only reflected herein for dates and periods on and after the respective dates of acquisition. See Note 3 of the Company's Consolidated Financial Statements.

                                                                    For the Years Ended December 31,
                                                     1998          1997          1996          1995          1994
                                                     ----          ----          ----          ----          ----
                                                                 (In thousands, except per share data)


Operating Data:


Revenues                                              $ 39,508      $ 26,777      $ 15,831      $ 10,625       $ 7,548

Gross profit                                            24,658        16,578         9,448         6,071         4,509

General and administrative expense                      19,485        13,264         7,953         5,373         4,069

Earnings before interest, taxes,
  depreciation and amortization                          6,864         4,258         1,758           847           568

Operating income                                         5,173         3,314         1,495           698           440

Income before provision for
   income taxes                                          5,565         3,752         1,488           713           441

Net income                                               3,325         2,375           844           381       $ 1,464

Diluted earnings per share                              $ 0.58        $ 0.44        $ 0.25        $ 0.11            --


Balance Sheet Data:


Working capital                                       $ 14,418      $ 14,484       $ 1,059       $ 1,722         $ 887

Assets                                                  31,876        28,668         8,122         4,387         3,237

Long-term debt, net                                        300           450           539             -             -

Stockholders' equity                                  $ 26,948      $ 22,124       $ 3,378       $ 2,425       $ 2,017


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Fiscal Year 1998 as Compared to Fiscal Year 1997

Revenues increased by $12.73 million, or 48%, from $26.78 million in fiscal year ended 1997 ("1997") to $39.51 million in fiscal year ended December 31, 1998 ("1998"), primarily due to increased sales of production services, which increased by $5.51 million, distributions services, which increased by $5.20 million, live broadcast services, which increased by $844,000 and other services, primarily research, which increased by $1.18 million. In addition, included in the increase in production and live broadcast revenue is approximately $7.10 million from the Medialink Corporate Television Division which acquired certain assets of Corporate TV Group, Inc. ("CTV") on June 16, 1997. Medialink believes that the remaining increase in revenue is the result of the Company's growth in its sales and marketing team, its ability to provide clients with a broader array of services and the Company's various acquisitions.

Direct costs grew by $4.65 million, or 46%, from $10.20 million in 1997 to $14.85 million in 1998. Direct costs as a percentage of revenue was 38% of revenue in both 1998 and 1997.

General and administrative expenses, which include the Company's salary and salary-related costs ("Salaries"), increased by $6.22 million or 47%, from $13.26 million in 1997 to $19.49 million in 1998. General and administrative expenses as a percentage of revenues were 49% and 50% for 1998 and 1997, respectively. Salaries increased by $4.03 million in 1998, which includes an increase in Salaries of $913,000 relating to a full year from the CTV operations. The balance of the increase in Salaries was due primarily to the growth of Medialink's sales and operations staff in response to increased demand for its services and the Company's various other acquisitions.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $2.61 million, or 61%, from $4.26 million in 1997 to $6.86 million in 1998. As a percentage of revenue, EBITDA in 1998 was 17% as compared with 16% in 1997.

Depreciation and amortization expense, which is included in general and administrative expenses, increased by $746,000, or 79%, from $944,000 in 1997 to $1.69 million in 1998. The increase was primarily due to amortization expense of intangible assets arising from the Company's various acquisitions.

As a result of the foregoing, operating income increased by $1.86 million, or 56%, from $3.31 million in 1997 to $5.17 million in 1998. As a percentage of revenue, operating income in 1998 was 13% as compared with 12% in 1997.

Interest and other income decreased by $51,000 from $486,000 in 1997 to $436,000 in 1998. The decrease was primarily due to the Company maintaining lower average balances in cash and cash equivalents in 1998 as compared to 1997.

Income tax expense was calculated using Medialink's effective tax rates of 40% in 1998 and 37% in 1997. The increase in the rate reflects changes in state and local taxes as a result of differences in income earned in certain jurisdictions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net income increased by $950,000 or 40%, from $2.37 in 1997 to $3.32 million in 1998. Diluted earnings per share increased by $.14 or 32% from $.44 per share in 1997 to $.58 per share in 1998.


Fiscal Year 1997 as Compared to Fiscal Year 1996

Revenues increased by $10.95 million, or 69%, from $15.83 million in fiscal year ended 1996 ("1996") to $26.78 million in 1997, primarily due to increased sales of production services, which increased by $3.32 million, distributions services, which increased by $3.29 million, live broadcast services, which increased by $3.56 million and research services which increased by $576,000. The increase in distribution and research revenue includes an increase in revenue of approximately $699,000 from Medialink PR Data Corporation ("MPR"), which acquired the assets of PR Data Systems, Inc. ("PR Data") in July 1996. In addition, included in production and live broadcast revenue in 1997 is approximately $5.30 million from the Medialink Corporate Television Division which acquired certain assets of CTV on June 16, 1997. Medialink believes that revenue increased from the leveraging of client relationships through the cross-marketing of the Company's services by Medialink and its acquired businesses. In addition revenue increased as a result of the growth of its sales and marketing team.

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

General and administrative expenses, which include the Company's Salaries, increased by $5.31 million or 67%, from $7.95 million in 1996 to $13.26 million in 1997. General and administrative expenses as a percentage of revenues were 50% for both 1996 and 1997. Salaries increased by $3.49 million in 1997, which includes an increase in Salaries of $757,000 from MPR and the Salaries of $884,000, from the CTV acquisition. The balance of the increase in Salaries was due primarily to the growth of Medialink's sales and operations staff in response to increased demand for its services.

EBITDA increased by $2.50 million, or 142%, from $1.76 million in 1996 to $4.26 million in 1997. As a percentage of revenue, EBITDA in 1997 was 16% as compared with 11% in 1996.

Depreciation and amortization expense, which is included in general and administrative expenses, increased by $682,000, or 260%, from $262,000 in 1996 to $944,000 in 1997. The increase was primarily due to amortization expense of intangible assets arising from the acquisitions of PR Data and CTV.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


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


LIQUIDITY AND CAPITAL RESOURCES

Medialink has financed its operations primarily through cash generated from operations. Cash flow from operating activities amounted to $2.73 million in 1998 and $149,000 in 1997. Capital expenditures which are primarily incurred to support Medialink's sales and operations were $1.28 million in 1998 and $573,000 in 1997. Medialink has no capital expenditure plans other than in the ordinary course of business.

In July 1998 the Company acquired all of the outstanding common shares of Tempest T.V. Limited, d/b/a The London Bureau ("The London Bureau"). The initial purchase price of (pounds)1.00 million (approximately $1.65 million) was paid in the form of (pounds)655,000 (approximately $1.07 million) in cash and the issuance of 31,206 shares of the Company's common stock valued at approximately (pounds)380,000 (approximately $628,000). Earn-out provisions allow for additional payments of purchase price of up to approximately (pounds)2.80 million (approximately $4.61 million), based on certain revenue and profitability goals of the International Division of Medialink, to be paid over a period of three years. In connection with this acquisition two of the shareholders of The London Bureau entered into deeds of covenant not to compete with the Company with terms of three and four years, respectively. In consideration for the deeds of covenant not to compete, the two shareholders received payments aggregating approximately $485,000.

In June 1998 Medialink acquired certain assets of Eye Catchers Press. The initial purchase price of (pounds)900,000 (approximately $1.50 million) plus acquisition costs of approximately $90,000 was paid in cash. Earn-out provisions allow for additional payments of purchase price of up to an additional (pounds)100,000 per annum based on certain profitability targets over the next three years. Earn-out amounts will be paid in the form of 80% cash and 20% in Medialink common stock in year 1 and 25% cash and 75% in Medialink common stock in years 2 and 3.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


In June 1997 Medialink acquired certain assets of CTV. The initial purchase price of $4.18 million was paid $3.55 million in cash and $333,000 in Medialink common stock. Earn-out provisions allow for up to an additional $6.2 million to be paid based upon certain revenue and profitability targets over the next five years. Assuming the targets are met, the overall consideration will be in the form of cash and Medialink common stock, as specified in the agreement. During 1998 Medialink made cash payments of approximately $1.21 million as additional consideration for the CTV acquisition.

As at December 31, 1998 Medialink had $8.56 million in cash and cash equivalents as compared with $11.58 million as at December 31, 1997. The decrease in cash and cash equivalents resulted primarily from the Company's various acquisitions and purchases of property and equipment, less cash provided by operating activities. As at December 31, 1998, long-term debt was $426,000.

The Company believes that it has sufficient capital resources and cash flow from operations to fund its net cash needs for at least the next twelve months.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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


YEAR 2000 UPDATE

Management, along with a Year 2000 sub-committee of the Board of Directors, has initiated an enterprise-wide program to prepare the Company's computer systems and applications for the Year 2000, as well as to identify and address any other Year 2000 operational issues which may affect the Company. Updates on the Company's Year 2000 program are presented regularly to senior management and the Board of Directors.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


IT Systems and Applications

The Company has classified IT systems and applications into two categories; hardware and software.

         Hardware:    The Company has completed an inventory of all of its IT
                      hardware and is currently accessing the impact of the Year
                      2000 on it. The Company has initiated the remediation phase of the process and estimates that it is 85% complete. The Company is targeting the completion of the remediation phase for the middle of the 2nd quarter of 1999. The Company estimates that it is 70% complete in the testing phase and is targeting to be completed in the 2nd quarter of 1999.

         Software:    The Company has completed an inventory of all of its IT
                      software applications and is currently assessing the impact of the Year 2000 on it. The Company is currently in the remediation phase and estimates that it is 75% complete. With the exception of its financial and accounting software, the Company is targeting to complete the remediation phase in the 2nd quarter of 1999. The
                      Company has accelerated the planned upgrading of its financial and accounting software as a result of the Year
                      2000 issue and has targeted the completion of the installation of a Year 2000 compliant financial and accounting application in the 2nd quarter of 1999. The
                      Company estimates that it has tested approximately 50% of its IT software, not including its accounting software, and is targeting to be completed in the 2nd quarter of 1999. The Company is targeting the completion of its testing phase on the accounting software in the 3rd quarter of 1999.

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

Non-IT Systems and Applications

The Company has completed an inventory of all of its non-IT systems and applications and is currently assessing the impact of the Year 2000 on them. The Company estimates that they are 90% complete with remediation and is hopeful to complete this phase during the 2nd quarter of 1999. The Company has estimated that it has tested 50% of its non-IT systems and applications and has targeted the completion of this phase in the 3rd quarter of 1999. The Company does not anticipate that the costs to rectify any Year 2000 issues as they relate to non-IT systems and applications to have a material impact on the Company's operations or financial condition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


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

Including the costs set forth above, the Company estimates that total program costs for implementing its Year 2000 program will be $175,000 to $375,000, of which approximately $20,000 has been incurred to date. These costs include costs related to the matters above, as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the Company for the Year 2000. The costs do not include internal staff costs incurred or to be incurred in connection with the implementation of the program. Costs related to the acquisition of new hardware and software are expected to be capitalized and amortized consistent with the Company's accounting policies. Consulting and other costs will be expensed as incurred. All Year 2000 costs will be paid in cash and generated from the Company's operations. The above-stated amounts have been budgeted for the appropriate fiscal years. Based on the current progress of the Company's Year 2000 program, the Company is targeting the substantial completion of its Year 2000 program, not including the implementation of its new accounting software, to be the end of the 2nd quarter of 1999. The Company is targeting the substantial completion of the implementation of its accounting software to be the end of the 3rd quarter. The cost of the Company's Year 2000 program and the dates provided herein are based on management's best estimates, which were derived utilizing numerous assumptions of future events, many of which are beyond the Company's control.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


EFFECTS OF NEWLY-ISSUED ACCOUNTING STANDARDS

In June 1998, SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 can not be applied retroactively to financial statements of prior periods. The Company anticipates that the adoption of SFAS 133 will not have a material impact on the Company's consolidated financial position and results of operations.

INFLATION

Inflation has not had, nor does the Company anticipate it having, a significant impact on the Company's current and future operations.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited consolidated financial statements and related report are set forth in this Annual Report on Form 10-K on the following pages:


        Independent Auditors' Report                                      F-1

        Consolidated Balance Sheets as of December 31, 1998 and           F-2
        December 31, 1997

        Consolidated Statements of Operations for the Years               F-3
        Ended December 31, 1998, December 31, 1997 and
        December 31, 1996

        Consolidated Statements of Stockholders' Equity for               F-4
        the Years Ended December 31, 1998, December 31,
        1997 and December 31, 1996

        Consolidated Statements of Cash Flows for the Years               F-5
        Ended December 31, 1998, December 31, 1997 and
        December 31, 1996

        Notes to Consolidated Financial Statements                        F-6

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors
Medialink Worldwide Incorporated:

We have audited the accompanying consolidated balance sheets of Medialink Worldwide Incorporated and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medialink Worldwide Incorporated and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                           KPMG LLP

February 15, 1999
New York, New York

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1998 and 1997


                                                                                      1998               1997
                                                                                      ----               ----

                                     ASSETS
Current Assets:

   Cash and cash equivalents (Note 1)                                            $  8,556,759        $ 11,580,928
   Accounts receivable, less allowance for doubtful accounts of
     $208,000 and $191,401 in 1998 and 1997, respectively                           9,340,385           8,243,823
   Prepaid expenses and other current assets                                        1,063,158             634,038
   Deferred tax assets (Notes 1 and 9)                                                 86,000             119,000
                                                                                 ------------        ------------
       Total current assets                                                        19,046,302          20,577,789
                                                                                 ------------        ------------

Property and equipment, net (Notes 1 and 2)                                         2,454,101           1,449,901


Goodwill, customer list and other intangibles, net of accumulated amortization of $1,933,962 and $717,897 in 1998 and 1997, resepectively
  (Notes 1 and 3)                                                                   9,543,871           6,118,677
Deferred tax assets (Notes 1 and 9)                                                   463,000             200,000
Other assets                                                                          368,844             321,347
                                                                                 ------------        ------------
       Total assets                                                              $ 31,876,118        $ 28,667,714
                                                                                 ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt (Note 4)                                    $    126,331        $    122,651
   Accounts payable                                                                 1,928,222           2,305,077
   Accrued expenses and other current liabilities (Note 8)                          1,371,143           2,883,905
   Income taxes payable                                                             1,203,003             782,645
                                                                                 ------------        ------------
       Total current liabilities                                                    4,628,699           6,094,278
Long-term debt, net of current portion (Note 4)                                       299,843             449,892
                                                                                 ------------        ------------
       Total liabilities                                                            4,928,542           6,544,170
                                                                                 ------------        ------------
Stockholders' Equity (Note 5):
   Common stock. Authorized 15,000,000 shares; issued and outstanding
     5,325,598 and 5,182,037 shares in 1998 and 1997, respectively                     53,256              51,820
   Additional paid-in capital                                                      21,741,038          20,222,255
   Retained earnings                                                                5,252,831           1,928,268
   Accumulated other comprehensive income                                             (99,549)            (78,799)
                                                                                 ------------        ------------
       Total stockholders' equity                                                  26,947,576          22,123,544
                                                                                 ------------        ------------
       Total liabilities and stockholders' equity                                $ 31,876,118        $ 28,667,714
                                                                                 ============        ============



          See accompanying notes to consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1998, 1997 and 1996

                                                                             1998             1997            1996
                                                                             ----             ----            ----

Revenues                                                                $ 39,508,173     $ 26,776,838    $ 15,831,023

Direct costs                                                              14,849,726       10,198,862       6,382,882
                                                                        ------------     ------------    ------------

     Gross Profit                                                         24,658,447       16,577,976       9,448,141

General and administrative expenses                                       19,485,372       13,264,282       7,952,878
                                                                        ------------     ------------    ------------

     Operating income                                                      5,173,075        3,313,694       1,495,263

Interest expense                                                             (44,280)         (48,440)        (29,403)

Interest and other income                                                    435,768          486,482          22,501
                                                                        ------------     ------------    ------------

     Income before income taxes                                            5,564,563        3,751,736       1,488,361

Provision for income taxes (Notes 1 and 9)                                 2,240,000        1,377,214         644,733
                                                                        ------------     ------------    ------------

     Net income                                                         $  3,324,563     $  2,374,522    $    843,628
                                                                        ============     ============    ============


     Net income applicable to common stock                              $  3,324,563     $  2,347,868    $    508,155
                                                                        ============     ============    ============

     Basic earnings per share                                           $       0.63     $       0.49    $       0.55
                                                                        ============     ============    ============

     Diluted earnings per share                                         $       0.58     $       0.44    $       0.25
                                                                        ============     ============    ============




          See accompanying notes to consolidated financial statements

               MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1998, 1997 and 1996

                                                                                                Series A, 10%
                                                                                            Cumulative Convertible
                                                               Common stock                    Preferred Stock
                                                    ------------------------------     ----------------------------------
                                                       Number of                         Number of
                                                         Shares         Par Value          Shares       Par Value
                                                    ------------------------------     ----------------------------------
Balance at December 31, 1995                             906,743        $ 9,067           655,417     $ 983,126

Comprehensive income:
  Net income                                                   -              -                 -             -
  Foreign currency translation adjustment                      -              -                 -             -

     Total comprehensive income
Issuances of common stock                                 26,521            266                 -             -
Stock options exercised                                    3,000             30                 -             -
                                                      ----------       --------         ---------      --------
Balance at December 31, 1996                             936,264          9,363           655,417       983,126

Comprehensive income:

  Net income                                                   -              -                 -             -
  Foreign currency translation adjustment                      -              -                 -             -

     Total comprehensive income
Conversion of preferred stock to
   common shares                                       2,111,669         21,116          (655,417)     (983,126)
Issuance of common stock in connection
   with initial public offering, net of offering
   costs and underwriter's fees                        2,000,000         20,000                 -             -
Stock options exercised                                   66,650            667                 -             -
Issuances of common stock in connection
   with acquisitions of businesses                        67,454            674                 -             -
                                                      ----------       --------         ---------      --------

Balance at December 31, 1997                           5,182,037         51,820                 -             -

Comprehensive income:

  Net income                                                   -              -                 -             -
  Foreign currency translation adjustment                      -              -                 -             -

     Total comprehensive income
Stock options exercised                                   73,625            736                 -             -
Issuances of common stock in connection
   with acquisitions of businesses                        69,936            700                 -             -
                                                      ----------       --------         ---------      --------

Balance at December 31, 1998                           5,325,598       $ 53,256                -       $     -
                                                      ==========       ========         =========      ========

                                                              Series B, 10%                   Series C, 10%
                                                          Cumulative Convertible          Cumulative Convertible
                                                             Preferred Stock                 Preferred Stock
                                                    ------------------------------     ------------------------------   Additional
                                                       Number of                        Number of                         Paid-In
                                                         Shares       Par Value          Shares         Par Value         Capital
                                                    ------------------------------     --------------------------------------------

Balance at December 31, 1995                            475,185     $ 641,500           629,130      $ 1,730,107         $ 352,524

Comprehensive income:
  Net income                                                  -             -                 -                -                 -
  Foreign currency translation adjustment                     -             -                 -                -                 -

     Total comprehensive income
Issuances of common stock                                     -             -                 -                -           163,921
Stock options exercised                                       -             -                 -                -             3,720
                                                      ---------      --------          --------       ----------        ----------
Balance at December 31, 1996                            475,185       641,500           629,130        1,730,107           520,165

Comprehensive income:

  Net income                                                  -             -                 -                -                 -
  Foreign currency translation adjustment                     -             -                 -                -                 -

     Total comprehensive income
Conversion of preferred stock to
   common shares                                       (475,185)     (641,500)         (629,130)      (1,730,107)        3,333,617
Issuance of common stock in connection
   with initial public offering, net of offering
   costs and underwriter's fees                               -             -                 -                -        15,569,183
Stock options exercised                                       -             -                 -                -           115,684
Issuances of common stock in connection
   with acquisitions of businesses                            -             -                 -                -           683,606
                                                      ---------      --------          --------       ----------        ----------

Balance at December 31, 1997                                  -      $      -                 -                -        20,222,255

Comprehensive income:

  Net income                                                  -             -                 -                -                 -
  Foreign currency translation adjustment                     -             -                 -                -                 -

     Total comprehensive income
Stock options exercised                                       -             -                 -                -           283,366
Issuances of common stock in connection
   with acquisitions of businesses                            -             -                 -                -         1,235,417
                                                             --            --                --               --         ----------
Balance at December 31, 1998                                  -          $  -                 -             $  -      $  21,741,038
                                                             ==          ====                ==             ====      =============


                                                                            Accumulated Other
                                                            Retained           Comprehensive
                                                           Earnings /         Income - Foreign           Total
                                                          (Accumulated      Currency Tranlation      Stockholders'
                                                            Deficit)             Adjusment              Equity
                                                         ------------------------------------------------------------

Balance at December 31, 1995                             $ (1,289,882)                $ (1,690)     $  2,424,752
                                                                                                    ------------
Comprehensive income:
  Net income                                                  843,628                        -           843,628
  Foreign currency translation adjustment                           -                  (58,767)          (58,767)
                                                                                                    ------------

     Total comprehensive income                                                                          784,861
Issuances of common stock                                           -                        -           164,187
Stock options exercised                                             -                        -             3,750
                                                          -----------                ---------      ------------
Balance at December 31, 1996                                 (446,254)                 (60,457)        3,377,550
                                                                                                    ------------
Comprehensive income:

  Net income                                                2,374,522                        -         2,374,522
  Foreign currency translation adjustment                           -                  (18,342)          (18,342)
                                                                                                    ------------
     Total comprehensive income                                                                        2,356,180
Conversion of preferred stock to
   common shares                                                    -                        -                 -
Issuance of common stock in connection
   with initial public offering, net of offering
   costs and underwriter's fees                                     -                        -        15,589,183
Stock options exercised                                             -                        -           116,351
Issuances of common stock in connection
   with acquisitions of businesses                                  -                        -           684,280
                                                          -----------                ---------      ------------

Balance at December 31, 1997                                1,928,268                  (78,799)       22,123,544
                                                                                                    ------------
Comprehensive income:

  Net income                                                3,324,563                        -         3,324,563
  Foreign currency translation adjustment                           -                  (20,750)          (20,750)
                                                                                                    ------------

     Total comprehensive income                                                                        3,303,813
Stock options exercised                                             -                        -           284,102
Issuances of common stock in connection
   with acquisitions of businesses                                  -                        -         1,236,117
                                                          -----------                ---------      ------------
Balance at December 31, 1998                              $ 5,252,831                $ (99,549)     $ 26,947,576
                                                          ===========                =========      ============

          See accompanying notes to consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1998, 1997 and 1996

                                                                                  1998               1997               1996
                                                                                  ----               ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $ 3,324,563         $ 2,374,522       $   843,628
                                                                             -----------         -----------       -----------
     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation and amortization                                             1,688,716             944,330           262,366
     Deferred income taxes                                                      (230,000)           (179,610)          612,313
     Increase in accounts receivable                                            (844,954)         (3,799,942)       (1,669,200)
     Increase in other assets                                                    (47,497)           (211,745)             (578)
     (Increase) decrease in prepaid expenses and other current assets           (261,759)           (507,607)          132,322
     (Decrease) increase in accounts payable and accrued expenses             (1,320,037)            834,210           870,971
     Increase in income taxes payable                                            420,358             695,264            20,249
                                                                             -----------         -----------       -----------
          Total adjustments                                                     (595,173)         (2,225,100)          228,443
                                                                             -----------         -----------       -----------
          Net cash  provided by operating activities                           2,729,390             149,422         1,072,071
                                                                             -----------         -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash used in acquisitions                                                (4,614,532)         (4,249,482)         (119,801)
     Additions to property and equipment                                      (1,276,760)           (572,795)         (487,594)
                                                                             -----------         -----------       -----------
          Net cash used in investing activities                               (5,891,292)         (4,822,277)         (607,395)
                                                                             -----------         -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of employee stock options                            284,102             116,351             3,750
     Proceeds from issuance of common stock - net of offering costs                    -          15,589,183             9,186
     Payments on long term debt                                                 (146,369)           (127,220)          (23,841)
     Repayments of note payable - bank                                                 -                   -           (84,980)
                                                                             -----------         -----------       -----------
          Net cash provided by (used in) financing activities                    137,733          15,578,314           (95,885)
                                                                             -----------         -----------       -----------
          Net (decrease) increase in cash and cash equivalents                (3,024,169)         10,905,459           368,791
Cash and cash equivalents at the beginning of year                            11,580,928             675,469           306,678
                                                                             -----------        ------------       -----------
Cash and cash equivalents at end of year                                     $ 8,556,759        $ 11,580,928       $   675,469
                                                                             ===========        ============       ===========



          See accompanying notes to consolidated financial statements
                                      F-5

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Principal Business Activity and Summary of Significant Accounting Policies:

Principal Business Activity
Medialink Worldwide Incorporated, a Delaware corporation incorporated on September 24, 1986, and subsidiaries (collectively the "Company"), is a provider of worldwide video and audio production and distribution services and public relations research services for businesses and other organizations that seek to communicate and evaluate their news through television, radio, the Internet and other media.

Principles of Consolidation
The consolidated financial statements include the accounts of Medialink Worldwide Incorporated and its wholly owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition
Fees earned from the distribution and monitoring of video news releases and the distribution of printed news releases are recognized in the period that the release is distributed. Fees earned for satellite media tours and other live events and the production of video news releases and still photographs are recognized in the period that the services are performed. Fees earned from research services are recognized using the percentage of completion method.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management. Actual results could differ from these estimates.

Reclassifications
For comparability, certain 1997 and 1996 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 1998.

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

Amortization of Goodwill and Other Intangible Assets
Goodwill, which represents the excess of the aggregate purchase price paid by the Company over the fair market value of the tangible and identifiable intangible net assets acquired arising from business acquisitions accounted for under the purchase method, is being amortized on a straight-line basis over periods ranging from 10 and 20 years. Other intangible assets, including customer lists and covenants not to compete, are being amortized on a straight-line basis over periods of 3 to 7 1/2 years.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Foreign Operations
The financial position and results of operations of the Company's UK subsidiaries and bureau are measured using local currency as the functional currency. Assets and liabilities of the entities have been translated at current exchange rates, and related revenue and expenses have been translated at average monthly exchange rates. The aggregate effect of translation adjustments is reflected as a separate component of shareholders' equity until there is a sale or liquidation of the underlying foreign investment.

Income Taxes
The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

Accounting for Stock-Based Compensation
The Company has elected to measure compensation cost using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") as permitted by SFAS 123, "Accounting for Stock-Based Compensation" and discloses pro-forma financial information as required by SFAS 123.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Earnings per Share
The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings per Share". Basic earnings per common share is computed using net income applicable to common stock and the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. In addition, shares of common stock issuable upon the conversion of all shares of Series A, Series B and Series C Preferred Stock into shares of common stock are included in the calculations as if they were outstanding for all periods presented. Weighted average number of shares for the years ended December 31, 1998, 1997 and 1996 are as follows:

Weighed Average Shares Outstanding          1998         1997           1996
----------------------------------          ----         ----           ----

         Basic                            5,238,742     4,769,094       922,357
                                          =========     =========    ==========

         Diluted                          5,745,895     5,389,856     3,439,088
                                          =========     =========     =========

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


2.       Property and Equipment:

Property and equipment, at cost, consists of:

                                                     December 31,
                                                     ------------            Estimated
                                               1998             1997        Useful Life
                                               ----             ----        -----------
         Office equipment                    $2,435,237     $1,364,634         5 years
         Furniture and fixtures                 736,544        578,552        10 years
         Leasehold improvements                 771,833        457,470      5 to 10 years
                                             ----------     ----------
                                              3,943,614      2,400,656
                                             ----------     ----------

         Less accumulated depreciation
              and amortization               (1,489,513)      (950,755)
                                             ----------     ----------

         Property and equipment, net         $2,454,101     $1,449,901
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

On June 16, 1997 the Company acquired certain assets of Corporate TV Group, Inc. ("CTV"), a provider of strategic video communications to corporations, and other organizations, for internal and external audiences. The initial purchase price of $4 million plus acquisition costs of approximately $182,000 was paid $3.55 million in cash and by the issuance of 37,037 shares of the Company's common stock valued at $333,333. Earn-out provisions allow for up to an additional $6.2 million to be paid based upon certain revenue and profitability targets through 2002. Assuming the targets are met, the additional consideration will be paid in the form of cash and the Company's common stock, as specified in the agreement. Through December 31, 1998 approximately $1.7 million of additional consideration has been recorded under the earn-out provision. Additionally, at the closing, the Company paid $300,000 to the stockholder of CTV for a non-compete agreement.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


On August 11, 1997 Medialink acquired all of the outstanding shares of On Line Broadcasting Limited ("On Line"), a British corporation that provides live radio and television public relations services. The initial purchase price of approximately $356,000, including acquisition costs, was paid by the issuance of 21,995 shares of the Company's common stock, valued at $230,948 and approximately $125,000 in cash. The purchase agreement provides for additional consideration, based on certain revenue and net income levels and will be paid by the issuance of the Company's common stock. During 1998 the Company issued 28,576 shares of the Company's common stock, valued at approximately $397,000, as the final additional consideration for the acquisition.

In June 1998 the Company acquired certain assets of Eye Catchers Press ("Eye Catchers"), a public relations still photography agency in the United Kingdom. The initial purchase price of (pounds)900,000 (approximately $1.50 million) plus estimated acquisition costs of $90,000 was paid in cash. Earn-out provisions allow for additional payments of up to an additional (pounds)100,000 per annum, in a combination of cash and the Company's common stock, based on certain profitability targets over the next three years.

In July 1998 the Company acquired all of the outstanding common shares of Tempest T.V. Limited, d/b/a The London Bureau ("The London Bureau"), a producer of corporate video for use by British broadcasters. The initial purchase price of (pounds)1.00 million (approximately $1.65 million) was paid in the form of (pounds)655,000 (approximately $1.07 million) in cash and the issuance of 31,206 shares of the Company's common stock valued at approximately (pounds)380,000 (approximately $628,000). Earn-out provisions allow for additional payments of purchase price of up to approximately (pounds)2.80 million (approximately $4.61 million), based on reaching certain revenue and profitability levels of the International Division of Medialink, to be paid in the form of cash and the Company's common stock, as specified in the agreement, over a period of three years. In connection with this acquisition two of the shareholders of The London Bureau entered into deeds of covenant not to compete with the Company with terms of three and four years, respectively. In consideration for the deeds of covenant not to compete, the two shareholders received payments aggregating (pounds)295,000 (approximately $485,000).

These acquisitions have been accounted for as purchases for accounting purposes, and the results of operations of the acquisitions have been included in the consolidated statements of operations from the dates of acquisition. The estimated purchase price in excess of the estimated fair value of the net tangible assets acquired aggregates $10.36 million for all of the acquisitions, of which $4 million and $6.36 million have been allocated to customer lists and goodwill, respectively.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The following unaudited pro forma summary presents the Company's results of operations as if the acquisitions of CTV and The London Bureau had occurred as of the beginning of fiscal 1997, after giving effect to certain adjustments, including the amortization of values assigned to customer lists, goodwill and non-compete agreements. This pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of the results which may occur in the future:

                                             For the years ended December 31,
                                             --------------------------------
                                                 1998               1997
                                                 ----               ----

         Revenues                              $40,575,000       $32,811,000
                                                ==========        ==========

         Net income                            $ 3,264,000       $ 2,908,000
                                                ==========        ==========

         Basic earnings per share              $       .62       $       .61
                                                ==========        ==========
         Diluted earnings per share            $       .57       $       .54
                                                ==========        ==========


4.       Long-term Debt:

The following table summarizes the Company's long-term debt:

                                                         At December 31,
                                                         ---------------
                                                        1998         1997
                                                      --------     --------

         Note payable                      (a)        $242,927     $283,457
         Covenant not to compete           (b)         183,247      261,753
         Capital lease obligations                       -           27,333
                                                       -------      -------
                                                       426,174      572,543
         Less: current portion                         126,331      122,651
                                                       -------      -------
                                                      $299,843     $449,892
                                                       =======      =======

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

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Aggregate maturities of long-term debt are as follows:

         For the year ending December 31,
         --------------------------------

                           1999                          $126,331
                           2000                           128,518
                           2001                            71,160
                           2002                            55,639
                           2003                            44,526
                                                         --------
                                                         $426,174
                                                         ========
5.       Stockholders' Equity:

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

Annual dividends on the Series A, 10% cumulative convertible preferred stock, Series B, 10% cumulative convertible preferred stock and Series C, 10% cumulative convertible preferred stock were cumulative, commencing July 1, 1989 for Series A and Series B and October 31, 1989 for Series C, until declared and paid at the discretion of the Board of Directors of the Company. At December 31, 1996, dividends in arrears on the Series A, Series B and Series C cumulative convertible preferred stock amounted to $737,312, $481,150 and $1,190,011, respectively. Each share of preferred stock was convertible at the option of the stockholder into 1.2 shares of common stock. Simultaneously with the Offering all of the issued and outstanding preferred shares were converted into 2,111,669 shares of common stock.

6.       Stock Option Plans:

The Company maintains a stock option plan (the "Stock Option Plan") covering all employees and eligible participants, as defined. The plan provides for the granting of incentive stock options to employees and non-qualified stock options to eligible participants to purchase shares of the Company's common stock. The option price for all incentive stock options is the fair market value of the Company's common stock on the date of grant, except for employees owning more than 10% of the outstanding common stock of the Company. The option price for employees owning more than 10% of the outstanding common stock of the Company may be no less than 110% of the fair market value of the shares on the date of the option grant. The stock options vest over a period of four years and have a term of ten years. During 1997 the Company increased the number of shares reserved for the exercise of these

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

options by 500,000 to 1,170,808. As of December 31, 1998 the Company had 348,774 shares available for grant.

Activity in the Stock Option Plan is as follows:

                                           Shares Under        Weighted Average
                                              Option            Exercise Price
                                              ------            --------------

         Outstanding at January 1, 1996        251,100               $1.56
            Granted                            411,494               $3.71
            Exercised                           (3,000)              $1.25
            Canceled                           (90,000)              $1.25
                                              --------
         Outstanding at December 31, 1996      569,594               $3.16
                                               =======
         Exercisable at December 31, 1996      189,639               $2.48
                                               =======

         Outstanding at January 1, 1997        569,594               $3.16
            Granted                            117,150               $9.19
            Exercised                          (66,650)              $1.75
            Canceled                            (3,600)              $3.12
                                              --------
         Outstanding at December 31, 1997      616,494               $4.46
                                               =======
         Exercisable at December 31, 1997
            through 2007                       300,228               $3.70
                                               =======

         Outstanding at January 1, 1998        616,494               $4.46
            Granted                            137,050              $16.15
            Exercised                          (73,625)              $3.86
            Canceled                           (36,320)              $9.84
                                             ---------
         Outstanding at December 31, 1998      643,599               $6.74
                                               =======
         Exercisable at December 31, 1998
            through 2008                       333,571               $4.94
                                               =======

At December 31, 1998 the range of exercise prices and the weighted-average remaining contractual lives of outstanding options was $1.25 - 19.50 and 7.5 years, respectively.

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

Under the Director Plan options to purchase 25,000 shares at exercise prices of $13.25 and $19.38, 25,000 shares at exercise prices of $9.38 and $10.13 and 62,400 shares at the exercise price of $3.54 were issued during 1998, 1997 and 1996, respectively. These options expire 10 years from the date of grant; however, upon termination of board membership of any director, the options will expire 90 days after the termination date, but no later than the expiration date. Non-employee directors are also eligible for additional grants of 3,000 shares per year provided they continue to serve the Company in that

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

capacity. Such future grants would become exercisable over a three-year period. Under this plan, at December 31, 1998, 49,946 shares were exercisable at prices ranging from of $3.54 to $19.38 per share.

If the Company had elected to recognize compensation cost at the grant date, based on the fair value of the options granted, in 1998, 1997 and 1996, as prescribed by SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1998, 1997 and 1996 would approximate the pro forma amounts as indicated below:

                                          For the year ended December 31,
                                          -------------------------------
                                    1998              1997               1996
                                    ----              ----               ----

Net income - as reported          $3,324,563        $2,374,522         $843,628
Net income applicable to
   common stock - as reported      3,324,563         2,347,868          508,155


Net income - pro forma             2,322,438         1,905,420          832,046
Net income applicable to
   common stock - pro forma        2,322,438         1,878,766          496,573


Basic EPS - as reported                  .63               .49              .55
Basic EPS - pro forma                    .44               .40              .54


Diluted EPS - as reported                .58               .44              .25
Diluted EPS - pro forma                  .40               .35              .24



The fair value of each grant is estimated using the Black-Scholes Options Pricing Model with the following assumptions: dividend yield of 0% for all grants, expected volatility ranging from 57% for 1998 grants, 0% to 140% for 1997 grants and 0% for 1996 grants, risk free interest rates of 6.00% for 1998 and 6.00% for 1997 grants and 5.29% and 6.55% for 1996 grants and expected lives of 9 years for 1998 grants, 9 years for 1997 grants and 6 years for 1996 grants.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)




7.       Commitments:

The Company is obligated under various non-cancelable operating leases for office space expiring at various dates through 2007. Rent expense charged to operations under these operating leases amounted to approximately $1,336,000, $890,000 and $638,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Minimum future rental payments are as follows:

          For the year ending December 31,
          --------------------------------

                 1999                                  $1,049,000
                 2000                                     950,000
                 2001                                     918,000
                 2002                                     846,000
                 2003                                     684,000
                 Thereafter                             1,018,000
                                                        ---------
                                                       $5,465,000
                                                       ==========

The Company is obligated under an agreement with a vendor for communications services. The agreement currently provides for guaranteed minimum annual payments of approximately $504,000 through November 1999. Charges included in direct costs on the accompanying consolidated statements of operations under this agreement amounted to approximately $510,000, $524,000 and $512,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

The Company has entered into employment contracts with three of its executives expiring through June 2002. Future minimum payments, including base salary and minimum bonuses, related to these agreements, are as follows:

      For the year ending December 31,
      --------------------------------

                 1999                                        $805,000
                 2000                                         805,000
                 2001                                         595,000
                 2002                                         192,500
                                                           ----------
                                                           $2,397,500
                                                           ==========

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.       Accrued Expenses and Other Current Liabilities:

The following are included in accrued expenses and other current liabilities:

                                                        As of December 31,
                                                        ------------------
                                                        1998           1997
                                                        ----           ----

Production costs                                   $   283,541    $   525,385
Deferred Revenue                                       273,308        320,250
Earn-out provisions on acquisition (Note 3)             50,200      1,124,730
Other                                                  764,094        913,540
                                                    ----------     ----------
                                                    $1,371,143     $2,883,905
                                                    ==========     ==========

9.       Income Taxes:

The provision for income taxes consists of the following components:

                                        For the Year Ended December 31,
                                   ----------------------------------------
                                   1998             1997               1996
                                   ----             ----               ----

    Current:
       Federal                  $1,834,000        $1,092,529          $11,660
       State and local             636,000           464,295           20,760
                                ----------        ----------         --------
                                 2,470,000         1,556,824           32,420
                                 ---------         ---------         --------
    Deferred:
       Federal                    (171,000)         (131,420)         463,090
       State and local             (59,000)          (48,190)         149,223
                                ----------         ---------         --------
                                  (230,000)         (179,610)         612,313
                                ----------         ---------          -------
                                $2,240,000        $1,377,214         $644,733
                                 =========         =========          =======

Income tax expense differs from the amount computed by multiplying the statutory rate of 34% to income before income taxes due to the following:

                                                                       For the Year Ended December 31,
                                                                       -------------------------------
                                                                    1998            1997           1996
                                                                    ----            ----           ----

         Income tax expense at statutory rate                    $1,891,951       $1,275,590      $506,043
         Increase (decrease) in income taxes resulting
            from:
             Investment income not subject to Federal
                income tax                                         (119,000)        (165,000)            -
             State and local income taxes, net of Federal
                income tax benefit                                  379,267          234,307       112,189
             Non-deductible expenses                                 76,522           33,620        21,553
             Other                                                   11,260           (1,303)        4,948
                                                                  ---------        ---------       -------
                                                                 $2,240,000       $1,377,214      $644,733
                                                                  =========        =========       =======

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                       As of December 31,
                                                       ------------------
                                                   1998                 1997
                                                 ---------            --------

         Allowance for doubtful accounts           $86,000             $78,000
         Accrued compensation                            -              41,000
         Depreciation and amortization of
            property and equipment                  50,000              82,000
         Amortization of intangibles               413,000             118,000
                                                   -------             -------
                                                  $549,000            $319,000
                                                   =======             =======


10.      Segment Information :

Management considers all of the Company's products and services to be included as a single operating segment, therefore, the disclosure requirements of SFAS 131 consist only of segment information by geographic location:

A summary of United States and UK operations approximated for the years ended December 31,


                                      1998                             1997                         1996
                                      ----                             ----                         ----
                               US              UK                US             UK             US           UK
                               --              --                --             --             --           --
Revenues:
  External clients         $34,342,000     $5,166,000        $23,665,000    $3,112,000    $13,452,000    $2,379,000
  Inter-segment                270,000        550,000            167,000       685,000        149,000       351,000
                            ----------      ---------         ----------    ----------     ----------    ----------
    Total revenues         $34,612,000     $5,716,000        $23,832,000    $3,797,000    $13,601,000    $2,730,000
                            ==========      =========         ==========     =========     ==========     =========

Operating income           $ 5,131,000      $ 239,000        $ 3,141,000     $ 267,000    $ 1,320,000     $  57,000
                            ==========       ========         ==========      ========     ==========      ========

Total assets               $26,160,000     $5,716,000        $24,871,000    $3,797,000
                            ==========      =========         ==========     =========


Major Customers

Revenues from one customer amounted to approximately 16% and 11% of total revenues in 1998 and 1997, respectively.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


11.      Supplemental Cash Flow Information:

Cash paid for interest and income taxes during the years ended December 31, 1998, 1997 and 1996 was as follows:

                                  1998         1997          1996
                                  ----         ----          ----

         Interest             $   44,000    $  48,000      $13,000
                              ==========     ========       ======

         Income Taxes         $2,050,000     $808,000      $29,000
                               =========      =======       ======

Non-cash investing and financing activities for the years ended December 31, 1998, 1997 and 1996 were as follows:


                                                               1998           1997           1996
                                                               ----           ----           ----

         Common stock issued in connection with
            acquisitions                                   $1,236,117      $   684,280      $155,000
                                                            =========       ==========       =======

         Accrued amounts related to acquisition            $       -       $1,124,730       $      -
                                                            =========       =========        =======

         Deferred offering costs                           $       -       $  (908,767)     $908,767
                                                            =========       ==========       =======

12.      401(k) Plan:

The Company maintains a qualified 401(k) plan (the "Plan") covering all eligible employees. Eligible employees may make elective salary reduction contributions to the Plan of up to 15% of their annual compensation, subject to a dollar limit established by law. In addition, the Company may provide, in its discretion, a matching contribution equal to a percentage of the employee's contribution. Participants are fully vested at all times in the amounts they contribute to the Plan. Only participants who have completed a year of service during the Plan year and are actively employed on the last day of such year are vested in the Company's matching contributions for such year. The Company's matching contributions amounted to approximately $77,000, $64,000 and $39,000 in 1998, 1997 and 1996, respectively.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


13.       Quarterly Results of Operations (Unaudited):

               (In thousands of dollars, except per share data)


                                                                       For the Quarter Ended
                                                                       ---------------------
                                                       March 31,       June 30,         September 30,    December 31,
                                                         1998            1998               1998             1998
                                                         ----            ----               ----             ----
         Revenues                                       $8,911           $11,455           $9,374            $9,768
         Gross profit                                    5,276             6,655            5,898             6,829
         Operating income                                  802             1,708            1,168             1,495
         Net income                                        558             1,087              739               941
         Basic earnings per share                         0.11              0.21             0.14              0.17
         Diluted earnings per share                       0.10              0.19             0.13              0.16





                                                                         For the Quarter Ended
                                                                         ---------------------
                                                       March 31,       June 30,         September 30,    December 31,
                                                         1997            1997               1997             1997
                                                         ----            ----               ----             ----
         Revenues                                       $4,423            $6,640           $7,186            $8,528
         Gross profit                                    2,734             4,110            4,405             5,329
         Operating income                                  447             1,045              685             1,137
         Net income                                        329               729              480               837
         Basic earnings per share                         0.08              0.14             0.09              0.18
         Diluted earnings per share                       0.07              0.13             0.09              0.15

14.      Subsequent Event:

         On March 12, 1999, through a wholly owned subsidiary, the Company acquired 100% of the outstanding shares of The Delahaye Group, Inc. ("Delahaye"). The acquisition, which will be accounted for as a pooling of interests, was completed through the issuance of 185,666 shares of Medialink common stock valued at approximately $2,800,000.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


         The following unaudited pro forma results of operations of the Company give effect to the acquisition of Delahaye as though the transaction had occurred at the beginning of the periods presented. The unaudited pro forma financial information presented is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or the future results of operations of the combined companies.


                                                For the year ended December 31,
                                                    1998         1997
                                                    ----         ----

         Revenues                               $43,511,000   $30,779,000
                                                 ==========    ==========

         Net income                             $ 2,651,000   $ 2,443,000
                                                 ==========    ==========

         Basic earnings per share               $       .49   $       .49
                                                 ==========    ==========
         Diluted earnings per share             $       .45   $       .44
                                                 ===========  ===========

         Net income for the year ended December 31, 1998 included a non-recurring non-cash charge on the financial statements of Delahaye of approximately $450,000 ($266,000, net of applicable income taxes) which represented a compensation charge related to certain employee stock options issued by Delahaye.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III
                                    --------

          The information contained in Part III is incorporated by reference from the Company's definitive proxy statement for its annual meeting of Shareholders to be held on June 2, 1999.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K.
 (a)      1.       FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF MEDIALINK
WORLDWIDE INCORPORATED AND SUBSIDIARIES
                                                                                    Page Number

Independent Auditors' Report                                                            F-1

Consolidated Balance Sheets as of December 31, 1998 and
December 31, 1997                                                                       F-2

Consolidated Statements of Operations for the Fiscal Years Ended December 31,
1998, December 31, 1997 and December 31, 1996                                           F-3

Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended
December 31, 1998, December 31, 1997 and December 31, 1996                              F-4

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31,
1998, December 31, 1997 and December 31, 1996                                           F-5

Notes to Consolidated Financial Statements for the Fiscal Years Ended
December 31, 1998, December 31, 1997 and December 31, 1996                              F-6

         2. All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(b) No reports on Form 8-K have been filed during the last quarter of the period covering this report.


(c)      EXHIBITS
         --------

   Exhibit                                                                                   Foot
   Number                           Description                                              notes
   ------                           -----------                                              -----
3.1             Amended and Restated Certificate of Incorporation of
                Medialink Worldwide Incorporated                                              (1)

3.2             Amended and Restated By-Laws of the Medialink
                Worldwide Incorporated                                                        (2)

10.1            Employment Agreement, dated as of November 18, 1996, by and
                between Medialink Worldwide Incorporated and Laurence Moskowitz               (3)

10.2            Employment Agreement, dated as of November 18, 1996, by and                   (4)
                between Medialink Worldwide Incorporated and J. Graeme McWhirter

10.3 Employment Agreement, dated as of January 1, 1999, by and between Medialink Worldwide Incorporated and David Davis

10.4            Employment Agreement, dated as of November 18, 1996, by and
                between Medialink Worldwide Incorporated and Nicholas F. Peters               (5)

10.5            Employment Agreement, dated as of June 16, 1997, by and between
                Medialink Worldwide Incorporated and Richard Frisch                           (6)


10.6            Non-Compete Agreement, dated as of June 16, 1997, by and
                between Medialink Worldwide Incorporated, Corporate TV Group,
                Inc. and Richard Frisch                                                       (7)

10.7            Indenture of Lease                                                            (8)

10.8            Asset Purchase Agreement, dated as of June 16, 1997, by and among Medialink Worldwide Incorporated, Corporate TV Group, Inc.
                and Richard Frisch                                                            (9)

10.9            Registration Rights Agreement, made as of June 16, 1997, by and
                between Medialink Worldwide Incorporated and Richard Frisch                  (10)

10.10           Lease, dated July 18, 1996, between Oakwood Avenue Partners and
                Medialink PR Data Corporation                                                (11)

10.11           First Lease dated September 21, 1994, between Clemons Properties
                Partners and Video Broadcasting Corporation                                  (12)

10.12           First Lease Modification Agreement, dated March 4, 1996, between
                Clemons Properties Partners and Video Broadcasting Corporation               (13)

10.13           Second Lease Modification Agreement, dated March 4, 1996,
                between Clemons Properties artners and Video Broadcasting
                Corporation                                                                  (14)

10.14           Third Lease Modification Agreement, dated May, 1996, between
                Clemons Properties Partners and Video Broadcasting Corporation               (15)

10.15           Lease, dated October 1, 1990, between 1401 New York Avenue,
                Inc. and Video Broadcasting Corporation                                      (16)

10.16           First Amendment of Lease, dated March 25, 1996, betwee0n 1401
                New York Avenue, Inc. and Video Broadcasting Corporation                     (17)

10.17           Office Lease, dated June 7, 1989, between Teachers' Retirement
                System of the State of Illinois and Video Broadcasting
                Corporation                                                                  (18)

10.18           First Amendment to Lease, dated June 1, 1994, between Teachers'
                Retirement System of the State of Illinois and Video
                Broadcasting Corporation                                                     (19)

                10.19 Second Amendment to Lease, made as of the 19th day of
                November, 1996, by and between Teachers' Retirement System of
                the State of Illinois and the Company                                        (20)

10.20           Lease Agreement, dated November 14, 1994, between City &
                Corporate Counsel Limited and Video Broadcasting Corporation
                Inc.                                                                         (21)

10.21           Underlease, dated February 9, 1995, between City & Corporate
                Counsel Limited and Video Broadcasting Corporation Inc.                      (22)

10.22           Amended and Restated AP Express Agreement, dated November 1,
                1992, between Press Association, Inc. and Video Broadcasting
                Corporation. Portions of Exhibit 10.33 have been omitted and
                filed separately with the Commission                                         (23)

10.23           Addendum, dated February 21, 1996, to the AP Express Agreement, between Press Association, Inc. and Video Broadcasting
                Corporation. Portions of Exhibit 10.34 have been omitted and
                filed separately with the Commission                                         (24)

10.24           Amendment, dated November 18, 1996, to the Amended and
                Restated AP Express Agreement                                                (25)

10.25           Medialink Worldwide Incorporated 401(k) Tax Deferred Savings
                Plan                                                                         (26)

10.26           Amended and Restated Stock Option Plan and form of Stock
                Option Agreement                                                             (27)

10.27           Medialink Worldwide Incorporated 1996 Directors Stock Option Plan
                and form of 1996 Directors Stock Option Agreement                            (28)

10.28           Form of Indemnification Agreement                                            (29)

10.29           Share Purchase Agreement by and among Medialink Worldwide
                Incorporated and the Shareholders of Tempest T.V. Limited                    (30)

10.30           Deed of Covenant by and between Medialink Worldwide Incorporated
                and Stuart Maister                                                           (31)

10.31           Deed of Covenant by and between Medialink Worldwide Incorporated
                and Alan M. Greenberg                                                        (32)

10.32           Executive Service Agreement by and between Medialink Worldwide
                Incorporated and Stuart Maister                                              (33)

10.33           Deed of Tax Covenant by and between Medialink Worldwide Incorporated
                and the Shareholders of Tempest T.V. Limited                                 (34)

21.             Subsidiaries of Medialink Worldwide Incorporated

23.             Consent of KPMG LLP

27.             Financial Data Schedule


-----------------------

(1) Filed as Exhibit 3.2 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 andss incorporated herein by reference.

(2) Filed as Exhibit 10.2 to Medialink Worldwide Incorporated Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-14119) dated November 20, 1996 and incorporated herein by reference.

(3) Filed as Exhibit 2.5 to Form 8-A for Registration of Certain Classes of Securities Pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934 of Medialink Worldwide Incorporated (Registration No. 000-21989) and incorporated herein by reference.

(4) Filed as Exhibit 10.3 to Medialink Worldwide Incorporated Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-14119) dated November 20, 1996 and incorporated herein by reference.

(5) Filed as Exhibit 10.5 to Medialink Worldwide Incorporated Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-14119) dated November 20, 1996 and incorporated herein by reference.

(6) Filed as Exhibit 28.1 to Medialink Worldwide Incorporated Current Report on Form 8-K dated July 1, 1997 and incorporated herein by reference.

(7) Filed as Exhibit 28.2 to Medialink Worldwide Incorporated Current Report on Form 8-K dated July 1, 1997 and incorporated herein by reference.

(8) Filed as Exhibit 28.3 to Medialink Worldwide Incorporated Current Report on Form 8-K dated July 1, 1997 and incorporated herein by reference.

(9) Filed as Exhibit 2.1 to Medialink Worldwide Incorporated Current Report on Form 8-K dated July 1, 1997 and incorporated herein by reference.

(10) Filed as Exhibit 28.4 to Medialink Worldwide Incorporated Current Report on Form 8-K dated July 1, 1997 and incorporated herein by reference.

(11) Filed as Exhibit 10.10 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(12) Filed as Exhibit 10.11 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(13) Filed as Exhibit 10.12 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(14) Filed as Exhibit 10.13 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(15) Filed as Exhibit 10.14 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(16) Filed as Exhibit 10.16 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(17) Filed as Exhibit 10.17 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(18) Filed as Exhibit 10.19 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(19) Filed as Exhibit 10.20 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(20) Filed as Exhibit 10.39 to Medialink Worldwide Incorporated Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (No. 333-14119) dated January 7, 1997, and incorporated herein by reference.

(21) Filed as Exhibit 10.23 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(22) Filed as Exhibit 10.24 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(23) Filed as Exhibit 10.28 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(24) Filed as Exhibit 10.29 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(25) Filed as Exhibit 10.29 to Medialink Worldwide Incorporated Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (No. 333-14119) dated November 20, 1996 and incorporated herein by reference.

(26) Filed as Exhibit 10.33 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(27) Filed as Exhibit 10.34 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(28) Filed as Exhibit 10.35 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(29) Filed as Exhibit 10.36 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(30) Filed as Exhibit 2.1 to Medialink Worldwide Incorporated Current Report on Form 8-K dated July 8, 1998 and incorporated herein by reference.

(31) Filed as Exhibit 28.1 to Medialink Worldwide Incorporated Current Report on Form 8-K dated July 8, 1998 and incorporated herein by reference.

(32) Filed as Exhibit 28.2 to Medialink Worldwide Incorporated Current Report on Form 8-K dated July 8, 1998 and incorporated herein by reference.

(33) Filed as Exhibit 28.3 to Medialink Worldwide Incorporated Current Report on Form 8-K dated July 8, 1998 and incorporated herein by reference.

(34) Filed as Exhibit 28.4 to Medialink Worldwide Incorporated Current Report on Form 8-K dated July 8, 1998 and incorporated herein by reference.

       SIGNATURES
       ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIALINK WORLDWIDE INCORPORATED
--------------------------------


By:     /s/ Laurence Moskowitz
---------------------------------
Laurence Moskowitz,
Chairman of the Board, Chief Executive Officer and President


By:    /s/ Graeme McWhirter
-----------------------------------
Chairman of the Board, Chief Executive Officer and President

By:     /s/ J. Graeme McWhirter
----------------------------------
J. Graeme McWhirter
Executive Vice President, Assistant Secretary and Chief Financial Officer
Dated:  March 29, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Laurence Moskowitz                         ...............March 29, 1999
-----------------------------------------------
Laurence Moskowitz, Chairman
 of the Board, Chief Executive Officer and President
 /s/ David Davis                         .....................March 29, 1999
-----------------------------------------
 David Davis, Director
 President, Medialink International
 /s/ Harold Finelt                         ...................March 29, 1999
-------------------------------------------
 Harold Finelt, Director
 /s/ Donald Kimelman                  ........................March 29, 1999
--------------------------------------
 Donald Kimelman, Director
 /s/ James J. O'Neill                    .....................March 29, 1999
-----------------------------------------
 James J. O'Neill, Director
 /s/ Theodore Wm. Tashlik            .........................March 29, 1999
-------------------------------------
 Theodore Wm. Tashlik, Director
 /s/ Paul Sagan                        .......................March 29, 1999
---------------------------------------
 Paul Sagan, Director
 /s/ J. Graeme McWhirter               .......................March 29, 1999
-----------------------------------------------------
 J. Graeme McWhirter, Director
 Executive Vice President, Assistant Secretary and Chief Financial Officer
 /s/ Fred Meyer                        .......................March 29, 1999
---------------------------------------
 Fred Meyer, Director