Form 10-Q
period 1999-03-31
MEDIALINK WORLDWIDE INC
filed 1999-05-17
CIK 812890

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on May 14, 1999:

            Common Stock - 5,522,704

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements                                            3

            Condensed Consolidated Balance Sheets as of March 31, 1999
            and December 31, 1998                                           3

            Condensed Consolidated Statements of Operations
            for the three months ended March 31, 1999 and 1998              4

            Condensed Consolidated Statements of Cash Flows
            for the three months ended March 31, 1999 and 1998              5

            Notes to Condensed Consolidated Financial Statements          6 - 8

ITEM 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    9 - 15

PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings                                              16

ITEM 2.     Changes in Securities and Use of Proceeds                      16

ITEM 3.     Defaults Upon Senior Securities                                16

ITEM 4.     Submission of Matters to a Vote of Security Holders            16

ITEM 5.     Other Information                                              17

ITEM 6.     Exhibits and Reports on Form 8-K                               17

              MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  As of March 31. 1999 and December 31, 1998

                                                                             March 31          December 31,
                                                                               1999                1998
                                                                           ------------      --------------
                                                                            (Unaudited)
                                  ASSETS
Current Assets:
   Cash and cash equivalents                                                $ 7,925,534        $ 8,593,392
   Accounts receivable, net                                                   9,142,510         10,188,675
   Prepaid expenses and other current assets                                  1,202,053          1,248,917
   Deferred tax assets                                                          286,000            286,000
                                                                            -----------        -----------
       Total current assets                                                 18,556,097          20,316,984
                                                                            -----------        -----------

Property and equipment, net                                                   2,796,152          2,621,293

Goodwill, customer list and other intangibles, net                            9,509,550          9,543,871
Deferred tax assets                                                             519,000            463,000
Other assets                                                                    356,047            547,650
                                                                           ------------        -----------
       Total assets                                                        $ 31,736,846       $ 33,492,798
                                                                           ============       ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                          $ 120,268       $    213,831
   Line of credit - bank                                                              -            200,000
   Accounts payable                                                           2,404,630          1,928,222
   Accrued expenses and other current liabilities                             1,359,155          2,629,376
   Income taxes payable                                                         485,407          1,403,003
                                                                           ------------       ------------
       Total current liabilities                                              4,369,460          6,374,432
Long-term debt, net of current portion                                          277,200            689,633
Note payable - stockholder                                                           -              88,664
                                                                                     -        ------------
       Total liabilities                                                     4,646,660           7,152,729
                                                                           ------------       ------------
Stockholders' Equity:
   Common stock. Authorized 15,000,000 shares; issued and outstanding
     5,516,824 and 5,482,077 shares in 1999 and 1998,  respectively              55,168             54,821
   Additional paid-in capital                                                22,216,320         21,860,924
   Retained earnings                                                          5,059,079          4,523,873
   Accumulated other comprehensive income                                      (240,381)           (99,549)
                                                                           ------------       ------------
Total stockholders' equity                                                  27,090,186          26,340,069
                                                                           ------------       ------------
       Total liabilities and stockholders' equity                          $ 31,736,846       $ 33,492,798
                                                                           ============       ============

           See notes to condensed consolidated financial statements

              MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31, 1999 and 1998


                                                     1999             1998
                                                     ----             ----
                                                 (Unaudited)      (Unaudited)

Revenues                                         $ 9,898,137      $ 9,941,060

Direct costs                                       3,143,247        3,851,471
                                                 -----------      -----------

     Gross Profit                                  6,754,890        6,089,589

General and administrative expenses                5,939,189        5,329,451
                                                 -----------      -----------

     Operating income                                815,701          760,138

Interest and other income, net                        69,505          102,501
                                                 -----------      -----------

     Income before income taxes                      885,206          862,639

Provision for income taxes                           350,000          340,000
                                                 -----------      ------------

     Net income                                  $   535,206        $ 522,639
                                                 ===========      ===========

Basic earnings per share                         $      0.10           $ 0.10
                                                 ===========      ===========

Diluted earnings per share                       $      0.09           $ 0.09
                                                 ===========      ===========


           See notes to condensed consolidated financial statements

              MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 1999 and 1998


                                                                                1999             1998
                                                                                ----             ----
                                                                             (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $   535,206      $   522,639
                                                                            -----------      ------------
     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation and amortization                                              572,760          426,096
     Deferred income taxes                                                      (56,000)         (83,000)
     Decrease in accounts receivable                                          1,042,654        1,149,256
     Decrease in other assets                                                   191,603           45,942
     Decrease (increase) in prepaid expenses and other current assets            62,862         (363,145)
     (Decrease) increase in accounts payable and accrued expenses              (520,861)         372,699
     Increase in income taxes payable                                          (917,596)        (508,679)
                                                                            ------------     ------------
          Total adjustments                                                     375,422        1,039,169
                                                                            ------------     ------------
          Net cash provided by operating activities                             910,628        1,561,808
                                                                            ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash used in acquisitions                                                 (573,703)        (133,730)
     Additions to property and equipment                                       (237,513)        (417,762)
                                                                            ------------     ------------
          Net cash used in investing activities                                (811,216)        (551,492)
                                                                            ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                     27,390           49,636
     Payments on long-term debt                                                (505,996)        (126,044)
     Payments on note payable - stockholder                                     (88,664)         (10,701)
     Payments on line of credit - bank                                         (200,000)          (1,507)
                                                                            ------------     ------------
          Net cash provided by financing activities                            (767,270)         (88,616)
                                                                            ------------     ------------
          Net (decrease) increase in cash and cash equivalents                 (667,858)         921,700
Cash and cash equivalents at the beginning of period                          8,593,392       11,581,323
                                                                            -----------      ------------
Cash and cash equivalents at end of period                                  $ 7,925,534      $12,503,023
                                                                            ===========      ===========

           See notes to condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)   Basis of presentation

The condensed consolidated financial statements included herein have been prepared by Medialink Worldwide Incorporated and Subsidiaries (collectively, the "Company" or "Medialink"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K filing for the year ended December 31, 1998.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three month periods ended March 31, 1999 and 1998. The results for the three month period ended March 31, 1999 are not necessarily indicative of the results expected for the full fiscal year.


(2)   Recent Acquisitions

On March 12, 1999, through a wholly owned subsidiary, the Company acquired 100% of the outstanding shares of The Delahaye Group, Inc. ("Delahaye"). The acquisition, which was accounted for as a pooling of interests, was completed through the issuance of 185,666 shares of Medialink common stock valued at approximately $2,800,000. Accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of Delahaye as though it had always been part of Medialink.

In connection with the acquisition, the Company recorded a first quarter charge to operating expenses of approximately $350,000 for direct and other acquisition-related costs pertaining to the transaction.

               MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying consolidated financial statements are summarized as follows:
                                                       For the three months
                                                       Ended March 31, 1998
                                                           (Unaudited)
      Net sales:
        Medialink                                          $8,911,000
        Delahaye                                            1,030,000
                                                           ----------
      Combined                                             $9,941,000
                                                           ==========


      Net income (loss):
        Medialink                                            $558,000
        Delahaye                                              (35,000)
                                                           ----------
      Combined                                               $523,000
                                                           ==========


(3)   Earnings per Share

Basic earnings per common share is computed using net income applicable to common stock and the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. The weighted average number of shares for the three months ended March 31, 1998 has been restated to the reflect the Delahaye acquisition (see Note 2). The weighted average number of shares for the three month periods ended March 31, 1999 and 1998 are as follows:

Weighted Average Shares Outstanding

                                         For the three months ended March 31,
                                         ------------------------------------
                                                 1999            1998
                                                 ----            ----

      Basic                                  5,490,374        5,343,576
                                             =========        =========

      Diluted                                5,924,134        5,871,633
                                             =========        =========

               MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

(4)   Comprehensive Income

The components of comprehensive income consist of the following:

                                         For the three months ended March 31,
                                         ------------------------------------
                                                 1999            1998
                                                 ----            ----

      Net income                              $535,206         $522,639

      Other comprehensive income (loss):
         Foreign currency translation
           adjustments                        (140,832)          (4,442)
                                              ---------        ---------

      Comprehensive income                    $394,374         $518,197
                                              =========        ========


Accumulated other comprehensive income at March 31, 1999 and December 31, 1998 consists of foreign currency translation adjustments.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three months ended March 31, 1999 compared to three months ended March 31, 1998

On March 12, 1999, through a wholly owned subsidiary, the Company acquired 100% of the outstanding shares of The Delahaye Group, Inc. ("Delahaye"). The acquisition, which was accounted for as a pooling of interests, was completed through the issuance of 185,666 shares of Medialink common stock valued at approximately $2,800,000. Accordingly, the following management discussion and analysis include the combined results of operations, financial position and cash flows of Delahaye as though it had always been part of Medialink for all periods presented.

In connection with the acquisition, the Company recorded a first quarter charge to operating expenses of approximately $350,000 for direct and other acquisition-related costs pertaining to the transaction.

Revenues decreased by $43,000, or less than 1%, from $9.94 million in the three months ended March 31, 1998 ("1998") to $9.90 million in the three months ended March 31, 1999 ("1999"). This net decrease represented increases in distribution services, which increased by $210,000 and research and analysis services, which increased by $177,000 and decreases in production and live broadcast services which decreased by $430,000. The decrease in revenues of production and live broadcast services is the result of several unusually large projects that occurred in the first quarter of 1998.

Direct costs decreased by $709,000, or 18%, from $3.85 million in 1998 to $3.14 million in 1999. Direct costs as a percentage of revenue decreased from 39% in 1998 to 32% in 1999 mainly as a result of the increase in the proportion of revenue from distribution and research and analysis to total revenue in 1998 as compared to 1999. Revenue on these projects generally have higher gross profit margins as compared with revenue on production and live broadcast services.

General and administrative expenses increased by $611,000 or 11%, from $5.33 million in 1998 to $5.94 million in 1999. General and administrative expenses as a percentage of revenues were 60% and 54% for 1999 and 1998, respectively. The increase was primarily the result of a charge to operations, relating to the Delahaye acquisition, of approximately $350,000 in 1999.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $202,000, or 17%, from $1.19 million in 1998 to $1.39 million in 1999. As a percentage of revenue, EBITDA was 14% and 12% in 1999 and 1998, respectively.

Depreciation and amortization expense, which is included in general and administrative expenses, increased by $147,000, or 34%, from $426,000 in 1998 to $573,000 in 1999. The increase was due primarily to amortization expense arising from Medialink's various acquisitions.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


As a result of the foregoing, operating income increased by $56,000, or 7%, from $760,000 in 1998 to $816,000 in 1999. As a percentage of revenue, operating income was 8% in both 1999 and 1998.

Interest and other income, net, decreased by $33,000 from $103,000 in 1998 to $70,000 in 1999 as a result of lower balances in cash and cash equivalents in 1999 as compared to 1998.

Income tax expense was calculated using Medialink's effective tax rates of 40% in 1999 and 39% in 1998. The increase in the rate reflects changes in state and local taxes as a result of differences in income earned in certain jurisdictions and the change in the proportion of tax-free investment income on investments to total income before taxes.

Net income increased by $13,000 or 2%, from $523,000 in 1998 to $535,000 in 1999. Diluted earnings per share was $0.09 per share in both 1999 and 1998.


LIQUIDITY AND CAPITAL RESOURCES

Medialink has financed its operations primarily through cash generated from operations. Cash flow from operating activities amounted to $911,000 for the three month period ended March 31, 1999 and $1.56 million for the comparable period in 1998. Capital expenditures which are primarily incurred to support the Company's sales and operations were $238,000 in 1999 and $418,000 in 1998. Medialink has no capital expenditure plans other than in the ordinary course of business.


As of March 31, 1999 Medialink had $7.93 million in cash and cash equivalents as compared with $8.59 million as of December 31, 1998. As of March 31, 1999, long-term debt was $397,000.

The Company believes that it has sufficient capital resources and cash flow from operations to fund its net cash needs for at least the next twelve months, including those related to the above-mentioned acquisitions.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


YEAR 2000 UPDATE


Management, along with a Year 2000 sub-committee of the Board of Directors has initiated an enterprise-wide program to prepare the Company's computer systems and applications for the Year 2000, as well as to identify and address any other Year 2000 operational issues which may affect the Company. Updates on the Company's Year 2000 program are presented regularly to senior management and the Board of Directors. The Year 2000 program of Delahaye is set forth separately below.

The Company's Year 2000 program began in the first quarter of 1999 and is currently being administered by internal staff. The program consists of the following three components relating to the Company's operations: (i) Information Technology ("IT") computer systems and applications that may be impacted by the Year 2000 problem, (ii) non-IT systems and equipment which include embedded technology that may be impacted by the Year 2000 problem and (iii) third-party relationships with which the Company has material relationships.


IT Systems and Applications

The Company has classified IT systems and applications into two categories: hardware and software.

    Hardware:  The Company has completed an inventory of all of its IT hardware and is currently assessing the impact of the Year 2000 on it. The Company has initiated the remediation phase of the process and estimates that it is 60% complete. The Company is targeting the completion of the remediation phase to be the end of the 1st quarter of 1999. The Company estimates that it is 50% complete in the testing phase and is targeting to be completed in the 2nd quarter of 1999.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


    Software:  The Company has completed an inventory of all of its IT software applications and is currently assessing the impact of the Year 2000 on it. The Company is currently in the remediation phase and estimates that it is 30% complete. With the exception of its financial and accounting software, the Company is targeting to complete the remediation phase in the 1st quarter of 1999. The Company has accelerated the planned upgrading of its financial and accounting software as a result of the Year 2000 issue and has targeted the completion of the installation of a Year 2000 compliant financial and accounting application in the 2nd quarter of 1999. The Company estimates that it has tested approximately 85% of its IT software and is targeting to be completed in the 2nd quarter of 1999.

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

Non-IT Systems and Applications

The Company has completed an inventory of all of its non-IT systems and applications and is currently assessing the impact of the Year 2000 on them. The Company estimates that they are 60% complete with remediation and has targeted to complete this phase during the 1st quarter of 1999. The Company has estimated that it has tested 10% of its non-IT systems and applications and has targeted the completion of this phase in the 2nd quarter of 1999. The Company does not anticipate that the costs to rectify any Year 2000 issues as they relate to non-IT systems and applications to have a material impact on the Company's operations or financial condition.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Third Party Relationships

The Company has requested certification letters from all of its key vendors, including facilities providers and financial institutions. The Company is currently reviewing its responses and preparing follow-up requests where either no or inadequate responses were received. In certain instances, the Company has relied upon public disclosure of Year 2000 compliance by certain of its key vendors and clients/customers. The Company has also developed a list of mission critical vendors and is in the process of arranging face-to-face meetings with the appropriate individuals at these vendors to discuss their readiness regarding Year 2000. The Company is targeting the completion of its contingency plans with respect to its principal third party suppliers by the end of 3rd quarter of 1999. The Company is also generating a list of key clients/customers and is in the process of developing a plan to address Year 2000 issues as they relate to them. Costs to the Company in this area, excluding costs due to unanticipated third party Year 2000 problems, will principally consist of internal staff costs, which are not expected to be material.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On March 12, 1999 the Company merged with Delahaye. As of the date of this report, the Company has completed an inventory of Delahaye's hardware and software and is currently assessing the impact of the Year 2000 on them. The Company estimates that it will have completed remediation and testing of Delahaye's hardware and software by the end of the 3rd quarter of 1999. Excluding normal system upgrades, the Company estimates that the total costs for conversion and testing of new or modified IT systems and applications will aggregate less than $50,000. These costs are expected to be capitalized and amortized consistent with the Company's accounting policies.

Including the costs set forth above, the Company estimates that total program costs for implementing its Year 2000 program will be $225,000 to $425,000, of which approximately $20,000 has been incurred to date. These costs include costs related to the matters above, as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the Company for the Year 2000. The costs do not include internal staff costs incurred or to be incurred in connection with the implementation of the program. Costs related to the acquisition of new hardware and software are expected to be capitalized and amortized consistent with the Company's accounting policies. Consulting and other costs will be expensed as incurred. All Year 2000 costs will be paid in cash and generated from the Company's operations. The above-stated amounts have been budgeted for the appropriate fiscal years. Based on the current progress of the Company's Year 2000 program, the Company is targeting the substantial completion of its Year 2000 program to be the end of the 2nd quarter of 1999. The cost of the Company's Year 2000 program and the dates provided herein are based on management's best estimates, which were derived utilizing numerous assumptions of future events, many of which are beyond the Company's control.


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

      Through March 31, 1999, the registrant incurred expenses in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions of approximately $1,260,000; finders fees of $0; expenses paid to or for underwriters of $0; other expenses of approximately $1,160,000; and total expenses of approximately $2,420,000. These were direct or indirect payments to others. There were expenses of approximately $189,000 for underwriting discounts and commissions in connection with the sale of shares by selling stockholders, $0 for finders fees, $0 for expenses paid to or for underwriters and total expenses of approximately $189,000. These payments were direct or indirect payments to others.

      The net offering proceeds to the registrant, after deducting the total expenses described above, were $15,580,000. From January 29, 1997 to March 31, 1999, $9,401,375 of net offering proceeds were used for the acquisition of other businesses and $678,619 was used to pay down various debt balances acquired in the Delahaye acquisition. At March 31, 1999 the remaining proceeds were invested in temporary investments; $4,450,000 in tax free municipals and $1,050,006 in tax free money market accounts and interest bearing bank accounts. No proceeds were used for the construction of plant, building and facilities, the purchase and installation of machinery and equipment, the purchase of real estate, or the repayment of indebtedness or working capital.

      ITEM 3.     Defaults Upon Senior Securities.
                        None

      ITEM 4.     Submission of Matters to a Vote of Security Holders.
                        None

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

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

                       MEDIALINK WORLDWIDE INCORPORATED

                       By: /s/ LAURENCE MOSKOWITZ
                          --------------------------------
                               Laurence Moskowitz,
                               Chairman of the Board, Chief
                                 Executive Officer and President

                       By: /s/ J. GRAEME MCWHIRTER
                          --------------------------------
                               J. Graeme McWhirter
                               Executive Vice President, Assistant Secretary,
                                 Chief Financial Officer and Director
Dated: May 14, 1999