Form 10-Q
period 1999-06-30
MEDIALINK WORLDWIDE INC
filed 1999-08-16
CIK 812890

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on August 13, 1999:

                  Common Stock - 5,533,444

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements                                             3

          Condensed Consolidated Balance Sheets as of June 30, 1999
          and December 31, 1998                                            3

          Condensed Consolidated Statements of Operations
          for the six months ended June 30, 1999 and 1998                  4

          Condensed Consolidated Statements of Operations
          for the three months ended June 30, 1999 and 1998                5

          Condensed Consolidated Statements of Cash Flows
          for the six months ended June 30, 1999 and 1998                  6

          Notes to Condensed Consolidated Financial Statements           7 - 9

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     9 - 15

PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings                                               16

ITEM 2.   Changes in Securities and Use of Proceeds                       16

ITEM 3.   Defaults Upon Senior Securities                                 16

ITEM 4.   Submission of Matters to a Vote of Security Holders             16

ITEM 5.   Other Information                                               17

ITEM 6.   Exhibits and Reports on Form 8-K                                17

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    As of June 30, 1999 and December 31, 1998


                                                                                       June 30,         December 31,
                                                                                         1999               1998
                                                                                         ----               ----
                                                                                     (Unaudited)

                                     ASSETS

Current Assets:
   Cash and cash equivalents                                                        $  6,923,160       $   8,593,392
   Accounts receivable, net                                                           11,111,886          10,188,675
   Prepaid expenses and other current assets                                           1,238,272           1,248,917
   Deferred tax assets                                                                   286,000             286,000
                                                                                    ------------        ------------
       Total current assets                                                           19,559,318          20,316,984
                                                                                    ------------        ------------

Property and equipment, net                                                            2,795,335           2,621,293

Goodwill, customer list and other intangibles, net                                    10,161,100           9,543,871
Deferred tax assets                                                                      652,000             463,000
Other assets                                                                             756,494             547,650
                                                                                    ------------        ------------
       Total assets                                                                 $ 33,924,247        $ 33,492,798
                                                                                    ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt                                                $    122,956        $    213,831
   Line of credit - bank                                                                       -             200,000
   Accounts payable                                                                    2,155,058           1,928,222
   Accrued expenses and other current liabilities                                      2,690,919           2,629,376
   Income taxes payable                                                                  722,407           1,403,003
                                                                                    ------------        ------------
       Total current liabilities                                                       5,691,340           6,374,432
Long-term debt, net of current portion                                                   245,805             689,633
Note payable - stockholder                                                                     -              88,664
                                                                                    ------------        ------------
       Total liabilities                                                               5,937,145           7,152,729
                                                                                    ------------        ------------
Stockholders' Equity:
   Common stock. Authorized 15,000,000 shares; issued and outstanding
     5,523,124 and 5,482,077 shares in 1999 and 1998,  respectively                       55,231              54,821
   Additional paid-in capital                                                         22,239,781          21,860,924
   Retained earnings                                                                   6,002,212           4,523,873
   Accumulated other comprehensive income                                               (310,122)            (99,549)
                                                                                    ------------        ------------
Total stockholders' equity                                                            27,987,102          26,340,069
                                                                                    ------------        ------------
       Total liabilities and stockholders' equity                                   $ 33,924,247        $ 33,492,798
                                                                                    =============       ============


            See Notes to condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Six Months Ended June 30, 1999 and 1998


                                                   1999                1998
                                                   ----                ----
                                                (Unaudited)         (Unaudited)

Revenues                                       $ 21,717,188        $ 22,429,853

Direct costs                                      7,094,274           8,806,350
                                               ------------        ------------

     Gross Profit                                14,622,914          13,623,503

General and administrative expenses              12,277,367          11,180,634
                                               ------------        ------------

     Operating income                             2,345,547           2,442,869

Interest and other income, net                      132,792             158,841
                                               ------------        ------------

     Income before income taxes                   2,478,339           2,601,710

Provision for income taxes                        1,000,000           1,073,000
                                               ------------        ------------

     Net income                                $  1,478,339        $  1,528,710
                                               ============        ============

Basic earnings per share                       $       0.27        $       0.28
                                               ============        ============

Diluted earnings per share                     $       0.25        $       0.26
                                               ============        ============


            See Notes to condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 1999 and 1998


                                                    1999               1998
                                                    ----               ----
                                                 (Unaudited)        (Unaudited)

Revenues                                         $ 11,819,051      $ 12,488,793

Direct costs                                        3,951,027         4,954,879
                                                 ------------      ------------

     Gross Profit                                   7,868,024         7,533,914

General and administrative expenses                 6,338,178         5,852,183
                                                 ------------      ------------

     Operating income                               1,529,846         1,681,731

Interest and other income, net                         63,287            57,340
                                                 ------------      ------------

     Income before income taxes                     1,593,133         1,739,071

Provision for income taxes                            650,000           733,000
                                                 ------------      ------------

     Net income                                  $    943,133      $  1,006,071
                                                 ============      ============

Basic earnings per share                         $       0.17      $       0.19
                                                 ============      ============

Diluted earnings per share                       $       0.16      $       0.17
                                                 ============      ============


            See Notes to condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1999 and 1998


                                                                                      1999                1998
                                                                                      ----                ----
                                                                                   (Unaudited)         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                   $  1,478,339        $  1,528,710
                                                                                  ------------        ------------

     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation and amortization                                                   1,107,796             809,830
     Deferred income taxes                                                            (189,000)           (138,000)
     Increase in accounts receivable                                                  (996,463)           (929,237)
     (Increase) decrease in other assets                                              (208,844)             32,786
     Decrease (increase) in prepaid expenses and other current assets                   26,643            (532,443)
     (Decrease) increase in accounts payable and accrued expenses                     (460,368)            944,748
     (Decrease) increase in income taxes payable                                      (680,596)            276,327
                                                                                  ------------        ------------
          Total adjustments                                                         (1,400,832)            464,011
                                                                                  ------------        ------------
          Net cash provided by operating activities                                     77,507           1,992,721
                                                                                  ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Cash used in acquisitions                                                        (573,704)         (1,822,113)
     Additions to property and equipment                                              (401,582)           (687,172)
                                                                                  ------------        ------------
          Net cash used in investing activities                                       (975,286)         (2,509,285)
                                                                                  ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from exercise of stock options                                            50,914             117,240
     Payments on long-term debt                                                       (534,703)           (173,651)
     Payments on note payable - stockholder                                            (88,664)            (10,701)
     Payments on line of credit - bank                                                (200,000)             98,493
                                                                                  ------------        ------------
          Net cash (used in) provided by financing activities                         (772,453)             31,381
                                                                                  ------------        ------------
          Net decrease in cash and cash equivalents                                 (1,670,232)           (485,183)
Cash and cash equivalents at the beginning of period                                 8,593,392          11,581,323
                                                                                  ------------        ------------
Cash and cash equivalents at end of period                                        $  6,923,160        $ 11,096,140
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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the six and three month periods ended June 30, 1999 and 1998. The results for the six and three month periods ended June 30, 1999 are not necessarily indicative of the results expected for the full fiscal year.

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

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying consolidated financial statements are summarized as follows:

                                   For the six months      For the three months
                                   Ended June 30, 1998      Ended June 30, 1998
                                   -------------------      -------------------
                                       (Unaudited)              (Unaudited)

         Net sales:
           Medialink                    $20,366,000             $11,455,000
           Delahaye                       2,064,000               1,034,000
                                         ----------              ----------
         Combined                       $22,430,000             $12,489,000
                                         ==========              ==========


         Net income (loss):
           Medialink                     $1,645,000              $1,087,000
           Delahaye                        (116,000)                (81,000)
                                          ---------               ---------
         Combined                        $1,529,000              $1,006,000
                                          =========               =========

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


(3)     Earnings per Share

Basic earnings per common share is computed using net income applicable to common stock and the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. The weighted average number of shares for the six and three month periods ended June 30, 1998 have been restated to reflect the Delahaye acquisition (see Note 2). The weighted average number of shares for the six and three month periods ended June 30, 1999 and 1998 are as follows:

Weighted Average Shares Outstanding

                                  For the six months ended June 30,
                                  ---------------------------------
                                     1999                    1998
                                     ----                    ----

         Basic                    5,505,188               5,365,898
                                  =========               =========

         Diluted                  5,970,188               5,919,241
                                  =========               =========


                                  For the three months ended June 30,
                                  -----------------------------------
                                     1999                    1998
                                     ----                    ----

         Basic                    5,520,001               5,388,697
                                  =========               =========

         Diluted                  6,028,998               5,966,828
                                  =========               =========

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


(4)      Comprehensive Income

The components of comprehensive income consist of the following:

                                                       For the six months ended June 30,
                                                       ---------------------------------
                                                           1999                   1998
                                                           ----                   ----

         Net income                                    $1,478,339              $1,528,710

         Other comprehensive income (loss):
            Foreign currency translation
              adjustments                                (210,573)                 18,275
                                                        ---------               ---------

         Comprehensive income                          $1,267,766              $1,546,985
                                                        =========               =========


                                                       For the three months ended June 30,
                                                       -----------------------------------
                                                           1999                   1998
                                                           ----                   ----

         Net income                                      $943,133              $1,006,071

         Other comprehensive income (loss):
            Foreign currency translation
              adjustments                                 (69,741)                 22,717
                                                          -------               ---------

         Comprehensive income                            $873,392              $1,028,788
                                                          =======               =========

Accumulated other comprehensive income at June 30, 1999 and December 31, 1998 consists of foreign currency translation adjustments.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Six months ended June 30, 1999 compared to six months ended June 30, 1998

On March 12, 1999, through a wholly owned subsidiary, the Company acquired 100% of the outstanding shares of The Delahaye Group, Inc. ("Delahaye"). The acquisition, which was accounted for as a pooling of interests, was completed through the issuance of 185,666 shares of Medialink common stock valued at approximately $2,800,000. Accordingly, the following management discussion and analysis includes the combined results of operations, financial position and cash flows as though Delahaye had always been part of Medialink for all periods presented.

In connection with the acquisition, the Company recorded a first quarter charge to operating expenses of approximately $350,000 for direct and other acquisition-related costs pertaining to the transaction.

Revenues decreased by $713,000, or 3%, from $22.43 million in the six months ended June 30, 1998 ("1998") to $21.72 million in the six months ended June 30, 1999 ("1999"), due to decreased sales of distribution and live broadcast services, which decreased by an aggregate of $1.11 million, net of increased sales of productions services which increased by $401,000. There were several unusually large projects that occurred in 1998.

Direct costs decreased by $1.71 million, or 19%, from $8.81 million in 1998 to $7.09 million in 1999. Direct costs as a percentage of revenue decreased from 39% in 1998 to 33% in 1999, mainly as a result of several larger scale projects, which occurred in 1998 with lower gross profit margins.

General and administrative expenses increased by $1.10 million or 10%, from $11.18 million in 1998 to $12.28 million in 1999. Included in the increase was approximately $350,000 for direct and other acquisition-related costs pertaining to the Delahaye transaction. General and administrative expenses as a percentage of revenues were 57% and 50% for 1999 and 1998, respectively. The increase is the result of the decrease in revenues in 1999 from 1998.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $200,000, or 6%, from $3.25 million in 1998 to $3.45 million in 1999. As a percentage of revenue, EBITDA was 16% and 14% in 1999 and 1998, respectively.

Depreciation and amortization expense, which is included in general and administrative expenses, increased by $297,000, or 37%, from $810,000 in 1998 to $1.11 million in 1999. The increase was due primarily to additional amortization expense arising from the Company's various acquisitions.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)


As a result of the foregoing, operating income decreased by $97,000, or 4%, from $2.44 million in 1998 to $2.35 million in 1999. Operating income in 1999 included approximately $350,000 of direct and other acquisition related costs pertaining to the Delahaye transaction. As a percentage of revenue, operating income was 11% in both 1999 and 1998.

Interest and other income, net, decreased by $26,000 from $159,000 in 1998 to $133,000 in 1999 as a result of lower balances in cash and cash equivalents in 1999 as compared to 1998

Income tax expense was calculated using Medialink's effective tax rates of 40% in 1999 and 41% in 1998. The decrease in the rate reflects changes in state and local taxes as a result of differences in income earned in certain jurisdictions offset by the effect of the decrease in the proportion of tax-free investment income on investments to total income before taxes.

Net income decreased by $50,000 or 3%, from $1.53 million in 1998 to $1.48 million in 1999. Diluted earnings per share decreased from $0.26 per share in 1998 to $0.25 per share in 1999.


Three months ended June 30, 1999 compared to three months ended June 30, 1998

Revenues decreased by $670,000, or 5%, from $12.49 million in the three months ended June 30, 1998 (the "1998 Quarter") to $11.82 million in the three months ended June 30, 1999 (the "1999 Quarter"). This net decrease represented decreases in sales of distribution and live broadcast services, which decreased by $1.11 million, net of increases in sales of production and research and analysis services, which increased by $442,000. There were several unusually large projects that occurred in the 1998 Quarter.

Direct costs decreased by $1.00 million, or 20%, from $4.95 million in the 1998 Quarter to $3.95 million in the 1999 Quarter. Direct costs as a percentage of revenue decreased from 40% in the 1998 Quarter to 33% in the 1999 Quarter, mainly as a result of several large projects with low margins that occurred in the 1998 Quarter.

General and administrative expenses increased by $486,000 or 8%, from $5.85 million in the 1998 Quarter to $6.34 million in the 1999 Quarter. General and administrative expenses as a percentage of revenues were 54% and 47% for the 1999 Quarter and the 1998 Quarter, respectively. The increase in the percentage was primarily the result of the decrease in revenues in the 1999 Quarter as compared to the 1998 Quarter.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased less than 1%, from $2.07 million in the 1998 Quarter to $2.06 million in the 1999 Quarter. As a percentage of revenue, EBITDA was 17% in both the 1999 and 1998 Quarters.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)


Depreciation and amortization expense, which is included in general and administrative expenses, increased by $150,000, or 39%, from $384,000 in the 1998 Quarter to $534,000 in the 1999 Quarter. The increase was due primarily to additional amortization expense arising from Medialink's various acquisitions.

As a result of the foregoing, operating income decreased by $152,000, or 9%, from $1.68 million in the 1998 Quarter to $1.53 million in the 1999 Quarter. As a percentage of revenue, operating income was 13% in both the 1999 and 1998 Quarters.

Interest and other income, net, increased by $6,000 from $57,000 in the 1998 Quarter to $63,000 in the 1999 Quarter as a result of the March 1999 pay-off of certain debt balances, acquired in the Delahaye acquisition, net of a reduction in interest income resulting from lower balances in cash and cash equivalents in the 1999 Quarter as compared to the 1998 Quarter.

Income tax expense was calculated using Medialink's effective tax rates of 41% in the 1999 Quarter and 42% in the 1998 Quarter. The decrease in the rate reflects changes in state and local taxes as a result of differences in income earned in certain jurisdictions offset by the effect of the decrease in the proportion of tax-free investment income on investments to total income before taxes.

Net income decreased by $63,000 or 6%, from $1.01 million in the 1998 Quarter to $943,000 in the 1999 Quarter. Diluted earnings per share was $0.16 and $0.17 per share in the 1999 Quarter and the 1998 Quarter, respectively.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES

Medialink has financed its operations primarily through cash generated from operations. Cash flow from operating activities amounted to $78,000 for the six month period ended June 30, 1999 and $1.99 million for the comparable period in 1998. Capital expenditures which are primarily incurred to support the Company's sales and operations were $402,000 in 1999 and $687,000 in 1998. Medialink has no capital expenditure plans other than in the ordinary course of business.

As of June 30, 1999 Medialink had $6.92 million in cash and cash equivalents as compared with $8.59 million as of December 31, 1998. As of June 30, 1999, long-term debt was $369,000.

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

         Hardware: The Company has completed an inventory of all of its IT hardware and is currently assessing the impact of the Year 2000 on it. The Company has initiated the remediation phase of the process and estimates that it is 98% complete. The Company is targeting the completion of the remediation phase to be the middle of the 3rd quarter of 1999. The Company estimates that it is 95% complete in the testing phase and is targeting to be completed in the 3rd quarter of 1999.

         Software: The Company has completed an inventory of all of its IT software applications and is currently assessing the impact of the Year 2000 on it. The Company is currently in the remediation phase and estimates that it is 98% complete. The Company is targeting to complete the remediation phase in the 3rd quarter of 1999. The Company has accelerated the planned upgrading of its financial and accounting software as a result of the Year 2000 issue and has targeted the completion of the installation of a Year 2000 compliant financial and accounting application in the 3rd quarter of 1999. However, the Company also intends to make its current accounting software Year 2000 compliant early in 3rd quarter of 1999. The Company estimates that it has tested approximately 95% of its IT software and is targeting to be completed in the 3rd quarter of 1999. However, the Company anticipates that software vendors will continue to issue Year 2000 software patches during the rest of 1999. The Company will continue to update its software with these patches as appropriate.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)


Excluding normal system upgrades, the Company estimates that total costs for conversion and testing of new or modified IT systems and applications will aggregate approximately $250,000 to $350,000, including approximately $200,000 to $300,000 on the accelerated purchase of a financial and accounting software application, through fiscal 2000. Costs related to the acquisition of new hardware and software are expected to be capitalized and amortized consistent with the Company's accounting policies. Consulting and other costs will be expensed as incurred.


Non-IT Systems and Applications

The Company has completed an inventory of all of its non-IT systems and applications. The Company has completed the remediation and testing. The Company does not anticipate that the costs to rectify any Year 2000 issues as they relate to non-IT systems and applications to have a material impact on the Company's operations or financial condition.


Third Party Relationships

The Company has requested certification letters from all of its key vendors, including facilities providers and financial institutions. The Company is currently reviewing its responses and preparing follow-up requests where either no or inadequate responses were received. In certain instances, the Company has relied upon public disclosure of Year 2000 compliance by certain of its key vendors and clients/customers. The Company has also developed a list of mission critical vendors and is in the process of performing face-to-face meetings with the appropriate individuals at these vendors to discuss their readiness regarding Year 2000. The Company is targeting the completion of its contingency plans with respect to its principal third party suppliers by the end of 3rd quarter of 1999.

Additionally, the Company has generated a list of key clients/customers. Since the Company's client base includes public and private enterprises, public relations agencies, governments and not-for-profits the Company has not been able to nor is it certain that it will be able to satisfactorily establish the Year 2000 compliance of all of its customers. Also, the Company has surveyed key broadcast media, to whom the Company distributes video and audio material, on their Year 2000 compliance. The survey concluded that the majority of broadcasters are implementing a Year 2000 program. However, the Company cannot guarantee that these plans will be completed or successfully implemented on a timely basis. Costs to the Company in this area, excluding costs due to unanticipated third party Year 2000 problems, will principally consist of internal staff costs, which are not expected to be material.

On March 12, 1999 the Company merged with Delahaye. As of the date of this report, the Company has completed an inventory of Delahaye's hardware and software and is currently assessing the impact of the Year 2000 on them. The Company estimates that it will have completed remediation and testing of Delahaye's hardware and software by the end of the 3rd quarter of 1999. Excluding normal system upgrades, the Company estimates that the total costs for conversion and testing of

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)


new or modified IT systems and applications will aggregate less than $50,000. Costs related to the acquisition of new hardware and software are expected to be capitalized and amortized consistent with the Company's accounting policies. Consulting and other costs will be expensed as incurred.

Not including the purchase of a financial and accounting software application, the Company estimates that total program costs for implementing its Year 2000 program will be $75,000 to $125,000, of which approximately $40,000 has been incurred to date. These costs include costs related to the matters above, as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the Company for the Year 2000. The costs do not include internal staff costs incurred or to be incurred in connection with the implementation of the program. Costs related to the acquisition of new hardware and software are expected to be capitalized and amortized consistent with the Company's accounting policies. Consulting and other costs will be expensed as incurred. All Year 2000 costs will be paid in cash and generated from the Company's operations. The above-stated amounts have been budgeted for the appropriate fiscal years. Based on the current progress of the Company's Year 2000 program, the Company is targeting the substantial completion of its Year 2000 program to be the end of the 3rd quarter of 1999. The cost of the Company's Year 2000 program and the dates provided herein are based on management's best estimates, which were derived utilizing numerous assumptions of future events, many of which are beyond the Company's control.

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

         Through June 30, 1999, the registrant incurred expenses in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions of approximately $1,260,000; finders fees of $0; expenses paid to or for underwriters of $0; other expenses of approximately $1,160,000; and total expenses of approximately $2,420,000. These were direct or indirect payments to others. There were expenses of approximately $189,000 for underwriting discounts and commissions in connection with the sale of shares by selling stockholders, $0 for finders fees, $0 for expenses paid to or for underwriters and total expenses of approximately $189,000. These payments were direct or indirect payments to others.

         The net offering proceeds to the registrant, after deducting the total expenses described above, were $15,580,000. From January 29, 1997 to June 30, 1999, $9,401,375 of net offering proceeds were used for the acquisition of other businesses and $784,703 was used to pay down various debt balances acquired in the Delahaye acquisition. At June 30, 1999 the remaining proceeds were invested in temporary investments; $4,450,000 in tax free municipals and $943,922 in tax free money market accounts and interest bearing bank accounts. No proceeds were used for the construction of plant, building and facilities, the purchase and installation of machinery and equipment, the purchase of real estate,or working capital.

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



Dated: August 13, 1999