Form 10-Q
period 1999-09-30
MEDIALINK WORLDWIDE INC
filed 1999-11-15
CIK 812890

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                         Commission File Number 0-21989

                        Medialink Worldwide Incorporated
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    52-1481284
    ----------------------------                     ---------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on November 11, 1999:

                  Common Stock - 5,578,741

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

ITEM 1.           Financial Statements                                                                3

                  Condensed Consolidated Balance Sheets as of September 30,
                  1999 (unaudited) and December 31, 1998                                              3

                  Unaudited Condensed Consolidated Statements of Operations
                  for the nine months ended September 30, 1999 and 1998                               4

                  Unaudited Condensed Consolidated Statements of Operations
                  for the three months ended September 30, 1999 and 1998                              5

                  Unaudited Condensed Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 1999 and 1998                               6


                  Notes to Unaudited Condensed Consolidated Financial Statements                   7 - 10

ITEM 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                        11 - 17

PART II. OTHER INFORMATION

ITEM 1.           Legal Proceedings                                                                  18

ITEM 2.           Changes in Securities and Use of Proceeds                                          18

ITEM 3.           Defaults Upon Senior Securities                                                    18

ITEM 4.           Submission of Matters to a Vote of Security Holders                                18

ITEM 5.           Other Information                                                                  19

ITEM 6.           Exhibits and Reports on Form 8-K                                                   19

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 As of September 30, 1999 and December 31, 1998

                                                                                     September 30,       December 31,
                                                                                         1999               1998
                                                                                         ----               ----
                                                                                     (Unaudited)

                                                   ASSETS
Current Assets:
   Cash and cash equivalents                                                         $  2,536,466        $  8,593,392
   Accounts receivable, net                                                            11,507,146          10,188,675
   Prepaid expenses and other current assets                                            1,031,343           1,248,917
   Deferred tax assets                                                                    286,000             286,000
                                                                                     ------------        ------------
       Total current assets                                                            15,360,955          20,316,984
                                                                                     ------------        ------------

Property and equipment, net                                                             2,793,112           2,621,293

Goodwill, customer list and other intangibles, net                                     11,523,069           9,543,871
Investment in joint venture                                                             2,153,438                 -
Deferred tax assets                                                                       652,000             463,000
Other assets                                                                            1,017,060             547,650
                                                                                     ------------        ------------
       Total assets                                                                  $ 33,499,634        $ 33,492,798
                                                                                     ============        ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                                 $    125,705        $    213,831
   Line of credit - bank                                                                      -               200,000
   Accounts payable                                                                     2,189,359           1,928,222
   Accrued expenses and other current liabilities                                       1,390,426           2,629,376
   Income taxes payable                                                                   752,407           1,403,003
                                                                                     ------------        ------------
       Total current liabilities                                                        4,457,897           6,374,432
Long-term debt, net of current portion                                                    214,350             689,633
Note payable - stockholder                                                                    -                88,664
                                                                                     ------------        ------------
       Total liabilities                                                                4,672,247           7,152,729
                                                                                     ------------        ------------
Stockholders' Equity:
   Common stock. Authorized 15,000,000 shares; issued and outstanding
     5,556,361 and 5,482,077 shares in 1999 and 1998, respectively                         55,564              54,821
   Additional paid-in capital                                                          22,916,400          21,860,924
   Retained earnings                                                                    6,043,677           4,523,873
   Accumulated other comprehensive income                                                (188,254)            (99,549)
                                                                                     ------------        ------------
Total stockholders' equity                                                             28,827,387          26,340,069
                                                                                     ------------        ------------
       Total liabilities and stockholders' equity                                    $ 33,499,634        $ 33,492,798
                                                                                     ============        ============


            See notes to condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 1999 and 1998


                                                   1999             1998
                                                   ----             ----
                                                (Unaudited)     (Unaudited)

Revenues                                       $ 32,228,652    $ 32,793,087

Direct costs                                     10,934,011      12,474,323
                                               ------------    ------------

     Gross Profit                                21,294,641      20,318,764

General and administrative expenses              18,932,176      16,761,487
                                               ------------    ------------

     Operating income                             2,362,465       3,557,277

Interest and other income, net                      187,339         175,222
                                               ------------    ------------

     Income before income taxes                   2,549,804       3,732,499

Provision for income taxes                        1,030,000       1,590,000
                                               ------------    ------------

     Net income                                $  1,519,804    $  2,142,499
                                               ============    ============

Basic earnings per share                       $       0.28    $       0.40
                                               ============    ============

Diluted earnings per share                     $       0.25    $       0.36
                                               ============    ============



            See notes to condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 1999 and 1998


                                                   1999             1998
                                                   ----             ----
                                                (Unaudited)     (Unaudited)

Revenues                                       $ 10,511,465    $ 10,363,466

Direct costs                                      3,839,736       3,667,837
                                               ------------    ------------

     Gross Profit                                 6,671,729       6,695,629

General and administrative expenses               6,654,810       5,581,095
                                               ------------    ------------

     Operating income                                16,919       1,114,534

Interest and other income, net                       54,547          16,055
                                               ------------    ------------

     Income before income taxes                      71,466       1,130,589

Provision for income taxes                           30,000         517,000
                                               ------------    ------------

     Net income                                $     41,466    $    613,589
                                               ============    ============

Basic earnings per share                       $       0.01    $       0.11
                                               ============    ============

Diluted earnings per share                     $       0.01    $       0.10
                                               ============    ============



            See notes to condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1999 and 1998


                                                                                    1999               1998
                                                                                    ----               ----
                                                                                (Unaudited)         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                $  1,519,804        $  2,142,499
                                                                               ------------        ------------
     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation and amortization                                                1,705,604           1,352,798
     Deferred income taxes                                                         (189,000)           (192,000)
     (Increase) decrease in accounts receivable                                  (1,269,855)            796,221
     Increase in other assets                                                      (469,410)            (17,224)
     Decrease (increase) in prepaid expenses and other current assets               233,572            (313,490)
     Decrease in accounts payable and accrued expenses                             (704,861)         (1,426,493)
     (Decrease) increase in income taxes payable                                   (650,596)            125,326
                                                                               ------------        ------------
          Total adjustments                                                      (1,344,546)            325,138
                                                                               ------------        ------------
          Net cash provided by operating activities                                 175,258           2,467,637
                                                                               ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash used in acquisitions                                                   (2,955,009)         (4,164,972)
     Investment in joint venture                                                 (2,235,869)                -
     Additions to property and equipment                                           (610,589)           (952,472)
                                                                               ------------        ------------
          Net cash used in investing activities                                  (5,801,467)         (5,117,444)
                                                                               ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                        421,356             213,431
     Payments on long-term debt                                                    (563,409)           (218,535)
     Payments on note payable - stockholder                                         (88,664)            (16,701)
     (Payments) borrowings on line of credit - bank                                (200,000)             98,493
                                                                               ------------        ------------
          Net cash (used in) provided by financing activities                      (430,717)             76,688
                                                                               ------------        ------------
          Net decrease in cash and cash equivalents                              (6,056,926)         (2,573,119)
Cash and cash equivalents at the beginning of period                              8,593,392          11,581,323
                                                                               ------------        ------------
Cash and cash equivalents at end of period                                     $  2,536,466        $  9,008,204
                                                                               ============        ============

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the nine and three month periods ended September 30, 1999 and 1998. The results for the nine and three month periods ended September 30, 1999 are not necessarily indicative of the results expected for the full fiscal year.


(2)      Recent Acquisitions and Investment in Joint Venture

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

The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying consolidated financial statements are summarized as follows:

                                               For the nine months                   For the three months
                                            Ended September 30, 1998               Ended September 30, 1998
                                            ------------------------               ------------------------
                                                   (Unaudited)                            (Unaudited)
         Net sales:
           Medialink                                $29,740,000                           $ 9,374,000
           Delahaye                                   3,053,000                               989,000
                                                    -----------                           ------------
         Combined                                   $32,793,000                           $10,363,000
                                                    ===========                           ===========


         Net income (loss):
           Medialink                                 $2,384,000                             $ 739,000
           Delahaye                                    (242,000)                             (125,000)
                                                     ----------                             ---------
         Combined                                    $2,142,000                             $ 614,000
                                                     ==========                             =========


On August 1, 1999 the Company entered into a joint venture with Business Wire to form Business Wire/Medialink, LLC, doing business as Newstream.com. Each member made an initial capital contribution of $2,000,000, plus acquisition costs. The Company accounts for its interest in Newstream.com under the equity method.

(3)     Earnings per Share

Basic earnings per common share is computed using net income applicable to common stock and the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. The weighted average number of shares for the nine and three month periods ended September 30, 1998 have been restated to reflect the Delahaye acquisition (see Note 2). The weighted average number of shares for the nine and three month periods ended September 30, 1999 and 1998 are as follows:


Weighted Average Shares Outstanding
-----------------------------------

                                         For the nine months ended September 30,
                                         ---------------------------------------
                                              1999                    1998
                                              ----                    ----

         Basic                               5,519,695               5,382,607
                                             =========               =========

         Diluted                             5,986,645               5,944,854
                                             =========               =========


                                        For the three months ended September 30,
                                        ----------------------------------------
                                              1999                    1998
                                              ----                    ----

         Basic                               5,548,710               5,450,321
                                             =========               =========

         Diluted                             6,019,529               6,001,369
                                             =========               =========

(4)      Comprehensive Income

The components of comprehensive income consist of the following:

                                                          For the nine months ended September 30,
                                                          ---------------------------------------
                                                               1999                    1998
                                                               ----                    ----

         Net income                                          $1,519,804              $2,142,499

         Other comprehensive income (loss):
            Foreign currency translation
              adjustments                                       (88,705)                (18,525)
                                                             ----------              ----------

         Comprehensive income                                $1,431,099              $2,123,974
                                                             ==========              ==========


                                                         For the three months ended September 30,
                                                         ----------------------------------------
                                                               1999                    1998
                                                               ----                    ----

         Net income                                            $ 41,466                $613,589

         Other comprehensive income (loss):
            Foreign currency translation
              adjustments                                       121,868                 (36,799)
                                                               --------                --------

         Comprehensive income                                  $163,334                $576,790
                                                                =======                ========

Accumulated other comprehensive income at September 30, 1999 and December 31, 1998 consists of foreign currency translation adjustments.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

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

Revenues decreased by $564,000, or 2%, from $32.79 million in the nine months ended September 30, 1998 ("1998") to $32.23 million in the nine months ended September 30, 1999 ("1999"), due to decreased sales of distribution and live broadcast services, which decreased by an aggregate of $1.81 million, net of increased sales of production and research services which increased by $1.25 million. In 1998 live event revenues included a number of non-recurring large projects.

Direct costs decreased by $1.54 million, or 12%, from $12.47 million in 1998 to $10.93 million in 1999. Direct costs as a percentage of revenue decreased from 38% in 1998 to 34% in 1999, mainly as a result of several larger scale projects, which occurred in 1998 with lower gross profit margins.

General and administrative expenses increased by $2.17 million or 13%, from $16.76 million in 1998 to $18.93 million in 1999. Included in this increase was an increase in salaries and salary-related costs of $1.10 million and approximately $350,000 for direct and other acquisition-related costs pertaining to the Delahaye transaction. During the 3rd Quarter of 1999 the Company also incurred approximately $250,000 in certain start-up costs in conjunction with its newly formed joint venture, Newstream.com. General and administrative expenses as a percentage of revenues were 59% and 51% for 1999 and 1998, respectively. This increase reflects Medialink's expanded investments in Newstream.com, TeleTrax(TM) and other new services and technologies.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased by $720,000, or 15%, from $4.79 million in 1998 to $4.07 million in 1999. As a percentage of revenue, EBITDA was 13% and 15% in 1999 and 1998, respectively.

Depreciation and amortization expense, which is included in general and administrative expenses, increased by $470,000, or 38%, from $1.24 in 1998 to $1.71 million in 1999. The increase was due primarily to additional amortization expense arising from the Company's various acquisitions.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


As a result of the foregoing, operating income decreased by $1.19 million, or 34%, from $3.56 million in 1998 to $2.36 million in 1999. Operating income in 1999 included approximately $350,000 of direct and other acquisition related costs pertaining to the Delahaye transaction. As a percentage of revenue, operating income was 7% and 11% in both 1999 and 1998.

Interest and other income, net, increased by $12,000 from $175,000 in 1998 to $187,000 in 1999.

Income tax expense was calculated using Medialink's effective tax rates of 40% in 1999 and 43% in 1998. The decrease in the rate reflects changes in state and local taxes as a result of differences in income earned in certain jurisdictions offset by the effect of the decrease in the proportion of tax-free investment income on investments to total income before taxes.

Net income decreased by $622,000 or 29%, from $2.14 million in 1998 to $1.52 million in 1999. Diluted earnings per share decreased from $0.36 per share in 1998 to $0.25 per share in 1999.


Three months ended September 30, 1999 compared to three months ended September 30, 1998

Revenues increased by $148,000, or 1%, from $10.36 million in the three months ended September 30, 1998 (the "1998 Quarter") to $10.51 million in the three months ended September 30, 1999 (the "1999 Quarter"). This net increase represented increases in sales of production and research analysis services, which increased by $846,000, net of decreases in sales of distribution and live broadcast services, which decreased by $699,000.

Direct costs increased by $172,000, or 5%, from $3.67 million in the 1998 Quarter to $3.84 million in the 1999 Quarter. Direct costs as a percentage of revenue increased from 35% in the 1998 Quarter to 37% in the 1999 Quarter, mainly as a result of several large webcasting production projects with lower than normal margins that occurred in the 1999 Quarter.

General and administrative expenses increased by $1.07 million or 19%, from $5.58 million in the 1998 Quarter to $6.65 million in the 1999 Quarter. Included in this increase was an increase in salaries and salary-related costs of $524,000. During the 1999 Quarter the Company incurred approximately $250,000 in certain start-up costs in conjunction with its newly formed joint venture, Newstream.com. General and administrative expenses as a percentage of revenues were 63% and 54% for the 1999 Quarter and the 1998 Quarter, respectively. This increase reflects Medialink's expanded investments in Newstream.com, TeleTrax(Trademark) and other new services and technologies.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased 60%, from $1.54 million in the 1998 Quarter to $617,000 in the 1999 Quarter. As a percentage of revenue, EBITDA was 6% and 15% in both the 1999 and 1998 Quarters.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Depreciation and amortization expense, which is included in general and administrative expenses, increased by $173,000, or 41%, from $426,000 in the 1998 Quarter to $599,000 in the 1999 Quarter. The increase was due primarily to additional amortization expense arising from Medialink's various acquisitions.

As a result of the foregoing, operating income decreased by $1.10 million, or 98%, from $1.11 million in the 1998 Quarter to $17,000 in the 1999 Quarter.

Interest and other income, net, increased by $38,000 from $16,000 in the 1998 Quarter to $55,000 in the 1999 Quarter as a result of the March 1999 pay-off of certain debt balances, acquired in the Delahaye acquisition, net of a reduction in interest income resulting from lower balances in cash and cash equivalents in the 1999 Quarter as compared to the 1998 Quarter.

Income tax expense was calculated using Medialink's effective tax rates of 42% in the 1999 Quarter and 46% in the 1998 Quarter. The decrease in the rate reflects changes in state and local taxes as a result of differences in income earned in certain jurisdictions offset by the effect of the decrease in the proportion of tax-free investment income on investments to total income before taxes.

Net income decreased by $572,000 from $614,000 in the 1998 Quarter to $42,000 in the 1999 Quarter. Diluted earnings per share was $0.01 and $0.10 per share in the 1999 Quarter and the 1998 Quarter, respectively.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES

Medialink has financed its operations primarily through cash generated from operations. Cash flow from operating activities amounted to $175,000 for the nine month period ended September 30, 1999 and $2.47 million for the comparable period in 1998. Capital expenditures which are primarily incurred to support the Company's sales and operations were $611,000 in 1999 and $952,000 in 1998. Medialink has no capital expenditure plans other than in the ordinary course of business. Cash flows related to investment in joint venture and the Company's various acquisitions amounted to $5.19 million and $4.16 million in 1999 and 1998, respectively.

As of September 30, 1999 Medialink had $2.54 million in cash and cash equivalents as compared to $8.59 million as of December 31, 1998. As of September 30, 1999, long-term debt was $340,000.

During the 1999 Quarter the Company entered into a three year line of credit facility with a financial institution allowing the Company to borrow up to $10 million.

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

         Hardware: The Company has completed an inventory of all of its IT hardware and has assessed the impact of the Year 2000 on it. The Company completed the remediation phase of the process during the 3rd quarter of 1999. The Company also substantially completed the testing phase during the 3rd quarter of 1999.

         Software: The Company has completed an inventory of all of its IT software applications and has assessed the impact of the Year 2000 on it. The Company completed the remediation phase during the 3rd quarter of 1999. The Company has accelerated the planned upgrading of its financial and accounting software as a result of the Year 2000 issue and has targeted the completion of the installation of a Year 2000 compliant financial and accounting application in the 4th quarter of 1999. However, during the 3rd quarter the Company made its current accounting software Year 2000 compliant. The Company has substantially completed the testing of its IT software. However, the Company anticipates that software vendors will continue to issue Year 2000 software patches during the rest of 1999. The Company will continue to update its software with these patches and test them as appropriate.

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


Third Party Relationships

The Company has requested certification letters from all of its key vendors, including facilities providers and financial institutions. The Company is currently reviewing its responses and preparing follow-up requests where either no or inadequate responses were received. In certain instances, the Company has relied upon public disclosure of Year 2000 compliance by certain of its key vendors and clients/customers. The Company has also developed a list of mission critical vendors and is in the process of performing face-to-face meetings with the appropriate individuals at these vendors to discuss their readiness regarding Year 2000. The Company has substantially completed its contingency plans with respect to its principal third party suppliers during the 3rd quarter of 1999.

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

On March 12, 1999 the Company merged with Delahaye. As of the date of this report, the Company has completed an inventory of Delahaye's hardware and software and is currently assessing the impact of the Year 2000 on them. The Company has substantially completed the remediation and testing of Delahaye's hardware and software. Excluding normal system upgrades, the Company estimates that the total costs for conversion and testing of new or modified IT systems and applications will aggregate less than $50,000. Costs related to the acquisition of new hardware and software are expected to be capitalized and amortized consistent with the Company's accounting policies. Consulting and other costs will be expensed as incurred.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Not including the purchase of a financial and accounting software application, the Company estimates that total program costs for implementing its Year 2000 program will be $75,000 to $125,000, of which approximately $75,000 has been incurred to date. These costs include costs related to the matters above, as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the Company for the Year 2000. The costs do not include internal staff costs incurred or to be incurred in connection with the implementation of the program. Costs related to the acquisition of new hardware and software are expected to be capitalized and amortized consistent with the Company's accounting policies. Consulting and other costs will be expensed as incurred. All Year 2000 costs will be paid in cash and generated from the Company's operations. The above-stated amounts have been budgeted for the appropriate fiscal years. Based on the current progress of the Company's Year 2000 program, the Company's Year 2000 program was substantially completed during the 3rd quarter of 1999. The cost of the Company's Year 2000 program and the dates provided herein are based on management's best estimates, which were derived utilizing numerous assumptions of future events, many of which are beyond the Company's control.

The failure to correct a material Year 2000 problem could result in an interruption in certain normal business activities or operations of the Company. Such interruptions could materially and adversely affect the Company's financial condition, results of operations and cash flows. Based on current plans and assumptions, the Company does not expect that the Year 2000 issue will have a material adverse impact on the Company as a whole. Due to the general uncertainty inherent in the Year 2000 problem, however, there can be no assurance that all Year 2000 problems will be foreseen and corrected, or if foreseen, corrected on a timely basis, or that no material disruption to the Company's business or operations will occur. Further, the Company's expectations are based on the assumption that there will be no general failure of external local, national or international systems (including power, communication, postal or other transportation systems) necessary for the ordinary conduct of business. The Company is currently assessing those scenarios in which unexpected failures would have a material adverse effect on the Company and will attempt to develop contingency plans designed to deal with such scenarios. There can be no assurance, however, that successful contingency plans can, in fact, be developed or implemented.

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

         Through September 30, 1999, the registrant incurred expenses in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions of approximately $1,260,000; finders fees of $0; expenses paid to or for underwriters of $0; other expenses of approximately $1,160,000; and total expenses of approximately $2,420,000. These were direct or indirect payments to others. There were expenses of approximately $189,000 for underwriting discounts and commissions in connection with the sale of shares by selling stockholders, $0 for finders fees, $0 for expenses paid to or for underwriters and total expenses of approximately $189,000. These payments were direct or indirect payments to others.

         The net offering proceeds to the registrant, after deducting the total expenses described above, were $15,580,000. From January 29, 1997 to September 30, 1999, $13,912,466 of net offering proceeds were used for the acquisition of other businesses and $784,703 was used to pay down various debt balances acquired in the Delahaye acquisition. At September 30, 1999 the remaining proceeds were invested in temporary investments; $882,831 in tax free municipals. No proceeds were used for the construction of plant, building and facilities, the purchase and installation of machinery and equipment, the purchase of real estate, or working capital.

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

                MEDIALINK WORLDWIDE INCORPORATED




                By: /s/ LAURENCE MOSKOWITZ
                    ----------------------------------------------
                    Laurence Moskowitz,
                    Chairman of the Board, Chief Executive
                    Officer and President


                By: /s/ J. GRAEME MCWHIRTER
                    ----------------------------------------------
                    J. Graeme McWhirter
                    Executive Vice President, Assistant Secretary, Chief Financial Officer and Director



Dated: November 15, 1999