Form 10-K
period 1999-12-31
MEDIALINK WORLDWIDE INC
filed 2000-03-30
CIK 812890

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant amounted to $33,843,639 at the close of business on March 24, 2000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on March 24, 2000: Common Stock - 5,645,619.

                       DOCUMENTS INCORPORATED BY REFERENCE

Applicable portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 8, 2000 are incorporated by reference in Part III of this Form.

                                     PART I

ITEM 1.  BUSINESS.

Medialink Worldwide Incorporated ("Medialink") is a leading producer of corporate video news content on behalf of its 2,200 clients, including Fortune 500 and other corporations, who seek to communicate their news via the Internet and television networks and local stations. Medialink is also a leading producer of live and stored streaming media content on the Internet, having successfully produced more than 500 webcasts. Working in tandem with its clients, the Company provides creative counsel and production services to develop compelling visual events ranging from live coverage of merger announcements to public relations campaigns to new product introductions.

The Company distributes its video via satellite to more than 1,000 television stations worldwide and also produces audio news for its clients which is distributed to more than 2,500 radio stations. In addition to broadcast media services, Medialink also provides press release and photography services for its corporate clients which are distributed to Internet news sites, newspapers and magazines. Medialink also offers electronic tracking of video broadcast on television as well as qualitative analysis of news coverage across all media to help its clients understand how they are perceived in the media and to gauge the effectiveness of their public relations efforts.

In 1999, Medialink created Newstream.com, a joint venture with Business Wire, the nation's leading distributor of corporate press releases. Newstream.com is the first professional Internet portal linking the public relations community with the more than 6,000 Internet news sites. Newstream.com allows clients to send not only their press releases and publicity photos to important news sites such as MSNBC.com, AOL and CNNfn, but also supports transmission of downloadable streaming audio and video as well as graphics, slide shows and other visual assets the news sites require.

The Company's principal services have developed from its core business - satellite distribution of video news releases (VNRs) and the electronic monitoring of their broadcast on television. A VNR is the video equivalent of a conventional written press release and is used for the same purposes, such as to announce a new product or service, explain a technological breakthrough, communicate during a crisis or advocate a position on an issue of public concern. VNRs are produced for easy integration into newscasts and are distributed to the media for their use in complete or edited form.

The Company began offering production - in addition to distribution -- of video news releases in 1994 and has since developed a full range of video, audio, Internet, still photography and print services which it now provides on a global basis. Medialink enables its clients to reach more than 3,200 newsrooms at television and radio networks, local stations, cable channels, direct broadcast satellite systems, as well as on-line services, including over 6,000 online multimedia newsrooms on the Internet and live and archived webcasts for clients. The Company also coordinates live television interviews through satellite media tours (SMTs) and produces live broadcasts of newsworthy events for its clients. Similar to its video services, the Company also offers its clients audio news releases (ANRs) and radio media tours (RMTs). The Company believes that its proprietary database of over 40,000 news contacts, which includes their editorial preferences and technical requirements, increases the Company's efficiency.

The year 1999 was one of both technological convergence and fundamental business evolution. The Company entered the year as the world's largest producer of corporate video and audio for broadcast on traditional media and ended it as a leading producer of corporate video for the Internet. Much of the traditional video business began transforming to Dot-Com platforms in a measurable way. The Company cross-trained its staff of 200 video professionals to work as easily with digital media as with analog, to transmit a live news conference via a streaming media "encoder" as easily as they transmit via satellite to television stations. To underscore the reality of this evolution, the webcasting business not only grew 500 percent over the year before, but also displaced traditional videoconferencing at the same time.

This Internet transformation impacted all the Company's business lines. The Company now delivers audio news reports, photographs and traditional news releases via Web-based platforms. News scripts from television broadcasts are collected via intranets and news coverage is analyzed on Internet news sites for research clients.

The Company also created a completely new business to connect its clients to multimedia Internet news sites. In a joint venture with Business Wire, the two companies constructed Newstream.com in 1999 to be the link from their joint 24,000 clients to the 6,000 Internet news sites.

The Company provides its services to more than 2,200 clients. The Company's clients include corporations such as AT&T, General Motors, IBM, Johnson & Johnson, Dell Computer, Intel, Disney, British Airways, Pfizer Pharmaceuticals, Kraft Foods, Miller Brewing, Sony and Novartis; organizations such as the American Association of Retired Persons and the AFL-CIO; and the world's largest marketing communications firms such as Burson-Marsteller, Hill & Knowlton, Ketchum Communications, Edelman Public Relations Worldwide and Weber Public Relations Worldwide Group. One client, Philip Morris Companies Inc., which includes Philip Morris Incorporated, Kraft Foods, Inc. and Miller Brewing Company, accounted for 16% and 11% of the Company's revenues in 1998 and 1999, respectively. Materials distributed by the Company have aired on ABC, CBS, NBC and their affiliates, as well as national and regional cable news networks such as CNN and CNBC in the United States, and the BBC, CNN International, Sky News, RAI (Italy) and NHK (Japan) internationally. Streaming video versions of these materials have appeared on Internet news sites such as ABCNews.com, CNN.com and Yahoo.com.

As an integral part of its services, the Company monitors media usage of the material it distributes. Television usage is monitored using electronic technology and data provided by several independent services, including Nielsen Media Research and Competitive Media Reporting. In Europe, a new technology licensed from Lucent Technologies enables the Company to "watermark" and track and monitor video transmissions for both editorial and advertising content. Radio usage is monitored using data provided by independent news tracking services, as well as data collected automatically when radio stations call in to the Company's automated digital ANR retrieval system. The Company also monitors usage of its material on the Internet using data provided by Internet tracking services. The Company provides its clients with monitoring reports which include the date and time at which the clients' material was used, the media and markets in which it was used and a report on the size and demographic composition of the audience. The Company believes that this ability to accurately monitor and report usage on a timely basis is critical to its success.

The Company also offers research and analysis services which provide customized studies to measure the results of clients' public relations programs, analyze competitive trends and measure return on investment of their marketing communications efforts.

In June 1997 the Company acquired Corporate Television Group, Inc. ("CTV"), a preeminent business video communications company. CTV, formerly Reuters Corporate Television, a division of Reuters New Media, Inc., now operates as Medialink Corporate Television ("MCTV"), a division of the Company. This dynamic company developed its reputation by providing strategic video communications consulting and production services intended for internal as well as external audiences, particularly in the area of crisis communications. CTV also produced VNRs, SMTs and live satellite broadcasts, often in association with the Company. CTV brought a roster of blue-chip clients such as Philip Morris, General Instruments and Computer Associates.

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

In March 1999 Medialink, through a wholly owned subsidiary, acquired The Delahaye Group, Inc. ("Delahaye"), one of the world's premier providers of public relations and marketing communications research. The acquisition of Delahaye, a pioneer and leader in evaluating corporate reputations, presence, and brand image on the Internet, complemented Medialink's existing public relations research practice, which provides measurement and analysis of corporations' media coverage so they can evaluate how they are perceived by the media and better plan their marketing communications efforts. Delahaye is a global image and reputation measurement firm that measures a complete range of marketing communications and public relations activities. Its research has demonstrated how clients' communications efforts influence the attitudes, habits and behaviors of target audiences. Delahaye also added significantly more international resources to Medialink's research practice. Delahaye created and leads a global consortium of contractual strategic relationships with companies in 13 nations, offering all aspects of corporate communication measurement services. Known as DelNet(TM), this consortium serves clients in 40 nations on five continents. Delahaye merged with Medialink's existing research operation into a new division, Delahaye Medialink Communications Research. Blue-chip clients now served by the combined division are AT&T, General Motors, Epson, and Andersen Consulting, as well as noted public relations firms around the world.

At the close of 1999, the Company rounded out its suite of communications services and expanded its marketplace with the acquisition of U.S. Newswire LLC, the nation's leading electronic distribution system for news of public policy. U.S. Newswire's clients are typically government agencies, lobby groups, political campaigns and national associations seeking to reach news media that cover politics and public affairs. U.S. Newswire clients now have access to video producers, distribution to television and radio stations, and, via Newstream.com, influential Internet news sites.

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


Strategy

The Company's core strategy is to be the leading, worldwide provider of multimedia production and distribution services to corporations and other organizations. The key components of the Company's growth strategy include:

     Developing New Services - Combine in-house expertise with expanded design, consulting, and creative capabilities to deliver a broader range of services and enhance cross-selling opportunities.

     Leverage Existing Client Base - Provide creative streaming media solutions to suit the needs of its large current client base. Expand Geographically - Aggressively expand its US and its international sales force and production capabilities to increase customer base.

     Acquisition, Strategic Alliances and Investments - Selectively seek acquisitions or partnerships in order to enhance capabilities and/or customer reach.

Expand Streaming Media Capabilities and Other Services. In recent years the Company has expanded its services beyond its original video distribution and live broadcasts services. Video production services, introduced in 1994, contributed 30% of revenues for fiscal 1999; and research and analysis and audio production and distribution services, introduced in 1994 and 1996, respectively, contributed 16% and 5% of revenues for fiscal 1999. The Company developed its audio services to satisfy the demand of existing clients and to offer its services to an expanded range of clients. With the PR Data Acquisition in July 1996, the Company expanded its research capabilities and added print news release distribution services. With the acquisition of Corporate Television Group, Inc. in June 1997 the Company added strategic video communications consulting and production services, particularly with regard to crisis communications. Medialink also developed an exclusive Spanish-language radio news release service, Radio Noticias, in 1997, for the distribution of ANRs and RMTs to help its clients reach the rapidly growing Hispanic audience.

The Company introduced digital video and audio distribution services for the Internet in 1997. The Company digitizes both VNRs and ANRs for clients using its premium distribution services and posts them along with the appropriate text that further explains their news on Medialink.com, a multimedia Internet archive service with hyperlinks to the client's homepage. The clips are also available via Medialink's password-protected website designed exclusively for journalists. The Company then produces a synopsis, or advisory, which is distributed to search engines such as Yahoo!, Infoseek and Lycos. These advisories contain hyperlinks that allow Internet users to merely click and watch, hear and read client news.

Internet services expanded greatly over the last two years with the launch of live webcasting services. Powered by a strategic alliance with Yahoo.com, the leading distributor and aggregator of streaming video and audio on the Internet, Medialink provides production, distribution and tracking of live events on the Web. In tandem with traditional satellite videoconferences or as Web-only events, these webcasts link companies to their clients, consumers, shareholders, employees or other crucial audiences live. Medialink also provides creative counseling to help clients design special web pages and to promote their activities effectively. Events ranging from product launches and press conferences to merger announcements and internal seminars have all been produced for Medialink clients ranging from Dell Computer Corporation to Boeing. webcasting services increased 500% in 1999 over 1998.

With the acquisitions of UK-based Eye Catchers Press and the US-based WirePix, Medialink began providing still photography services to its clients. Combining pre-event consultation with expert photojournalism and digital delivery to newsrooms and Internet sites, this service offers clients an efficient way to coordinate their photographic needs with other media-related projects.

Leverage Client Relationships through Cross-Marketing. The Company's client relationships typically begin with a single project, but often develop to a point where a client may use several of the Company's services on multiple occasions. The Company leverages its client relationships by selling its existing clients additional communications services and providing Medialink's broadcast services to new clients obtained through acquisition. Clients now look to Medialink to handle production and distribution of their news in multiple media, often on an international basis, and retain Medialink to monitor their communications efforts. Through Medialink Corporate Television, Medialink can provide "high-end" corporate video intended for use in analyst or client presentations, board meetings and for a host of other non-broadcast applications.

Moreover, Medialink Corporate Television clients now utilize a broad range of Medialink international, radio, analysis and Internet services. Medialink's percentage of business from repeat clients has grown to 78%.

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

Continue to Expand Globally. Since the Company established international operations in London, a substantial portion of the Company's growth has been from international operations. Over the last two years, through internal growth and acquisitions, the average growth rate of the Company's revenues from its international operations was 38%. The Company has expanded and will continue to expand its client base through aggressive marketing, the establishment of additional sales offices in the U.S., the expansion of its international affiliate network, particularly in Asia and the Pacific Rim, and the hiring of additional personnel.

Pursue Acquisitions and Strategic Alliances. The Company operates within a fragmented industry that includes competitors that do not have the resources to take advantage of emerging technologies or to offer a full range of integrated communications support services. At the same time, the Company believes that its clients are increasingly demanding a full array of integrated services on a worldwide basis. The Company believes that these trends will encourage consolidation within the industry and create opportunities for acquisitions and strategic alliances. The Company works with a number of companies with whom it has strategic relationships such as Yahoo! Broadcast Services, which it uses for video streaming for the Internet, The Associated Press, ABC Radio and more recently CBS Newsfeed and Fox NewsEdge.


Industry Background

The Company serves a global marketplace. Based on a combination of surveys taken by the Company and published reports, the Company estimates that it competes in a market which was approximately $1.2 billion in 1999, considering only the United States and the United Kingdom. The Company believes that the following trends have created growing opportunities for its services in domestic and international markets:

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

Growing Number of Media Outlets. As the number of traditional media outlets (broadcast, cable television and radio) has increased and as new media outlets (on-line and Internet) develop, there has also been a proliferation of all-news networks such as MSNBC and CNN. As a result, while the potential for television coverage of newsworthy material is growing, organizations and their marketing communications firms are looking for cost-effective and efficient ways of reaching all of these media outlets. The Internet, in addition, has probably been the fastest growing media outlet in history and is rapidly eclipsing cable news outlets. As an example, five times as many viewers watch MSNBC's website than view their cable news programming. In addition, 95 percent of business executives and workers have access to the Web; 75 percent watch video on their PC screens at work; 66% list news as their most desirable topic.

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

Extensive Operating History with Media Outlets. The Company has completed more than 18,000 projects over the course of its twelve years of operations and, as a result, has developed strong relationships with both television and radio newsrooms worldwide. As evidenced by the frequent usage of its news releases by media outlets, the Company believes that it has developed a reputation as a reliable producer of newsworthy, broadcast-quality VNRs and ANRs. In addition, the Company has created a proprietary database of information about more than 720 television stations, more than 2,300 radio stations in the U.S. and over 200 other media outlets worldwide. This database contains historical usage patterns of the stations, information preferences demonstrated by the stations' news directors and editors and incorporates underlying demographic data describing the audiences reached by each station.

Key Industry Relationships. The Company has established strategic relationships with prominent news distribution and support services companies. For the past eleven years, the Company has benefited from an arrangement with the Associated Press ( the "AP") for the use of its dedicated links to newsroom computers at 700 television and more than 200 radio stations in the U.S., to notify stations of upcoming video and audio satellite transmissions. This system is the largest advisory service for satellite-delivered news and is relied upon by television and radio stations across the U.S. The Company also uses the AP for audio transmissions by satellite. In addition, through an agreement with ABC Radio Networks, the Company's audio services reach more than 2,300 radio newsrooms in the U.S. via the ABC satellite facilities. In March 2000 the Company signed an exclusive agreement with ABC Data to transmit the text advisories of Medialink radio projects into more than 2,000 radio newsrooms via ABC Data. The Company also has an exclusive agreement with ABC Radio International that makes Medialink the only company able to provide interview material produced for PR clients to radio networks and stations in 200 countries via the network. The recorded material from Medialink produced RMTs are distributed for free with unrestricted use by affiliated stations worldwide. Medialink primarily monitors domestic television station usage of VNRs, SMTs and live broadcast events under an agreement with Nielsen Media Research and also uses Competitive Media Reporting's monitoring services.

More than 100 million personal computers are now video enabled. As more people, both at the office and at home, turn to the Internet for news, Medialink forged an important distribution alliance with the leading aggregator and distributor of streaming video and audio on the Web: Yahoo Broadcast Services (formerly, broadcast.com). This alliance provides Medialink's heralded production expertise when public relations webcasts are initiated through Yahoo Broadcast Services. At the same time, the alliance brings the vast distribution (nearly one million online video viewers per day) capabilities of Yahoo Broadcast Services to bear when Medialink initiates a webcast production.

Prominent Client Base. The Company has provided its services to more than 2,200 clients worldwide. The Company has developed client relationships with such companies as AT&T, Columbia Pictures, Dell Computer, Federal Express, Pfizer Pharmaceuticals, Kraft Foods, Miller Brewing, Hasbro, Intel, MCI and Toyota. The Company also works with the world's largest public relations firms, not-for-profit organizations and government entities. The clients for the Company's research and analysis services include corporations such as GTE, General Motors, Kraft Foods, AT&T, Miller Brewing and Andersen Consulting. Assignments from existing clients represented a significant portion of the Company's revenues for fiscal 1998 and fiscal 1999, accounting for 76% and 78%, respectively. The Company believes that the prominence of its client base enhances its reputation among news professionals and helps it attract new clients.

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

Medialink Services

The Company offers its clients a wide array of services which may be purchased individually or in a customized package.

    Video Services             Audio Services              Internet            Research/Analysis
    --------------             --------------              --------            -----------------

o   Video News Release        o   Radio Media Tours    o   Cyber Media        o   Competitive
    Distribution and                                       Tours                  Analysis
    Monitoring: Domestic
            International     o   Audio News           o   Webcasting         o   News Coverage
                                  Release                                         Analysis
                                  Distribution and
                                  Monitoring:
o   Electronic Press Kits                   Domestic   o   Web Releases       o   Campaign
                                       International                              Effectiveness


o   Live Broadcasts:          o    Audio Conferences   o   Newstream          o   Performance
       Satellite Media Tours                                                      Benchmarking
    Special Event Broadcasts                           o   WirePix
           Video Conferences                               Distribution

      o   Video News Release                                                  o   Syndicated
        Production: Domestic                           And Other Services         Research Studies
               International                           ------------------

          o   Public Service                           o   Still              o   Media Audits
               Announcements                               Photography &
        o   Corporate Videos                               Digital
                                                           Distribution

                                                       o   Press Release      o   Strategic
                                                           Distribution           Communications
                                                                                  Consulting and
                                                                                  Crisis


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


Internet Services

According to a Pew Center report, issued in January 1999, the Internet now serves as a primary source of news for 25% of all American adults. That figure is growing rapidly. According to the sixth annual Middleburg/Ross study, 93% of newspapers and magazines have online news sites; 73% of all journalists search online; 52% of all journalists use the Internet to find graphics and images - almost double from the same period last year; and 21% of newspapers and 25% of magazines allow their online sites to scoop their print editions. Medialink provides its clients with services aimed at capturing that growing audience. CNN.com draws 2.7 million unique visitors daily; CNN cable draws 450,000 viewers in the 5:00PM time slot, 545,000 viewers in the 11:00PM time slot. Eight out of the top ten websites are video enabled. Nearly all major news online business units are building video studios with streaming capabilities.

Video/Audio on NewStream. Clients who engage Medialink for production or distribution of a VNR or ANR can extend the reach of their news by posting the project on NewStream.com, Medialink's video and audio news website. Medialink digitizes the video and audio, creates a dedicated page for each individual project, and hyperlinks it to and from the client's website. The project is also promoted to search engines and Internet news sites to further maximize exposure. At the end of 1999, more than 7,000 online multimedia journalists had registered for Newstream.com, representing over 6,000 online news sites.

Webcasting. Video and audio of a live event such as a press conference or corporate announcement are digitized and streamed onto the Internet by Medialink. Selected audiences, employees, investors and journalists, for example, are notified of the event in advance and can view the webcast live from their desktops. The initial webcast of Newstream.com, as an example, attracted more than 5,000 viewers and 140 people asked questions.

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


Sales and Marketing

As of December 31, 1999 the Company employed a team of 62 sales, marketing and sales support personnel in nine U.S. offices and two offices in London. Services are also marketed internationally by the Company's 18 affiliates located in Europe, Asia, the Pacific Rim, South Africa and Latin America. Each salesperson receives a base salary and is compensated through a commission structure that is based on sales volume and profitability. Each salesperson participates in ongoing training programs in sales techniques and communications technology. The sales force concentrates on cultivating long-term relationships with clients. Certain sales personnel specialize in particular industries, such as the pharmaceutical or entertainment industries, developing an in-depth knowledge of the industry. The support personnel screens prospects so that the sales personnel can focus their efforts on presenting the Company's services in an appropriate manner. Sales personnel are trained to represent all of the Company's service offerings and are encouraged to create opportunities to sell multiple services.

The Company's marketing programs are designed to position the Company as a leading provider of integrated video, audio and research services. Company-sponsored workshops, typically attended by 60 clients and potential clients, are central to the Company's marketing efforts. At these workshops, outside authorities and Company personnel make presentations concerning current developments in the news and public relations industries. In addition, the Company is able to discuss its services and demonstrate how these services can serve the needs of workshop attendees. The workshops are held around the world and cover such subjects as combining radio and television techniques; international opportunities; and obtaining news exposure for health and medical projects. Management believes that these workshops are an efficient way to strengthen the bonds between its sales force and its clients, and that this has contributed to the consistently high average revenues per salesperson/sales assistant of $823,000 in 1998 and $820,000 in 1999. The Company also uses its brochures, videotapes, advertisements in trade publications and its websites as marketing tools.


Competition

The markets for the Company's services are highly competitive. The principal competitive factors affecting the Company are its effectiveness, reliability, price, technological sophistication and timeliness. Numerous specialty companies compete with the Company in each of its business lines although no single company competes across all service lines. Many of the Company's competitors or potential competitors have longer operating histories, longer client relationships and significantly greater financial, management, technological, sales, marketing and other resources than the Company. In addition some clients could internally perform all or certain of the services provided by the Company rather than outsourcing such services.

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


Employees

As of December 31, 1999, the Company had approximately 270 employees including 152 in client services, 62 in sales and marketing and 56 in administration. Included in administration were executives and employees in new services development aggregating 8. None of the Company's employees is represented by a labor union. Management believes that its employee relations are good. The Company also engages on a part-time, project-by-project basis, independent production crews at various locations worldwide. These crews have the skills, training and experience which the Company requires for its production services.

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


ITEM 2.  PROPERTIES.

The Company's New York City headquarters consist of approximately 17,800 square feet of leased space and the Company's international office located in London, England, consists of approximately 8,000 square feet of leased space. The Company also maintains leased offices in New York, New York; Washington, D.C.; Los Angeles and San Francisco, California; Chicago, Illinois; Norwalk, Connecticut; Dallas, Texas; Atlanta, Georgia and Portsmouth, New

Hampshire. The Company believes that its facilities are adequate to meet its current requirements.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

The Company's common stock is traded on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol MDLK. The following table sets forth the high and low closing sales prices per share of the Company's common stock on the NASDAQ National Market System for the periods indicated:

                  Quarter Ended                     Low              High
                  -------------                     ---              ----

         Quarter ended March 31, 1998             11-3/4              21
         Quarter ended June 30, 1998              17-5/8            27-3/4
         Quarter ended September 30, 1998         14-5/8            23-7/8
         Quarter ended December 31, 1998          13-5/8            22-1/2

         Quarter ended March 31, 1999               10                17
         Quarter ended June 30, 1999                14              19-1/2
         Quarter ended September 30, 1999         10-1/4            21-7/8
         Quarter ended December 31, 1999           4-7/8            10-5/8

As of December 31, 1999, there were approximately 2,565 holders of record of the Company's common stock.

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

Certain acquisitions occurring in 1999, 1998 and 1997 have been accounted for under purchase accounting and accordingly, are only reflected herein for dates and periods on and after the respective dates of acquisition. Additionally, all of the balances have been restated to reflect the merger with The Delahaye Group, Inc. which was accounted for as a pooling. See Note 3 of the Company's Consolidated Financial Statements.


                                                For the Years Ended December 31,
                                       1999       1998       1997       1996       1995
                                       ----       ----       ----       ----       ----
                                               (In thousands, except per share data)

Operating Data:

Revenues                              $44,614    $43,511    $30,779    $18,911    $12,992

Gross profit                           29,277     27,584     19,636     11,946      7,795

Selling general and administrative
  expense                              26,158     23,375     16,161     10,331      7,163

Earnings before interest, taxes,
  depreciation and amortization         5,483      6,112      4,535      2,016        866

Operating income                        3,119      4,209      3,475      1,615        632

Income before provision for
   income taxes                         3,339      4,548      3,865      1,552        594

Net income                              1,992      2,335      2,475        904        262

Diluted earnings per share            $  0.34    $  0.39    $  0.44    $  0.25    $  0.07


Balance Sheet Data:

Working capital                       $11,117    $13,943    $14,490    $ 1,161    $ 1,823

Assets                                 36,982     33,293     30,377      9,419      5,529

Long-term debt, net                       233        779        687        748        292

Stockholders' equity                  $29,887    $26,340    $22,506    $ 3,660    $ 2,647


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

On March 12, 1999, through a wholly owned subsidiary, the Company acquired 100% of the outstanding shares of The Delahaye Group, Inc. ("Delahaye"). The acquisition, which was accounted for as a pooling of interests, was completed through the issuance of 185,666 shares of Medialink common stock valued at approximately $2,800,000. Accordingly, the following management's discussion and analysis includes the combined results of operations, financial position and cash flows as though Delahaye was part of Medialink for all periods presented.

In connection with the acquisition, the Company recorded a charge to operating expenses in the first quarter of 1999 of approximately $350,000 for direct and other acquisition-related costs pertaining to the transaction. Also, net income for the year ended December 31, 1998 included a non-recurring non-cash charge on the financial statements of Delahaye of approximately $450,000 ($266,000, net of applicable income taxes) which represented a compensation charge related to certain employee stock options issued by Delahaye.

Fiscal Year 1999 as Compared to Fiscal Year 1998

Revenues increased by $1.10 million, or 3%, from $43.51 million in fiscal year ended 1998 ("1998") to $44.61 million in fiscal year ended December 31, 1999 ("1999"). Revenues from distribution services increased by $410,000, from production services $1.75M and from Research $490,000. Revenues from live broadcast services decreased by $1.54M, primarily as a result of the shift from broadcast quality video conferences to lower-priced webcasts. Medialink believes that this shift to webcasting will continue, but that the volume of webcasting projects in the future will offset the significantly lower price per project of webcasting as compared with video conferences.

Direct costs decreased by $590,000, or 4%, from $15.93 million in 1998 to $15.34 million in 1999. Direct costs as a percentage of revenue was 34% and 37%, respectively, in 1999 and 1998. The improvement in gross profit margin in 1999 was primarily as a result of the more favorable service mix. The Company's distribution and research services which have a higher gross margin than its other services contributed 56% of revenue in 1999 as compared with 55.3% in 1998. In addition, gross margins improved on the Company's production services.

Selling, general and administrative expenses, which include the Company's salary and salary-related costs ("Salaries"), increased by $2.78 million or 12%, from $23.38 million in 1998 to $26.16 million in 1999. Selling, general and administrative expenses as a percentage of revenues were 59% and 54% for 1999 and 1998, respectively. The increase was due primarily to an increase in Salaries, which increased by $2.34 million in 1999 and also the Company's accelerated investments in Newstream.com (a service for distributing clients' news to online newsrooms), Teletrax and NewsIQ.

As a result of the above, earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased by $629,000, or 10%, from $6.11 million in 1998 to $5.48 million in 1999. As a percentage of revenue, EBITDA in 1999 was 12% as compared with 14% in 1998.

Depreciation and amortization expense, which is included in selling, general and administrative expenses, increased by $461,000, or 24%, from $1.90 million in 1998 to $2.36 million in 1999. The increase was primarily due to amortization expense of intangible assets arising from the Company's various acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As a result of the foregoing, operating income decreased by $1.09 million, or 26%, from $4.21 million in 1998 to $3.12 million in 1999. As a percentage of revenue, operating income in 1999 was 7% as compared with 10% in 1998.

Interest income, net of interest expense decreased by $118,000 from $338,000 in 1998 to $220,000 in 1999. The decrease was primarily due to the Company maintaining lower average balances in cash and cash equivalents in 1999 as compared to 1998, less the decrease in interest expense resulting from the pay-off of various debt balances in March 1999.

Income tax expense was calculated using Medialink's effective tax rates of 40% in 1999 and 49% in 1998. The decrease in the rate reflects the acquisition of Delahaye which was accounted for as a pooling. Through March 12, 1999, Delahaye was treated as an S-Corporation for tax purposes, and all profits and losses flowed directly to the shareholder. For 1998 Delahaye had a net loss of approximately $990,000 for which the Company received no tax benefit.

Net income decreased by $342,000 or 15%, from $2.33 million in 1998 to $1.99 million in 1999. Diluted earnings per share decreased by $0.05 or 13% from $0.39 per share in 1998 to $0.34 per share in 1999.


Fiscal Year 1998 as Compared to Fiscal Year 1997

Revenues increased by $12.73 million, or 41%, from $30.78 million in fiscal year ended 1997 ("1997") to $43.51 million in 1998, primarily due to increased sales of production services, which increased by $5.51 million, distributions services, which increased by $5.20 million, live broadcast services, which increased by $844,000 and other services, primarily research, which increased by $1.18 million. In addition, included in the increase in production and live broadcast revenue is approximately $7.10 million from the Medialink Corporate Television Division which acquired certain assets of Corporate TV Group, Inc. ("CTV") on June 16, 1997. Medialink believes that the remaining increase in revenue is the result of the Company's growth in its sales and marketing team, its ability to provide clients with a broader array of services and the Company's various acquisitions.

Direct costs grew by $4.78 million, or 43%, from $11.14 million in 1997 to $15.93 million in 1998. Direct costs as a percentage of revenue was 37% and 36%, respectively, in 1998 and 1997.

Selling, general and administrative expenses, which include Salaries, increased by $7.21 million or 45%, from $16.16 million in 1997 to $23.38 million in 1998. Selling, general and administrative expenses as a percentage of revenues were 54% and 53% for 1998 and 1997, respectively. Salaries increased by $3.99 million in 1998, which includes an increase in Salaries of $913,000 relating to a full year from the CTV operations. The balance of the increase in Salaries was due primarily to the growth of Medialink's sales and operations staff in response to increased demand for its services and the Company's various other acquisitions.

EBITDA increased by $1.58 million, or 35%, from $4.54 million in 1997 to $6.11 million in 1998. As a percentage of revenue, EBITDA in 1998 was 14% as compared with 15% in 1997.

Depreciation and amortization expense, which is included in selling, general and administrative expenses, increased by $841,000, or 79%, from $1.06 million in 1997 to $1.90 million in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The increase was primarily due to amortization expense of intangible assets arising from the Company's various acquisitions.

As a result of the foregoing, operating income increased by $734,000, or 21%, from $3.48 million in 1997 to $4.21 million in 1998. As a percentage of revenue, operating income in 1998 was 10% as compared with 11% in 1997.

Interest income, net of interest expense decreased by $52,000 from $390,000 in 1997 to $338,000 in 1998. The decrease was primarily due to the Company maintaining lower average balances in cash and cash equivalents in 1998 as compared to 1997.

Income tax expense was calculated using Medialink's effective tax rates of 49% in 1998 and 36% in 1997. The increase in the rate reflects the acquisition of Delahaye which was accounted for as a pooling. Through March 12, 1999, Delahaye was treated as an S-Corporation for tax purposes, and all profits and losses flowed directly to the shareholder. For 1998 Delahaye had a net loss of approximately $990,000 for which the Company received no tax benefit. For 1997 Delahaye had a net income of approximately $100,000 for which the Company did not incur any tax charge.

Net income decreased by $140,000 or 6%, from $2.47 million in 1997 to $2.33 million in 1998. Diluted earnings per share decreased by $0.05 or 11% from $0.44 per share in 1997 to $0.39 per share in 1998.


LIQUIDITY AND CAPITAL RESOURCES

Medialink has financed its operations primarily through cash generated from operations. Cash flow provided by operating activities amounted to $333,000 and $2.85 million in 1999 and 1998, respectively. Capital expenditures which are primarily incurred to support Medialink's sales and operations were $1.42 million in 1999 and $1.34 million in 1998. Medialink has no capital expenditure plans other than in the ordinary course of business.

On August 1, 1999 the Company entered into a joint venture with Business Wire to form Business Wire/Medialink, LLC, doing business as Newstream.com. Each member made an initial capital contribution of $2.00 million, plus acquisition costs. The Company accounts for its interest in Newstream.com under the equity method. During 1999 the Company also made various acquisitions with an aggregate cash payment of approximately $1.80 million.

During July 1998 the Company acquired all of the outstanding common shares of Tempest T.V. Limited, d/b/a The London Bureau ("The London Bureau"). The initial purchase price of (pound)1.00 million (approximately $1.65 million) was paid in the form of (pound)655,000 (approximately $1.07 million) in cash and the issuance of 31,206 shares of the Company's common stock valued at approximately (pound)380,000 (approximately $628,000). Earn-out provisions allow for additional payments of purchase price of up to approximately (pound)2.80 million (approximately $4.61 million), based on certain revenue and profitability goals of the International Division of Medialink, to be paid over a period of three years. In connection with this acquisition two of the shareholders of The London Bureau entered into deeds of covenant not to compete with the Company with terms of three and four years, respectively. In consideration for the deeds of covenant not to compete, the two shareholders received payments aggregating approximately $485,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In June 1998 Medialink acquired certain assets of Eye Catchers Press. The initial purchase price of (pound)900,000 (approximately $1.50 million) plus acquisition costs of approximately $90,000 was paid in cash. Earn-out provisions allow for additional payments of purchase price of up to an additional (pound)100,000 per annum based on certain profitability targets over the next three years. Earn-out amounts will be paid in the form of 80% cash and 20% in Medialink common stock in year 1 and 25% cash and 75% in Medialink common stock in years 2 and 3. During 1999 Medialink made cash payments of approximately $134,000 as additional consideration for the Eye Catchers Press acquisition.

In June 1997 Medialink acquired certain assets of CTV. The initial purchase price of $4.18 million was paid $3.55 million in cash and $333,000 in Medialink common stock. Earn-out provisions allow for up to an additional $6.2 million to be paid based upon certain revenue and profitability targets over the next five years. Assuming the targets are met, the overall consideration will be in the form of cash and Medialink common stock, as specified in the agreement. During 1999 and 1998 Medialink made cash payments of approximately $715,000 and $1.21 million, respectively, as additional consideration for the CTV acquisition.

During 1999 the Company entered into a three year line of credit facility with a financial institution allowing the Company to borrow up to $10 million.

As at December 31, 1999 Medialink had $3.88 million in cash and cash equivalents as compared with $8.59 million as at December 31, 1998. The decrease in cash and cash equivalents resulted primarily from the Company's various acquisitions, investment in joint venture and purchases of property and equipment, less cash provided by a line of credit. As at December 31, 1999, long-term debt was $233,000.

The Company believes that it has sufficient capital resources and cash flow from operations to fund its net cash needs for at least the next twelve months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt

We believe that our market risk exposures associated with our outstanding debt is immaterial since the carrying value of our variable rate debt obligations approximates fair value as the market rate is based on the 30 day commercial paper rate. Our fixed rate debt obligations are not material.

Foreign Operations

In the normal course of business, the Company is exposed to the effect of foreign exchange rate fluctuations on the United States dollar value of its foreign subsidiaries' results of operations and financial condition. At December 31, 1999, the Company's primary foreign currency market exposure was the British pound.


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


EFFECTS OF NEWLY-ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. During June 1999, SFAS No. 137 was issued which delayed the effective date of SFAS No. 133 to January 1, 2001. The Company has not yet determined the impact of adopting SFAS No. 133, as amended.


INFLATION

Inflation has not had, nor does the Company anticipate it having, a significant impact on the Company's current and future operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited consolidated financial statements and related report are set forth in this Annual Report on Form 10-K on the following pages:


        Independent Auditors' Report                                       F-1

        Consolidated Balance Sheets as of December 31, 1999 and
        December 31, 1998                                                  F-2

        Consolidated Statements of Operations for the Years
        Ended December 31, 1999, December 31,
        1998 and December 31, 1997                                         F-3

        Consolidated Statements of Stockholders' Equity for
        the Years Ended December 31, 1999,
        December 31, 1998 and December 31, 1997                            F-4

        Consolidated Statements of Cash Flows for the
        Years Ended December 31, 1999, December 31, F-5 1998
        and December 31, 1997                                              F-5

        Notes to Consolidated Financial Statements                         F-6

                          Independent Auditors' Report

The Board of Directors
Medialink Worldwide Incorporated

We have audited the accompanying consolidated balance sheets of Medialink Worldwide Incorporated and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medialink Worldwide Incorporated and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                                              KPMG LLP



March 17, 2000
New York, New York

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1999 and 1998


                                                                              1999           1998
                                                                              ----           ----

                                 ASSETS

Current Assets:
   Cash and cash equivalents (Note 1)                                $  3,883,708     $  8,593,392
   Accounts receivable, net of allowance for
    doubtful accounts of $310,622 and $ 221,401                        12,663,847       10,188,675
   Prepaid expenses and other current assets                            1,303,090        1,248,917
   Deferred tax assets (Notes 1 and 10)                                   128,000           86,000
                                                                     ------------     ------------
       Total current assets                                            17,978,645       20,116,984
                                                                     ------------     ------------

Property and equipment, net (Notes 1 and 2)                             3,452,324        2,621,293

Goodwill, customer list and other intangibles,
net of accumulated amortization
  of $3,484,117 and $1,933,962                                         11,524,386        9,543,871
Investment in joint venture (Note 3)                                    2,002,032             --
Deferred tax assets (Notes 1 and 10)                                      715,000          463,000
Other assets                                                            1,309,805          547,650
                                                                     ------------     ------------
       Total assets                                                  $ 36,982,192     $ 33,292,798
                                                                     ============     ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt (Note 5)                        $    128,517     $    213,831
   Borrowings on credit facilities                                      2,000,000          200,000
   Accounts payable                                                     2,670,676        2,209,583
   Accrued expenses and other current liabilities (Note 9)              1,590,778        2,345,315
   Income taxes payable                                                   472,372        1,205,703
                                                                     ------------     ------------
       Total current liabilities                                        6,862,343        6,174,432
Long-term debt, net of current portion (Note 5)                           182,831          689,633
Note payable - stockholder                                                 50,000           88,664
                                                                    -------------     ------------
       Total liabilities                                                7,095,174        6,952,729
                                                                    -------------     ------------
Stockholders' Equity (Note 6):
   Common stock; $.01 par value. Authorized 15,000,000 shares;
   issued and outstanding
     5,636,859 shares in 1999 and  5,482,077 shares in 1998                56,369           54,821
   Additional paid-in capital                                          23,506,200       21,860,924
   Retained earnings                                                    6,516,357        4,523,873
   Accumulated other comprehensive income                                (191,908)         (99,549)
                                                                     ------------     ------------
       Total stockholders' equity                                      29,887,018       26,340,069
                                                                     ------------     ------------
       Total liabilities and stockholders' equity                    $ 36,982,192     $ 33,292,798
                                                                     ============     ============



          See accompanying notes to consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1999, 1998 and 1997


                                                            1999            1998             1997
                                                            ----            ----             ----

Revenues                                               $ 44,614,200     $ 43,511,103     $ 30,779,272

Direct costs                                             15,337,053       15,926,745       11,142,906
                                                       ------------     ------------     ------------

     Gross Profit                                        29,277,147       27,584,358       19,636,366

Selling, general and administrative expenses             26,157,893       23,375,018       16,161,046
                                                       ------------     ------------     ------------

     Operating income                                     3,119,254        4,209,340        3,475,320

Interest expense                                            (49,508)        (112,026)        (106,964)

Interest income                                             269,738          450,268          496,482
                                                       ------------     ------------     ------------

     Income before income taxes                           3,339,484        4,547,582        3,864,838

Provision for income taxes (Notes 1 and 10)               1,347,000        2,213,000        1,390,214
                                                       ------------     ------------     ------------

     Net income                                        $  1,992,484     $  2,334,582     $  2,474,624
                                                       ============     ============     ============

     Net income attributable to common stockholders    $  1,992,484     $  2,334,582     $  2,447,970
                                                       ============     ============     ============

     Basic earnings per share                          $       0.36     $       0.43     $       0.50
                                                       ============     ============     ============

     Diluted earnings per share                        $       0.34     $       0.39     $       0.44
                                                       ============     ============     ============


          See accompanying notes to consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1999, 1998 and 1997

                                                                                    Series A, 10%
                                                                                Cumulative Convertible
                                                           Common stock            Preferred Stock
                                                   -------------------------   ------------------------
                                                     Number of                  Number of
                                                     Shares       Par Value     Shares      Par Value
                                                  -------------------------------------------------------
Balance at January 1, 1997                          1,092,743    $  10,928      655,417     $ 983,126
Comprehensive income:
  Net income                                             --           --           --            --
  Foreign currency translation adjustment                --           --           --            --
     Total comprehensive income
Conversion of preferred stock to
   common shares                                    2,111,669       21,116     (655,417)     (983,126)
Issuance of common stock in connection
   with initial public offering, net of offering
   costs and underwriter's fees                     2,000,000       20,000         --            --
Stock options exercised                                66,650          667         --            --
Issuances of common stock in connection
   with acquisitions of businesses                     67,454          674         --            --
                                                    ---------    ---------    ---------     ---------
Balance at December 31, 1997                        5,338,516       53,385         --            --
Comprehensive income:
  Net income                                             --           --           --            --
  Foreign currency translation adjustment                --           --           --            --
     Total comprehensive income

Stock options exercised                                73,625          736         --            --
Issuances of common stock in connection
   with acquisitions of businesses                     69,936          700         --            --
                                                    ---------    ---------    ---------     ---------
Balance at December 31, 1998                        5,482,077       54,821         --            --
Comprehensive income:
  Net income                                             --           --           --            --
  Foreign currency translation adjustment                --           --           --            --
     Total comprehensive income

Stock options exercised                                80,277          803         --            --
Issuances of common stock in connection
   with acquisitions of businesses                     74,505          745         --            --
                                                    ---------    ---------    ---------     ---------
Balance at December 31, 1999                        5,636,859    $  56,369         --       $    --
                                                    =========    =========    =========     =========


(Consolidated Statement of Stockholders' Equity Continued)


                                                               Series B, 10%            Series C, 10%
                                                          Cumulative Convertible     Cumulative Convertible
                                                            Preferred Stock              Preferred Stock
                                                     ---------------------------   --------------------------
                                                       Number of                   Number of
                                                          Shares    Par Value       Shares        Par Value
                                                     --------------------------------------------------------
Balance at January 1, 1997                            475,185     $   641,500         629,130     $ 1,730,107
Comprehensive income:
  Net income                                             --              --              --              --
  Foreign currency translation adjustment                --              --              --              --
     Total comprehensive income
Conversion of preferred stock to
   common shares                                     (475,185)       (641,500)       (629,130)     (1,730,107)
Issuance of common stock in connection
   with initial public offering, net of offering
   costs and underwriter's fees                          --              --              --              --
Stock options exercised                                  --              --              --              --
Issuances of common stock in connection
   with acquisitions of businesses                       --              --              --              --
                                                    ---------     -----------     -----------     -----------
Balance at December 31, 1997                             --              --              --              --
Comprehensive income:
  Net income                                             --              --              --              --
  Foreign currency translation adjustment                --              --              --              --
     Total comprehensive income

Stock options exercised                                  --              --              --              --
Issuances of common stock in connection
   with acquisitions of businesses                       --              --              --              --
                                                    ---------     -----------     -----------     -----------
Balance at December 31, 1998                             --              --              --              --
Comprehensive income:
  Net income                                             --              --              --              --
  Foreign currency translation adjustment                --              --              --              --
     Total comprehensive income

Stock options exercised                                  --              --              --              --
Issuances of common stock in connection
   with acquisitions of businesses                       --              --              --              --
                                                    ---------     -----------     -----------     -----------
Balance at December 31, 1999                             --       $      --              --       $      --
                                                    =========     ===========     ===========     ===========


(Consolidated Statements of Stockholders' Equity Continued)

                                                                                             Accumulated Other
                                                                             Retained           Comprehensive
                                                        Additional          Earnings /        Income - Foreign         Total
                                                          Paid-In          (Accumulated     Currency Translation   Stockholders'
                                                          Capital            Deficit)            Adjustment           Equity
                                                    -------------------------------------------------------------------------------
Balance at January 1, 1997                          $    640,051        $   (285,333)        $    (60,457)        $  3,659,922
                                                                                                                  ------------
Comprehensive income:
  Net income                                                --             2,474,624                 --              2,474,624
  Foreign currency translation adjustment                   --                  --                (18,342)             (18,342)
                                                                                                                  ------------
     Total comprehensive income                                                                                      2,456,282
Conversion of preferred stock to
   common shares                                       3,333,617                --                   --                   --
Issuance of common stock in connection
   with initial public offering, net of offering
   costs and underwriter's fees                       15,569,183                --                   --             15,589,183
Stock options exercised                                  115,684                --                   --                116,351
Issuances of common stock in connection
   with acquisitions of businesses                       683,606                --                   --                684,280
                                                    ------------        ------------         ------------         ------------
Balance at December 31, 1997                          20,342,141           2,189,291              (78,799)          22,506,018
                                                                                                                  ------------
Comprehensive income:
  Net income                                                --             2,334,582                 --              2,334,582
  Foreign currency translation adjustment                   --                  --                (20,750)             (20,750)
                                                                                                                  ------------
     Total comprehensive income                                                                                      2,313,832
Stock options exercised                                  283,366                --                   --                284,102
Issuances of common stock in connection
   with acquisitions of businesses                     1,235,417                --                   --              1,236,117
                                                    ------------        ------------         ------------         ------------
Balance at December 31, 1998                          21,860,924           4,523,873              (99,549)          26,340,069
                                                                                                                  ------------
Comprehensive income:
  Net income                                                --             1,992,484                 --              1,992,484
  Foreign currency translation adjustment                   --                  --                (92,359)             (92,359)
                                                                                                                  ------------
     Total comprehensive income                                                                                      1,900,125
Stock options exercised                                  539,511                --                   --                540,314
Issuances of common stock in connection
   with acquisitions of businesses                     1,105,765                --                   --              1,106,510
                                                    ------------        ------------         ------------         ------------
Balance at December 31, 1999                        $ 23,506,200        $  6,516,357         $   (191,908)        $ 29,887,018
                                                    ============        ============         ============         ============



          See accompanying notes to consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1999, 1998 and 1997


                                                                     1999               998               1997
                                                                     ----               ---               ----


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                   $  1,992,484     $  2,334,582     $  2,474,624
                                                                  ------------     ------------     ------------
     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation and amortization                                   2,362,941        1,901,507        1,060,445
     Deferred income taxes                                            (294,000)        (260,000)        (169,610)
     Loss on disposition of automobile                                    --               --              6,202
     Equity loss from joint venture                                    233,837             --               --
     Changes in assets and liabilities, net of acquisitions:
     Accounts receivable                                            (2,430,210)        (800,575)      (4,258,186)
     Other assets                                                     (762,155)         (47,497)        (211,745)
     Prepaid expenses and other current assets                         (16,175)        (243,303)        (494,544)
     Due from related party                                               --            123,945          (44,840)
     Accounts payable and accrued expenses                             (20,492)        (581,449)       1,092,343
     Increase in income taxes payable                                 (733,331)         420,358          695,264
                                                                  ------------     ------------     ------------
          Net cash provided by operating activities                    332,899        2,847,568          149,953
                                                                  ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for acquisitions, net of cash acquired,
     and acquisition costs                                          (2,764,030)      (4,614,532)      (4,249,482)
     Cash paid for investment in joint venture                      (2,235,869)            --               --
     Purchases of property and equipment                            (1,423,865)      (1,343,249)        (631,854)
     Cash received from disposition of automobile                         --               --              9,257
                                                                  ------------     ------------     ------------
          Net cash used in investing activities                     (6,423,764)      (5,957,781)      (4,872,079)
                                                                  ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Advances on line of credit                                      2,000,000             --            101,412
     Payments on line of credit                                       (200,000)        (200,000)
     Proceeds from issuance of long-term debt                             --            400,000            8,913
     (Repayments) proceeds on note payable - shareholder               (38,664)         (45,188)          29,852
     Proceeds from the issuance of common stock in connection
       with the exercise of stock options                              211,961          284,102          116,351
     Proceeds from issuance of common stock, net of costs                 --               --         15,589,183
     Repayments of long term debt                                     (592,116)        (302,167)        (221,963)
     Repayments of note payable - bank                                    --            (10,402)          (1,109)
     Cash paid for financing fees                                         --             (4,063)            --
                                                                  ------------     ------------     ------------
          Net cash provided by financing activities                  1,381,181          122,282       15,622,639
                                                                  ------------     ------------     ------------
          Net (decrease) increase in cash and cash equivalents      (4,709,684)      (2,987,931)      10,900,513
Cash and cash equivalents at the beginning of year                   8,593,392       11,581,323          680,810
                                                                  ------------     ------------     ------------
Cash and cash equivalents at end of year                          $  3,883,708     $  8,593,392     $ 11,581,323
                                                                  ============     ============     ============


          See accompanying notes to consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

Description of Business and Basis of Presentation
Medialink Worldwide Incorporated (the "Company") is a provider of worldwide video and audio production and distribution services and public relations research services for businesses and other organizations that seek to communicate and evaluate their news through television, radio, the Internet and other media. The Company, a Delaware corporation formed on September 24, 1986, is headquartered in New York with offices in the United States and the United Kingdom.

On March 12, 1999, through a wholly owned subsidiary, the Company acquired 100% of the outstanding shares of The Delahaye Group, Inc. ("Delahaye"). The acquisition was accounted for as a pooling of interests and, accordingly, all of the Company's prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of Delahaye for all periods presented.

The consolidated financial statements include the accounts of Medialink Worldwide Incorporated and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition
Revenue earned from the distribution and monitoring of video news releases and the distribution of printed news releases is recognized in the period that the release is distributed. Fees earned for webcasts, satellite media tours and other live events and the production of video news releases and still photographs are recognized in the period that the services are performed. Fees earned from research services are recognized using the percentage of completion method.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less, to be cash equivalents.

Property and Equipment
Property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. The following estimated useful lives are used for financial statement purposes:

         Office equipment                             5 years
         Furniture and fixtures                      10 years
         Leasehold improvements                    5 to 10 years

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible Assets
Goodwill, which represents the excess of the purchase price paid by the Company over the fair market value of net assets acquired in a business acquisition accounted for under the purchase method, is being amortized on a straight-line basis over the estimated future period of benefit, which ranges from 10 to 20 years. Other intangible assets, including customer lists and covenants not to compete, are being amortized on a straight-line basis over the term of the agreement or the estimated future period of benefit, which ranges from 3 to 7 1/2 years.

The Company periodically assesses the recoverability of the cost of its goodwill and intangible assets based upon estimated future profitability of the related operating entities. The agreements pursuant which the Company acquired certain companies include provisions that could require the Company to issue additional cash or shares of common stock if certain performance targets are met. The value of any such additional consideration will be added to the goodwill related to such acquisition and amortized over the remainder of that goodwill's useful life.

Long-lived assets and certain identifiable intangibles, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Major Customers
Revenues from one customer amounted to approximately 11% and 16% of total revenues in 1999 and 1998, respectively.

Investments in Affiliates
The Company accounts for its investments in affiliates in which it owns greater than 20% of the voting stock and possesses significant influence under the equity method.

Foreign Currency Translation
The financial position and results of operations of the Company's UK subsidiaries and bureau are measured using local currency as the functional currency. Assets and liabilities of the entities have been translated at exchange rates on the balance sheet date, and related revenue and expenses have been translated at average monthly exchange rates. The aggregate effect of translation adjustments is reflected as a separate component of shareholders' equity until there is a sale or liquidation of the underlying foreign investment.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Accounting for Stock-Based Compensation
The Company accounts for its stock option plan in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 which allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method, as defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB No. 25 and provide the pro forma disclosure required by SFAS No. 123 (See Note 7).

Earnings per Share
Basic earnings per share ("EPS") is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities (including preferred stock for all periods applicable) to common stock. Weighted average shares outstanding used for computing EPS for the years ended December 31, 1999, 1998 and 1997 are as follows:

Weighted Average Shares Outstanding    1999            1998             1997
-----------------------------------    ----            ----             ----

         Basic                       5,547,409        5,395,221       4,925,573

         Diluted                     5,921,686        5,931,561       5,575,522


2.       Property and Equipment

Property and equipment, at cost, consists of:

                                                     December 31,
                                               1999               1998
                                               ----               ----

         Office equipment                  $4,365,904         $3,167,621
         Furniture and fixtures               819,891            741,544
         Leasehold improvements             1,494,099            928,090
                                           ----------         ----------
                                            6,679,894          4,837,255

         Less accumulated depreciation
              and amortization             (3,227,570)        (2,215,962)
                                            ---------          ---------

         Property and equipment, net       $3,452,324         $2,621,293
                                            =========         ==========

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.       Business Transactions

(a)      Acquisitions

On June 16, 1997 the Company acquired certain assets of Corporate TV Group, Inc. ("CTV"), a provider of strategic video communications to corporations and other organizations for internal and external audiences. As consideration for the purchase, the Company paid $3.55 million in cash and issued 37,037 shares of the Company's common stock valued at $333,333. Earn-out provisions allow for up to an additional $6.2 million to be paid based upon certain revenue and profitability targets through 2002. Assuming the targets are met, the additional consideration will be paid in the form of cash and the Company's common stock, as specified in the agreement. Through December 31, 1999 approximately $2.71 million of additional consideration has been recorded under the earn-out provision. Additionally, in connection with this acquisition, the Company paid $300,000 to the stockholder of CTV for a non-compete agreement. This amount has been recorded as an intangible asset and is being amortized using the straight line method over the term of the agreement.

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

In June 1998 the Company acquired certain assets of Eye Catchers Press ("Eye Catchers"), a public relations still photography agency in the United Kingdom. The initial purchase price of (pound)900,000 (approximately $1.50 million) plus estimated acquisition costs of $90,000 was paid in cash. Earn-out provisions allow for additional payments of up to an additional (pound)100,000 per annum, in a combination of cash and the Company's common stock, based on certain profitability targets over the next three years. Through December 31, 1999 approximately $134,000 of additional consideration has been recorded under the earn-out provision.

In July 1998 the Company acquired all of the outstanding common shares of Tempest T.V. Limited, d/b/a The London Bureau ("The London Bureau"), a producer of corporate video for use by British broadcasters. The initial purchase price of (pound)1.00 million (approximately $1.65 million) was paid in the form of (pound)655,000 (approximately $1.07 million) in cash and the issuance of 31,206 shares of the Company's common stock valued at approximately (pound)380,000 (approximately $628,000). Earn-out provisions allow for additional payments of purchase price of up to approximately (pound)2.80 million (approximately $4.61 million), based on reaching certain revenue and profitability levels of the International Division of Medialink, to be paid in the form of cash and the Company's common stock, as specified in the agreement, over a period of three years. Through December 31, 1999 approximately $20,000 of additional consideration has been recorded under the earn-out provision. In connection with this acquisition two of the shareholders of The London Bureau entered into deeds of covenant not to compete with the Company with terms of three and four years, respectively. In consideration for the deeds of covenant not to compete, the two shareholders received payments aggregating (pound)295,000 (approximately $485,000).

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 1999 the Company made various acquisitions in public relations still photography and news-related companies. As consideration for these purchases, the Company paid $2.95 million cash and 55,348 shares of the Company's common stock valued at $800,000. Earn-out provisions allow for additional payments of purchase price of up to $1.50 million, based on reaching certain profitability levels, to be paid in the form of cash and the Company's common stock as specified in the agreement, over a period of three years. In connection with one of the acquisitions the Company entered into covenants not to compete with two of the significant shareholders with terms of three years. Two executive officers of the Company had an interest in one of the acquisitions aggregating approximately 20%. In order to avoid an apparent conflict of interest, an independent member of the Board of Directors and an independent employee negotiated the agreement.

All of the above acquisitions have been accounted for under the purchase method of accounting and the results of operations of the acquisitions have been included in the consolidated statements of operations from the dates of acquisition. The aggregate purchase price, including acquisition costs, exceeded the estimated fair value of the total net assets acquired by $13.68 million for all of the acquisitions. Of this amount $4 million has been allocated to customer lists and is being amortized on a straight line basis over 5 years and $9.68 million have been allocated to goodwill and is being amortized on a straight line basis over periods ranging from 10 to 20 years.

On March 12, 1999, through a wholly owned subsidiary, the Company acquired 100% of the outstanding shares of The Delahaye Group, Inc. ("Delahaye") a provider of public relations and marketing communications research. The acquisition, which was accounted for as a pooling of interests, was completed through the issuance of 185,666 shares of Medialink common stock valued at approximately $2,800,000. Accordingly, all of the Company's prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of Delahaye for all periods presented.

In connection with the acquisition, the Company recorded a charge to operating expenses of approximately $350,000 for direct and other acquisition-related costs relating to the transaction.

The results of operations previously reported by the separate entities and the combined amounts presented in the accompanying consolidated financial statements are summarized below.

                                                1998                    1997
                                                ----                    ----

           Net Sales
                Medialink                   $39,508,173             $26,776,838
                Delahaye                      4,002,930               4,002,434
                                            -----------             -----------
                Combined                    $43,511,103             $30,779,272
                                            ===========              ==========

           Net Income
                Medialink                  $  3,324,563            $  2,374,522
                Delahaye                      (989,981)                 100,102
                                            -----------             -----------
                Combined                   $  2,334,582            $  2,474,624
                                            ===========             ===========

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(b)      Joint Venture

On August 1, 1999 the Company entered into a joint venture with Business Wire to form Business Wire/Medialink, LLC, for the purpose of connecting its clients to multimedia Internet news sites as Newstream.com. The Company, which has a 50% interest in the joint venture, accounts for its interest in Newstream.com under the equity method, as it does not have a controlling interest in the entity. Included in selling, general and administrative expenses is an equity loss of approximately $234,000 for the year ended December 31, 1999 related to the joint venture.


4.       Lines of Credit - Bank

During 1999, the Company repaid and terminated its existing line of credit and entered into a new three year line of credit facility (the "Credit Facility"), through July 2002, with a different lending institution whereby the Company may borrow principal amounts up to $10 million. Loans under the Credit Facility bear interest at the 30-Day Commercial Paper Rate (5.35% at December 31, 1999) plus 1.75%, per annum.

The Company is subject to an unused line fee of 1/4 of 1%, per annum.

Covenants under the line of credit agreement require the Company to meet certain financial ratios, including minimum tangible net worth and maximum debt to earnings ratios, as defined in the agreement.

Substantially all of the assets of the Company are pledged as collateral under the credit facility.


5.       Long-term Debt:

As of December 31, debt consisted of:

                                                   1999              1998
                                                   ----              ----

         Note payable                  (a)        $201,301         $242,927
         Covenant not to compete       (b)         110,047          183,247
         Note payable - bank           (c)         -                389,199
         Note payable - other                      -                 88,091
                                                   -------          -------
                                                   311,348          903,464
         Less: current portion                     128,517          213,831
                                                   -------          -------
                                                  $182,831         $689,633
                                                   =======          =======

(a) In connection with the 1996 acquisition of PR Data, the Company converted certain amounts payable to a former stockholder of PR Data into a note payable for a principal amount of $330,000. The note is payable in quarterly installments of $15,507, which includes principal and interest at a rate of 8% per annum through July 2003.

(b) In connection with the acquisition of PR Data the Company entered into non-compete agreements with the principal officers and stockholders of PR Data. The agreements provide for quarterly payments through June 2001 aggregating $410,000. At the date of acquisition the

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         present value of these payments, imputed at 9.5% per annum, was approximately $317,000 and was recorded as an intangible asset and related liability.

(c) In connection with the merger with Delahaye (Note 3) Medialink assumed a bank note payable. During 1999 the balance was paid in full.

Aggregate maturities of long-term debt are as follows:

         For the year ending December 31,
         -------------------------------

                           2000                         $128,517
                           2001                           80,421
                           2002                           55,639
                           2003                           46,771
                                                        --------
                                                        $311,348

6.       Stockholders' Equity:

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

In 1999,1998 and 1997 the Company issued 74,505 shares, 69,936 shares 67,454 shares, respectively, of common stock as consideration for acquisitions. The fair value of the common stock was determined based on the average trading price of the Company's common stock at the times of the respective acquisitions.

7.       Employee Compensation Plans

The Company provides an incentive and nonqualified stock option plan (the "Stock Option Plan") for employees and other eligible participants. The option price for all incentive stock options is the fair market value of the Company's common stock on the date of grant, except for employees owning more than 10% of the outstanding common stock of the Company. The option price for employees owning more than 10% of the outstanding common stock of the Company may be no less than 110% of the fair market value of the shares on the date of the option grant. The stock options vest over a period of four years and have a term of ten years. The number of options to be granted and option prices are determined by the Compensation Committee of the Board of Directors in accordance with the terms of

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the plan. The Company has reserved 1,170,808 shares of authorized common stock for issuance under this plan. As of December 31, 1999 the Company had 34,859 shares available for grant.

Activity in the Stock Option Plan is as follows:

                                                 Shares Under   Weighted Average
                                                    Option       Exercise Prices

     Outstanding at January 1, 1997                 569,594            $3.16
        Granted                                     117,150            $9.19
        Exercised                                   (66,650)           $1.75
        Canceled                                     (3,600)           $3.12
                                                   --------
     Outstanding at December 31, 1997               616,494            $4.46
                                                    =======
     Exercisable at December 31, 1997
        through 2007                                300,228            $3.70
                                                    =======

     Outstanding at January 1, 1998                 616,494            $4.46
        Granted                                     137,050           $16.15
        Exercised                                   (73,625)           $3.86
        Canceled                                    (36,320)           $9.84
                                                   --------
     Outstanding at December 31, 1998               643,599            $6.74
                                                    =======
     Exercisable at December 31, 1998
        through 2008                                333,571            $4.94
                                                    =======

     Outstanding at January 1, 1999                 643,599            $6.74
        Granted                                     352,700            $9.90
        Exercised                                   (24,290)           $4.90
        Canceled                                    (38,785)          $11.85
                                                   --------
     Outstanding at December 31, 1999               933,224            $7.77
                                                    =======
     Exercisable at December 31, 1999
        through 2009                                574,998            $5.85
                                                    =======

At December 31, 1999 the range of exercise prices and the weighted-average remaining contractual lives of outstanding options was $1.25 - $16.13 and 7.4 years, respectively.

The Company provides a stock option plan for its directors (the "Director Plan") for the granting of options to non-employee members of the Company's Board of Directors to purchase shares of the Company's common stock. The Company has reserved 180,000 shares of authorized common stock for the issuance under this plan. The option price under the Director Plan shall not be less than the fair market value of such share of common stock on the date of grant. Under the Director Plan, options issued vest over a three year period and are exercisable at such times as determined by the Company but no later than 15 years after the date of the grant.

Under the Director Plan options to purchase 18,000 shares at the exercise price of $16.50, 25,000 shares at exercise prices of $13.25 and $19.38 and 25,000 shares at exercise prices of $9.38 and $10.13 were issued during 1999, 1998 and 1997, respectively. These options expire 10 years from the date of grant; however, upon termination of board membership of any director, the options will expire 12 months after the termination date, but no later than the expiration date. Non-employee directors are also eligible for additional grants of 3,000 shares per year provided they continue to serve the Company in that capacity.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Such future grants would become exercisable over a three-year period. Under this plan, at December 31, 1999, 85,667 shares were exercisable at prices ranging from of $3.54 to $19.38 per share.

If the Company had elected to recognize compensation cost at the grant date, based on the fair value of the options granted, in 1999, 1998 and 1997, as prescribed by SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1999, 1998 and 1997 would approximate the pro forma amounts as indicated below:

                                             For the year ended December 31,
                                             -------------------------------
                                       1999             1998              1997
                                       ----             ----              ----

     Net income - as reported        $1,992,484       $2,334,582      $2,474,624


     Net income - pro forma           1,862,484        1,332,457       2,005,522


     Basic EPS - as reported                .36              .43             .50
     Basic EPS - pro forma                  .34              .25             .41


     Diluted EPS - as reported              .34              .39             .44
     Diluted EPS - pro forma                .31              .22             .36



The fair value of each grant is estimated using the Black-Scholes Options Pricing Model with the following assumptions: dividend yield of 0% for all grants, expected volatility of 53% in 1999, 57% for 1998 grants and 0% to 140% for 1997 grants, risk free interest rates of 6.30% for 1999 and 6.00% for both 1998 and1997 grants and expected lives of 5 years for 1999 grants, 9 years for 1998 grants and 9 years for 1997.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.       Commitments

(a)      Leases

The Company has various non-cancelable operating leases for office space. Future minimum payments under operating leases consisted of the following at December 31, 1999:

         For the year ending December 31,
         -------------------------------

                2000                                           $1,029,000
                2001                                              994,000
                2002                                              913,000
                2003                                              823,000
                2004                                              803,000
                Thereafter                                        653,000
                                                               ----------
                      Total minimum lease payments             $5,215,000
                                                               ==========

Rent expense under operating leases amounted to approximately $1,911,000, $1,588,000 and $1,139,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

(b)      Employment Agreements

The Company has entered into employment agreements with various executives expiring through June 2002. Future minimum payments, including base salary and minimum bonuses, related to these agreements, are as follows:

         For the year ending December 31,
         -------------------------------

                2000                                         $1,506,000
                2001                                            960,000
                2002                                            416,000
                                                             ----------
                                                             $2,882,000


9.       Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31:

                                                      1999              1998
                                                      ----              ----

         Production costs                         $   499,084      $   283,547
         Deferred Revenue                             570,209          399,657
         Compensation related to stock options
            acquired in the Delahaye merger           -                425,504
         Other                                        521,485        1,236,607
                                                   ----------        ---------
                                                   $1,590,778       $2,345,315
                                                    =========        =========

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.      Income Taxes:

The provision for income taxes consists of the following components:

                                          For the Year Ended December 31,
                                          -------------------------------
                                   1999                1998             1997
                                   ----                ----             ----

         Current:
            Federal               $1,241,000        $1,834,000       $1,092,529
            State and local          400,000           639,000          467,295
                                  ----------        ----------       ----------
                                   1,641,000         2,473,000        1,559,824
                                  ----------        ----------       ----------
         Deferred:
            Federal                 (222,000)         (171,000)        (131,420)
            State and local          (72,000)          (89,000)         (38,190)
                                  ----------        ----------       ----------
                                    (294,000)         (260,000)        (169,610)
                                  ----------        ----------       ----------
                                  $1,347,000        $2,213,000       $1,390,214
                                  ==========        ==========       ==========

The difference in income tax expense between the amount computed using the statutory federal income tax rate and the Company's effective tax rate is due to the following:


                                                          For the Year Ended December 31,
                                                          -------------------------------
                                                        1999            1998           1997
                                                        ----            ----           ----

Income tax expense at statutory rate               $ 1,135,425    $ 1,546,178    $ 1,314,045
Increase (decrease) in income taxes resulting
   from:
    Investment income not subject to Federal
   income tax                                          (83,300)      (119,000)      (165,000)
    State and local income taxes, net of Federal
       income tax benefit                              258,155        352,267        247,307
    S-Corp losses (earnings) related to the
       Delahaye merger                                    --          345,773        (38,455)
    Non-deductible expenses                             36,720         76,522         33,620
    Other                                                 --           11,260         (1,303)
                                                   -----------    -----------    -----------
                                                   $ 1,347,000    $ 2,213,000    $ 1,390,214
                                                   ===========    ===========    ===========



The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                        As of December 31,
                                                        ------------------
                                                     1999                 1998
                                                     ----                 ----

         Allowance for doubtful accounts           $128,000             $86,000
         Depreciation and amortization of
            property and equipment                   50,000              50,000
         Amortization of intangibles                665,000             413,000
                                                    -------             -------
                                                   $843,000            $549,000
                                                    =======             =======

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


11.      Segment Information (Unaudited)

Management considers all of the Company's products and services to be included as a single operating segment, therefore, the disclosure requirements of SFAS 131 consist only of segment information by geographic location.

A summary of the Company's operations by major geographic location are as follows for the years ended December 31,

                                      1999                        1998                         1997
                                      ----                        ----                         ----

                               US           UK             US             UK             US           UK
                               --           --             --             --             --           --
Revenues:
  External clients        $38,226,000   $ 6,388,000    $38,345,000   $ 5,166,000   $27,667,000   $ 3,112,000
  Inter-segment               215,000       750,000        270,000       550,000       167,000       685,000
                          -----------   -----------    -----------   -----------   -----------   -----------
    Total revenues        $38,441,000   $ 7,138,000    $38,615,000   $ 5,716,000   $27,834,000   $ 3,797,000
                          ===========   ===========    ===========   ===========   ===========   ===========

Operating income (loss)   $ 3,464,000   $  (345,000)   $ 3,970,000   $   239,000   $ 3,208,000   $   267,000
                          ===========   ===========    ===========   ===========   ===========   ===========

Total assets              $32,152,000   $ 4,830,000    $27,577,000   $ 5,716,000
                          ===========   ===========    ===========   ===========


12.      Supplemental Cash Flow Information:

Cash paid for interest and income taxes during the years ended December 31, 1999, 1998 and 1997 was as follows:

                                        1999         1998          1997
                                        ----         ----          ----

         Interest                   $   50,000   $  112,000      $107,000
                                     =========    =========       =======

         Income Taxes               $2,376,000   $2,050,000      $808,000
                                     =========    =========       =======

Non-cash investing and financing activities for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                             1999          1998         1997
                                             ----          ----         ----
Common stock issued in connection
   with acquisitions                     $  1,106,000   $1,236,117   $   684,280
                                         ============   ==========   ===========

Accrued compensation related to
   Acquisition                           $    328,000   $     --     $      --
                                         ============   ==========   ===========

Accrued amounts related to acquisition   $       --     $     --     $ 1,124,730
                                         ============   ==========   ===========

Deferred offering costs                  $       --     $     --     $  (908,767)
                                         ============   ==========   ===========


MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


13.      401(k) Plan:

The Company maintains a qualified 401(k) plan (the "Plan") covering all eligible employees. Eligible employees may make elective salary reduction contributions to the Plan of up to 15% of their annual compensation, subject to a dollar limit established by law. In addition, the Company may provide, in its discretion, a matching contribution equal to a percentage of the employee's contribution. Participants are fully vested at all times in the amounts they contribute to the Plan. Only participants who have completed a year of service during the Plan year and are actively employed on the last day of such year are vested in the Company's matching contributions for such year. The Company's matching contributions amounted to approximately $93,000, $77,000 and $64,000 in 1999, 1998 and 1997, respectively.

14.      Quarterly Results of Operations (Unaudited):

                                                           (In thousands of dollars, except per share data)

                                                                       For the Quarter Ended
                                                                       ---------------------
                                                       March 31,       June 30,         September 30,    December 31,
                                                         1999            1999               1999             1999
                                                         ----            ----               ----             ----

         Revenues                                       $9,898           $11,819          $10,511           $12,386
         Gross profit                                    6,755             7,868            6,672             7,983
         Operating income                                  816             1,530               17               757
         Net income                                        535               943               41               471
         Basic earnings per share                         0.10              0.17             0.01              0.08
         Diluted earnings per share                       0.09              0.16             0.01              0.08


                                                                         For the Quarter Ended
                                                                         ---------------------
                                                       March 31,       June 30,         September 30,    December 31,
                                                         1998            1998               1998             1998
                                                         ----            ----               ----             ----

         Revenues                                       $9,941           $12,489          $10,363           $10,718
         Gross profit                                    6,090             7,534            6,696             7,265
         Operating income                                  760             1,682            1,115               652
         Net income                                        523             1,006              614               192
         Basic earnings per share                         0.10              0.19             0.11              0.04
         Diluted earnings per share                       0.09              0.17             0.10              0.03


MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.  Allowance for Doubtful Accounts:

                                                              1999        1998
                                                            --------   --------
     Balance at beginning of year                           $238,000   $191,401
     Additional charges to costs and expenses                 72,622     46,599
                                                            --------   --------
     Balance at end of year                                 $310,622   $238,000
                                                            ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         None.


                                    PART III

         The information contained in Part III is incorporated by reference from the Company's definitive proxy statement for its annual meeting of Stockholders to be held on June 8, 2000.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                                                 Page
                                                                                                Number
(a)      1.       FINANCIAL STATEMENTS
                  --------------------

CONSOLIDATED FINANCIAL STATEMENTS OF MEDIALINK
WORLDWIDE INCORPORATED AND SUBSIDIARIES

Independent Auditors' Report                                                                     F-1

Consolidated Balance Sheets as of December 31, 1999 and

December 31, 1998                                                                                F-2

Consolidated Statements of Operations for the Fiscal Years Ended December 31,
1999, December 31, 1998 and December 31, 1997                                                    F-3

Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended
December 31, 1999, December 31, 1998 and December 31, 1997                                       F-4

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31,
1999, December 31, 1998 and December 31, 1997                                                    F-5

Notes to Consolidated Financial Statements for the Fiscal Years Ended
December 31, 1999, December 31, 1998 and December 31, 1997                                       F-6


         2. All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(b) No reports on Form 8-K have
been filed during the last quarter of the period covering this report.


(c)      EXHIBITS
         --------

    Exhibit                                                                                        Foot
    Number                                            Description                                  notes
    ------                                            -----------                                  -----


3.1      Amended and Restated Certificate of Incorporation of
         Medialink Worldwide Incorporated                                                           (1)

3.2      Amended and Restated By-Laws of the Medialink
         Worldwide Incorporated                                                                     (2)

10.1     Employment Agreement, dated as of November 18, 1996, by and between Medialink
         Worldwide Incorporated and Laurence Moskowitz                                              (3)


10.2     Employment Agreement, dated as of November 18, 1996, by and between Medialink
         Worldwide Incorporated and J. Graeme McWhirter                                             (4)

10.3     Employment Agreement, dated as of January 1, 1999, by and between Medialink Worldwide
         Incorporated and David Davis

10.4     Employment Agreement, dated as of November 18, 1996, by and between Medialink
         Worldwide Incorporated and Nicholas F. Peters                                              (5)

10.5     Employment Agreement, dated as of June 16, 1997, by and between Medialink Worldwide
         Incorporated and Richard Frisch                                                            (6)

10.6     Non-Compete Agreement, dated as of June 16, 1997, by and between Medialink Worldwide
         Incorporated, Corporate TV Group, Inc. and Richard Frisch                                  (7)


10.7     Indenture of Lease                                                                         (8)

10.8     Asset Purchase Agreement, dated as of June 16, 1997, by and among Medialink Worldwide
         Incorporated, Corporate TV Group, Inc. and Richard Frisch                                  (9)

10.9     Registration Rights Agreement, made as of June 16, 1997, by and between Medialink
         Worldwide Incorporated and Richard Frisch                                                  (10)

10.10    Lease, dated July 18, 1996, between Oakwood Avenue Partners and Medialink PR Data
         Corporation                                                                                (11)

10.11    Lease, dated September 21, 1994, between Clemons Properties Partners and Video
         Broadcasting Corporation                                                                   (12)

10.12    First Lease Modification Agreement, dated March 4, 1996, between Clemons Properties
         Partners and Video Broadcasting Corporation                                                (13)

10.13    Second Lease Modification Agreement, dated March 4, 1996, between Clemons Properties
         Partners and Video Broadcasting Corporation                                                (14)

10.14    Third Lease Modification Agreement, dated May, 1996, between Clemons Properties
         Partners and Video Broadcasting Corporation                                                (15)

10.15    Lease, dated October 1, 1990, between 1401 New York Avenue, Inc. and Video
         Broadcasting Corporation                                                                   (16)

10.16    First Amendment of Lease, dated March 25, 1996, between 1401 New York Avenue, Inc.
         and Video Broadcasting Corporation                                                         (17)



10.17    Office Lease, dated June 7, 1989, between Teachers' Retirement System of the State of
         Illinois and Video Broadcasting Corporation                                                (18)

10.18    First Amendment to Lease, dated June 1, 1994, between Teachers' Retirement System of
         the State of Illinois and Video Broadcasting Corporation                                   (19)

10.19    Second Amendment to Lease, made as of the 19th day of November, 1996, by and between
         Teachers' Retirement System of the State of Illinois and the Company                       (20)

10.20    Lease Agreement, dated November 14, 1994, between City & Corporate Counsel Limited
         and Video Broadcasting Corporation Inc.                                                    (21)

10.21    Underlease, dated February 9, 1995, between City & Corporate Counsel Limited and
         Video Broadcasting Corporation Inc.                                                        (22)

10.22    Amended and Restated AP Express Agreement, dated November 1, 1992, between Press
         Association, Inc. and Video Broadcasting Corporation.  Portions of Exhibit 10.33 have
         been omitted and filed separately with the Commission                                      (23)

10.23    Addendum, dated February 21, 1996, to the AP Express Agreement, between Press
         Association, Inc. and Video Broadcasting Corporation.  Portions of Exhibit 10.34 have
         been omitted and filed separately with the Commission                                      (24)

10.24    Amendment, dated November 18, 1996, to the Amended and Restated AP Express Agreement       (25)

10.25    Medialink Worldwide Incorporated 401(k) Tax Deferred Savings Plan                          (26)

10.26    Amended and Restated Stock Option Plan and form of Stock Option Agreement                  (27)

10.27    Medialink Worldwide Incorporated 1996 Directors Stock Option Plan and form of 1996
         Directors Stock Option Agreement                                                           (28)

10.28    Form of Indemnification Agreement                                                          (29)

10.29    Share Purchase Agreement by and among Medialink Worldwide Incorporated and the
         Shareholders of Tempest T.V. Limited                                                       (30)

10.30    Deed of Covenant by and between Medialink Worldwide Incorporated and Stuart Maister        (31)

10.31    Deed of Covenant by and between Medialink Worldwide Incorporated and Alan M. Greenberg     (32)

10.32    Executive Service Agreement by and between Medialink
         Worldwide Incorporated and Stuart Maister                                                  (33)

10.33    Deed of Tax Covenant by and between Medialink Worldwide Incorporated and the
         Shareholders of Tempest T.V. Limited                                                       (34)

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

MEDIALINK WORLDWIDE INCORPORATED

By:     /s/ Laurence Moskowitz
Laurence Moskowitz,
Chairman of the Board, Chief Executive Officer and President

By:     /s/ J. Graeme McWhirter

J. Graeme McWhirter
Executive Vice President, Assistant Secretary and Chief Financial Officer
Dated:  March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Laurence Moskowitz                                      March 29, 2000
-------------------------------------
Laurence Moskowitz, Chairman

 of the Board, Chief Executive Officer and President

 /s/ Harold Finelt                                          March 29, 2000
-------------------------------------
 Harold Finelt, Director

 /s/ Donald Kimelman                                        March 29, 2000
-------------------------------------
 Donald Kimelman, Director

 /s/ James J. O'Neill                                       March 29, 2000
-------------------------------------
 James J. O'Neill, Director

 /s/ Theodore Wm. Tashlik                                   March 29, 2000
-------------------------------------
 Theodore Wm. Tashlik, Director

 /s/ Paul Sagan                                             March 29, 2000
-------------------------------------
 Paul Sagan, Director

 /s/ J. Graeme McWhirter                                    March 29, 2000
-------------------------------------
 J. Graeme McWhirter, Director
 Executive Vice President, Assistant Secretary
 and Chief Financial Officer

 /s/ Fred Meyer                                             .March 29, 2000
-------------------------------------
 Fred Meyer, Director