Form 10-Q
period 2000-03-31
MEDIALINK WORLDWIDE INC
filed 2000-05-15
CIK 812890

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on May 10, 2000:

                  Common Stock - 5,701,037

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

ITEM 1.           Financial Statements                                                                      3

                  Consolidated Balance Sheets as of March 31,
                  2000 (unaudited) and December 31, 1999                                                    3

                  Unaudited Consolidated Statements of Operations
                  for the three months ended March 31, 2000 and 1999                                        4

                  Unaudited Consolidated Statements of Cash Flows
                  for the three months ended March 31, 2000 and 1999                                        5


                  Notes to Unaudited Condensed Consolidated Financial Statements                          6 - 7

ITEM 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                               8 - 9

PART II. OTHER INFORMATION

ITEM 1.           Legal Proceedings                                                                        10

ITEM 2.           Changes in Securities and Use of Proceeds                                                10

ITEM 3.           Defaults Upon Senior Securities                                                          10

ITEM 4.           Submission of Matters to a Vote of Security Holders                                      10

ITEM 5.           Other Information                                                                        11

ITEM 6.           Exhibits and Reports on Form 8-K                                                         11

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   As of March 31, 2000 and December 31, 1999


                                                                                            March 31,     December 31,
                                                                                              2000            1999
                                                                                              ----            ----
                                                                                           (Unaudited)

                                         ASSETS

Current Assets:
   Cash and cash equivalents                                                                 $ 2,074,405     $ 3,883,708
   Accounts receivable, net                                                                   13,297,150      12,663,847
   Prepaid expenses and other current assets                                                   1,396,288       1,303,090
   Deferred tax assets                                                                           154,000         128,000
                                                                                             -----------     -----------
       Total current assets                                                                   16,921,843      17,978,645
                                                                                             -----------     -----------

Property and equipment, net                                                                    3,483,958       3,452,324

Goodwill, customer list and other intangibles, net                                            11,543,616      11,524,386
Investment in joint venture                                                                    1,758,937       2,002,032
Deferred tax assets                                                                              794,000         715,000
Other assets                                                                                   1,205,334       1,309,805
                                                                                             -----------     -----------
       Total assets                                                                         $ 35,707,688    $ 36,982,192
                                                                                            ============    ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                                           $ 131,000       $ 128,517
   Borrowings on credit facilities                                                                     -       2,000,000
   Accounts payable                                                                            2,864,590       2,670,676
   Accrued expenses and other current liabilities                                              1,781,792       1,590,778
   Income taxes payable                                                                          277,447         472,372
                                                                                             -----------     -----------
       Total current liabilities                                                               5,054,829       6,862,343
Long-term debt, net of current portion                                                           150,442         182,831
Note payable - stockholder                                                                        50,000          50,000
                                                                                             -----------     -----------
       Total liabilities                                                                       5,255,271       7,095,174
                                                                                             -----------     -----------
Stockholders' Equity:
   Common stock; $.01 par value. Authorized 15,000,000 shares; issued and outstanding
     5,671,337 shares in 2000 and 5,636,859 shares in 1999                                        56,713          56,369
   Additional paid-in capital                                                                 23,631,815      23,506,200
   Retained earnings                                                                           6,983,366       6,516,357
   Accumulated other comprehensive income                                                       (219,477)       (191,908)
                                                                                             -----------     -----------
       Total stockholders' equity                                                             30,452,417      29,887,018
                                                                                             -----------     -----------
       Total liabilities and stockholders' equity                                           $ 35,707,688    $ 36,982,192
                                                                                            ============    ============






            See notes to condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2000 and 1999




                                                                                              2000            1999
                                                                                              ----            ----
                                                                                           (Unaudited)     (Unaudited)

Revenues                                                                                    $ 13,416,861     $ 9,898,137

Direct costs                                                                                   5,005,809       3,143,247
                                                                                            ------------     -----------

     Gross Profit                                                                              8,411,052       6,754,890

Selling, general and administrative expenses                                                   7,638,918       5,939,189
                                                                                            ------------     -----------

     Operating income                                                                            772,134         815,701

Interest income, net                                                                              26,875          69,505
                                                                                            ------------     -----------

     Income before income taxes                                                                  799,009         885,206

Provision for income taxes                                                                       332,000         350,000
                                                                                            ------------     -----------

     Net income                                                                               $  467,009       $ 535,206
                                                                                            ============     ===========

Basic earnings per share                                                                      $     0.08       $    0.10
                                                                                            ============     ===========

Diluted earnings per share                                                                    $     0.08       $    0.09
                                                                                            ============     ===========



            See notes to condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2000 and 1999


                                                                                2000             1999
                                                                                ----             ----
                                                                             (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $  467,009       $ 535,206
                                                                            -----------     -----------
     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation and amortization                                              702,456         572,760
     Deferred income taxes                                                     (105,000)        (56,000)
     Equity loss from joint venture                                             243,095               -
     Changes in assets and liabilities, net of acquisitions
       Accounts receivable                                                     (717,054)      1,042,654
       Other assets                                                             104,471         191,603
       Prepaid expenses and other current assets                                (93,198)         62,862
       Accounts payable and accrued expenses                                    384,928        (520,861)
       Income taxes payable                                                    (194,925)       (917,596)
                                                                            -----------     -----------
          Net cash provided by operating activities                             791,782         910,628
                                                                            -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for acquisitions, net of cash acquired, and acquisition costs   (302,437)       (573,703)
     Purchases of property and equipment                                       (300,883)       (237,513)
                                                                            -----------     -----------
          Net cash used in investing activities                                (603,320)       (811,216)
                                                                            -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock in connection
       with the exercise of stock options                                        32,141          27,390
     Repayments of long term debt                                               (29,906)       (505,996)
     Payments on note payable - stockholder                                           -         (88,664)
     Payments on line of credit - bank                                       (2,000,000)       (200,000)
                                                                            -----------     -----------
          Net cash used in financing activities                              (1,997,765)       (767,270)
                                                                            -----------     -----------
          Net decrease in cash and cash equivalents                          (1,809,303)       (667,858)
Cash and cash equivalents at the beginning of period                          3,883,708       8,593,392
                                                                            -----------     -----------
Cash and cash equivalents at end of period                                  $ 2,074,405     $ 7,925,534
                                                                            ===========     ===========



            See notes to condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      Basis of presentation

The condensed consolidated financial statements included herein have been prepared by Medialink Worldwide Incorporated and Subsidiaries (collectively, the "Company" or "Medialink"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K filing for the year ended December 31, 1999.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three month periods ended March 31, 2000 and 1999. The results for the three month period ended March 31, 2000 are not necessarily indicative of the results expected for the full fiscal year.

(2)     Earnings per Share

Basic earnings per common share is computed using net income applicable to common stock and the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. The weighted average number of shares for the three month periods ended March 31, 2000 and 1999 are as follows:

Weighted Average Shares Outstanding

                                        For the three months ended March 31,
                                        -----------------------------------
                                          2000                    1999
                                          ----                    ----

         Basic                           5,645,942               5,490,374
                                         =========               =========

         Diluted                         6,012,921               5,924,134
                                         =========               =========

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

(3)      Comprehensive Income

The components of comprehensive income consist of the following:


                                                                       For the three months ended March 31,
                                                                       -----------------------------------
                                                                          2000                    1999
                                                                          ----                    ----

         Net income                                                     $467,009               $535,206

         Other comprehensive income (loss):
            Foreign currency translation
              adjustments                                                (27,569)              (140,832)
                                                                         -------               --------

         Comprehensive income                                           $439,440               $394,374
                                                                         =======               ========

Accumulated other comprehensive income at March 31, 2000 and December 31, 1999 consists of foreign currency translation adjustments.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

Three months ended March 31, 2000 compared to three months ended March 31, 1999

On March 12, 1999, through a wholly owned subsidiary, the Company acquired 100% of the outstanding shares of The Delahaye Group, Inc. ("Delahaye"). The acquisition, which was accounted for as a pooling of interests, was completed through the issuance of 185,666 shares of Medialink common stock valued at approximately $2,800,000. Accordingly, the following management discussion and analysis includes the combined results of operations, financial condition and cash flows as though Delahaye had always been part of Medialink for all periods presented.

Revenues increased by $3.52 million, or 36%, from $9.90 million in the three months ended March 31, 1999 ("1999") to $13.42 million in the three months ended March 31, 2000 ("2000"). This increase represented increases in production and live broadcast services of $927,000, internet services, which increased by $950,000, distribution services, which increased by $1.13 million and research and other services, which increased by $508,000.

Direct costs increased by $1.86 million, or 59%, from $3.14 million in 1999 to $5.01 million in 2000. Direct costs as a percentage of revenue increased from 32% in 1999 to 37% in 2000 mainly as a result of the increase in the proportion of revenue from internet services and production and live broadcast services to total revenue in 2000 as compared to 1999. Revenue on these projects generally have lower gross profit margins as compared with revenue on distribution and research services.

Selling, general and administrative expenses increased by $1.70 million or 29%, from $5.94 million in 1999 to $7.64 million in 2000. Included in the increase were costs related to Medialink's various investments including Newstream, a joint venture, Teletrax and NewsIQ. Selling, general and administrative expenses as a percentage of revenues were 57% and 60% for 2000 and 1999, respectively. Selling, general and administrative expenses in 1999 included approximately $350,000 of costs relating to the acquisition of Delahaye.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $87,000, or 6%, from $1.39 million in 1999 to $1.48 million in 2000. As a percentage of revenue, EBITDA was 11% and 14% in 2000 and 1999, respectively. The decrease is represented by the increase in revenue from internet, live broadcast and production services as a percentage of total revenue from 1999 to 2000.

Depreciation and amortization expense, which is included in general and administrative expenses, increased by $130,000, or 23%, from $573,000 in 1999 to $702,000 in 2000. The increase was due primarily to amortization expense arising from Medialink's various acquisitions.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)



As a result of the foregoing, operating income decreased by $44,000, or 5%, from $816,000 in 1999 to $772,000 in 2000. As a percentage of revenue, operating income was 6% and 8% in 2000 and 1999, respectively.

Interest and other income, net, decreased by $43,000 from $70,000 in 1999 to $27,000 in 2000 as a result of lower balances in cash and cash equivalents in 2000 as compared to 1999.

Income tax expense was calculated using Medialink's effective tax rates of 42% in 2000 and 40% in 1999. The increase in the rate reflects changes in state and local taxes as a result of differences in income earned in certain jurisdictions and the change in the proportion of tax-free investment income on investments to total income before taxes.

Net income decreased by $68,000 or 13%, from $535,000 in 1999 to $467,000 in 2000. Diluted earnings per share was $0.08 and $0.09 per share in 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Medialink has financed its operations primarily through cash generated from operations. Cash flow from operating activities amounted to $792,000 for the three month period ended March 31, 2000 and $911,000 for the comparable period in 1999. Capital expenditures which are primarily incurred to support the Company's sales and operations were $301,000 in 2000 and $238,000 in 1999. Medialink has no capital expenditure plans other than in the ordinary course of business. Cash flows related to investment in joint venture and the Company's various acquisitions amounted to $302,000 and $574,000 in 2000 and 1999, respectively.

As of March 31, 2000 Medialink had $2.07 million in cash and cash equivalents as compared to $3.88 million as of December 31, 1999. The decrease included the repayment of $2.00 million of the Company's line of credit balance. As of March 31, 2000 long-term debt was $150,000.

The Company believes that it has sufficient capital resources, including $10.00 million available under its line of credit facility, and cash flow from operations to fund its net cash needs for at least the next twelve months, including those related to the above-mentioned acquisitions.

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

         Through March 31, 2000, the registrant incurred expenses in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions of approximately $1,260,000; finders fees of $0; expenses paid to or for underwriters of $0; other expenses of approximately $1,160,000; and total expenses of approximately $2,420,000. These were direct or indirect payments to others. There were expenses of approximately $189,000 for underwriting discounts and commissions in connection with the sale of shares by selling stockholders, $0 for finders fees, $0 for expenses paid to or for underwriters and total expenses of approximately $189,000. These payments were direct or indirect payments to others.

         The net offering proceeds to the registrant, after deducting the total expenses described above, were $15,580,000. From January 29, 1997 to March 31, 2000, $14,137,466 of net offering proceeds were used for the acquisition of other businesses and $784,703 was used to pay down various debt balances acquired in the Delahaye acquisition. At March 31, 2000 the remaining proceeds were invested in temporary investments of which $657,831 was invested in tax free municipals. No proceeds were used for the construction of plant, building and facilities, the purchase and installation of machinery and equipment, the purchase of real estate, or working capital.

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


Dated: May 12, 2000