Form 10-Q
period 2000-06-30
MEDIALINK WORLDWIDE INC
filed 2000-08-14
CIK 812890

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on August 11, 2000:

            Common Stock - 5,701,177

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements                                                3

            Condensed Consolidated Balance Sheets as of June 30,
            2000 (unaudited) and December 31, 1999                          3

            Unaudited Condensed Consolidated Statements of Operations
            for the six months ended June 30, 2000 and 1999                 4

            Unaudited Condensed Consolidated Statements of Operations
            for the three months ended June 30, 2000 and 1999               5

            Unaudited Condensed Consolidated Statements of Cash Flows
            for the six months ended June 30, 2000 and 1999                 6

            Notes to Unaudited Condensed Consolidated Financial
            Statements                                                     7 - 8

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         9 - 12

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                  13

ITEM 2. Changes in Securities and Use of Proceeds                          13

ITEM 3. Defaults Upon Senior Securities                                    13

ITEM 4. Submission of Matters to a Vote of Security Holders                14

ITEM 5. Other Information                                                  14

ITEM 6. Exhibits and Reports on Form 8-K                                   14

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    As of June 30, 2000 and December 31, 1999

                                                                                June 30,        December 31,
                                                                                  2000              1999
                                                                                  ----              ----
                                                                               (Unaudited)
                                         ASSETS
Current Assets:
   Cash and cash equivalents                                                  $  1,647,645      $  3,883,708
   Accounts receivable, net                                                     15,821,138        12,271,664
   Prepaid expenses and other current assets                                     1,977,868         1,695,273
   Deferred tax assets                                                             173,000           128,000
                                                                              ------------      ------------
       Total current assets                                                     19,619,651        17,978,645
                                                                              ------------      ------------

Property and equipment, net                                                      3,623,934         3,452,324

Goodwill, customer list and other intangibles, net                              12,352,581        11,524,386
Investment in joint venture                                                      1,545,873         2,002,032
Deferred tax assets                                                                854,000           715,000
Other assets                                                                     1,422,700         1,309,805
                                                                              ------------      ------------
       Total assets                                                           $ 39,418,739      $ 36,982,192
                                                                              ============      ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                          $    112,000      $    128,517
   Borrowings on credit facilities                                                      --         2,000,000
   Accounts payable                                                              3,361,291         2,670,676
   Accrued expenses and other current liabilities                                3,489,554         1,590,778
   Income taxes payable                                                            957,644           472,372
                                                                              ------------      ------------
       Total current liabilities                                                 7,920,489         6,862,343
Long-term debt, net of current portion                                             139,535           182,831
Note payable - stockholder                                                          50,000            50,000
                                                                              ------------      ------------
       Total liabilities                                                         8,110,024         7,095,174
                                                                              ------------      ------------
Stockholders' Equity:
   Common stock; $.01 par value. Authorized 15,000,000 shares; issued and
     outstanding 5,701,177 shares in 2000 and  5,636,859 shares in 1999             57,012            56,369
   Additional paid-in capital                                                   23,674,375        23,506,200
   Retained earnings                                                             7,794,641         6,516,357
   Accumulated other comprehensive income                                         (217,313)         (191,908)
                                                                              ------------      ------------
       Total stockholders' equity                                               31,308,715        29,887,018
                                                                              ------------      ------------
       Total liabilities and stockholders' equity                             $ 39,418,739      $ 36,982,192
                                                                              ============      ============

            See notes to condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Six Months Ended June 30, 2000 and 1999

                                                         2000            1999
                                                         ----            ----
                                                     (Unaudited)     (Unaudited)

Revenues                                             $28,563,692     $21,717,188

Direct costs                                          10,605,185       7,094,274
                                                     -----------     -----------

     Gross Profit                                     17,958,507      14,622,914

Selling, general and administrative expenses          15,309,546      12,277,367
Loss from joint venture                                  498,095              --
                                                     -----------     -----------

     Operating income                                  2,150,866       2,345,547

Interest income, net                                      59,418         132,792
                                                     -----------     -----------

     Income before income taxes                        2,210,284       2,478,339

Provision for income taxes                               932,000       1,000,000
                                                     -----------     -----------

     Net income                                      $ 1,278,284     $ 1,478,339
                                                     ===========     ===========

Basic earnings per share                             $      0.23     $      0.27
                                                     ===========     ===========

Diluted earnings per share                           $      0.21     $      0.25
                                                     ===========     ===========

            See notes to condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2000 and 1999

                                                        2000            1999
                                                        ----            ----
                                                     (Unaudited)     (Unaudited)

Revenues                                             $15,146,831     $11,819,051

Direct costs                                           5,599,376       3,951,027
                                                     -----------     -----------

     Gross Profit                                      9,547,455       7,868,024

Selling, general and administrative expenses           7,913,723       6,338,178
Loss from joint venture                                  255,000              --
                                                     -----------     -----------

     Operating income                                  1,378,732       1,529,846

Interest income, net                                      32,543          63,287
                                                     -----------     -----------

     Income before income taxes                        1,411,275       1,593,133

Provision for income taxes                               600,000         650,000
                                                     -----------     -----------

     Net income                                      $   811,275     $   943,133
                                                     ===========     ===========

Basic earnings per share                             $      0.14     $      0.17
                                                     ===========     ===========

Diluted earnings per share                           $      0.14     $      0.16
                                                     ===========     ===========

            See notes to condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2000 and 1999

                                                                                 2000             1999
                                                                                 ----             ----
                                                                              (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                  $ 1,278,284      $ 1,478,339
                                                                              -----------      -----------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                                                 1,449,959        1,107,796
  Deferred income taxes                                                          (184,000)        (189,000)
  Equity loss from joint venture                                                  498,095               --
  Changes in assets and liabilities, net of acquisitions
    Accounts receivable                                                        (3,611,517)        (996,463)
    Other assets                                                                 (112,895)        (208,844)
    Prepaid expenses and other current assets                                    (282,595)          26,643
    Accounts payable and accrued expenses                                       1,882,191         (460,368)
    Income taxes payable                                                          485,272         (680,596)
                                                                              -----------      -----------
      Net cash provided by operating activities                                 1,402,794           77,507
                                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions, net of cash acquired, and acquisition costs      (1,001,138)        (573,704)
  Purchase of property and equipment                                             (678,362)        (401,582)
                                                                              -----------      -----------
     Net cash used in investing activities                                     (1,679,500)        (975,286)
                                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock in connection
    with the exercise of stock options                                            100,456           50,914
  Repayments of long term debt                                                    (59,813)        (534,703)
  Payments on note payable - stockholder                                               --          (88,664)
  Payments on line of credit - bank                                            (2,000,000)        (200,000)
                                                                              -----------      -----------
      Net cash used in financing activities                                    (1,959,357)        (772,453)
                                                                              -----------      -----------
      Net decrease in cash and cash equivalents                                (2,236,063)      (1,670,232)
  Cash and cash equivalents at the beginning of period                          3,883,708        8,593,392
                                                                              -----------      -----------
  Cash and cash equivalents at end of period                                  $ 1,647,645      $ 6,923,160
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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the six and three month periods ended June 30, 2000 and 1999. The results for the six and three month periods ended June 30, 2000 are not necessarily indicative of the results expected for the full fiscal year.

(2) Earnings per Share

Basic earnings per common share is computed using net income applicable to common stock and the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. The weighted average number of shares for the six and three month periods ended June 30, 2000 and 1999 are as follows:

Weighted Average Shares Outstanding

                                       For the six months ended June 30,
                                       ---------------------------------
                                              2000          1999
                                              ----          ----

      Basic                                 5,671,033     5,505,188
                                            =========     =========

      Diluted                               5,977,085     5,970,188
                                            =========     =========

                                      For the three months ended June 30,
                                      -----------------------------------
                                              2000          1999
                                              ----          ----

      Basic                                 5,696,124     5,520,001
                                            =========     =========

      Diluted                               5,930,490     6,028,998
                                            =========     =========

(3)   Comprehensive Income

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of comprehensive income consist of the following:

                                           For the six months ended June 30,
                                           ---------------------------------
                                                 2000            1999
                                                 ----            ----

      Net income                             $ 1,278,284      $ 1,478,339

      Other comprehensive income (loss):
         Foreign currency translation
           adjustments                           (25,405)        (210,573)
                                             -----------      -----------

      Comprehensive income                   $ 1,252,879      $ 1,267,766
                                             ===========      ===========

                                           For the three months ended June 30,
                                           -----------------------------------
                                                 2000            1999
                                                 ----            ----

      Net income                             $   811,275      $   943,133

      Other comprehensive income (loss):
         Foreign currency translation
           adjustments                             2,164          (69,741)
                                             -----------      -----------

      Comprehensive income                   $   813,439      $   873,392
                                             ===========      ===========

Accumulated other comprehensive income at June 30, 2000 and December 31, 1999 consists of foreign currency translation adjustments.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Six months ended June 30, 2000 compared to six months ended June 30, 1999

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

Revenues increased by $6.85 million, or 32%, from $21.72 million in the six months ended June 30, 1999 ("1999") to $28.56 million in the six months ended June 30, 2000 ("2000"). This increase represented increases in production and live broadcast services of $2.10 million, internet services, which increased by $1.78 million, distribution services, which increased by $1.85 million and research and other services, which increased by $1.12 million.

Direct costs increased by $3.51 million, or 49%, from $7.09 million in 1999 to $10.61 million in 2000. Direct costs as a percentage of revenue increased from 33% in 1999 to 37% in 2000 mainly as a result of the increase in the proportion of revenue from internet services and production and live broadcast services to total revenue in 2000 as compared to 1999. Revenue on these projects generally has lower gross profit margins as compared with revenue on distribution and research services.

Selling, general and administrative expenses increased by $3.53 million or 29%, from $12.28 million in 1999 to $15.81 million in 2000. Included in the increase were costs related to Medialink's various investments including a loss of $499,000 from Joint Venture (Newstream) as well as additional costs related to Teletrax and NewsIQ. Selling, general and administrative expenses as a percentage of revenue were 55% and 57% for 2000 and 1999, respectively. Selling, general and administrative expenses in 1999 included approximately $350,000 of costs relating to the acquisition of Delahaye.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $148,000, or 4%, from $3.45 million in 1999 to $3.60 million in 2000. As a percentage of revenue, EBITDA was 13% and 16% in 2000 and 1999, respectively. The decrease is represented by lower gross margins related to the increase in revenue from internet, live broadcast and production services as a percentage of total revenue from 1999 to 2000.

Depreciation and amortization expense, which is included in general and administrative expenses, increased by $342,000, or 31%, from $1.11 million in 1999 to $1.45 million in 2000. The increase was due primarily to amortization expense arising from Medialink's various acquisitions.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As a result of the foregoing, operating income decreased by $195,000, or 8%, from $2.35 million in 1999 to $2.15 million in 2000. As a percentage of revenue, operating income was 8% and 11% in 2000 and 1999, respectively.

Interest and other income, net, decreased by $73,000 from $133,000 in 1999 to $59,000 in 2000 as a result of lower balances in cash and cash equivalents in 2000 as compared to 1999.

Income tax expense was calculated using Medialink's effective tax rates of 42% in 2000 and 40% in 1999. The increase in the rate reflects changes in state and local taxes as a result of differences in income earned in certain jurisdictions, the change in the proportion of tax-free investment income on investments to total income before taxes and the increase in certain goodwill amortization not deductible for tax purposes.

Net income decreased by $200,000 or 14%, from $1.48 million in 1999 to $1.28 million in 2000. Diluted earnings per share was $0.21 and $0.25 per share in 2000 and 1999, respectively.

Three months ended June 30, 2000 compared to three months ended June 30, 1999

Revenues increased by $3.33 million, or 28%, from $11.82 million in the three months ended June 30, 1999 ("the 1999 Quarter") to $15.15 million in the three months ended June 30, 2000 ("the 2000 Quarter"). This increase represented increases in production and live broadcast services of $1.17 million, internet services, which increased by $826,000, distribution services, which increased by $713,000 and research and other services, which increased by $619,000.

Direct costs increased by $1.65 million, or 42%, from $3.95 million in the1999 Quarter to $5.60 million in the 2000 Quarter. Direct costs as a percentage of revenue increased from 33% in the 1999 Quarter to 37% in the 2000 Quarter mainly as a result of the increase in the proportion of revenue from internet services and production and live broadcast services to total revenue in the 2000 Quarter as compared to the 1999 Quarter. Revenue on these projects generally has lower gross profit margins as compared with revenue on distribution and research services.

Selling, general and administrative expenses increased by $1.83 million or 29%, from $6.34 million in the 1999 Quarter to $8.17 million in the 2000 Quarter. Included in the increase were costs related to Medialink's various investments including a loss of $255,000 from Joint Venture (Newstream) as well as additional costs related to Teletrax and NewsIQ. Selling, general and administrative expenses as a percentage of revenue were 54% for both the 2000 and 1999 Quarters.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EBITDA increased by $61,000, or 3%, from $2.06 million in the 1999 Quarter to $2.13 million in the 2000 Quarter. As a percentage of revenue, EBITDA was 14% and 17% in the 2000 Quarter and the 1999 Quarter, respectively. This decrease arose primarily as a result of the increase in revenues from lower margin internet, live broaadcast and production services, as a percentage of total revenue from the 1999 Quarter to the 2000 Quarter.

Depreciation and amortization expense, which is included in general and administrative expenses, increased by $213,000, or 40%, from $535,000 in the 1999 Quarter to $748,000 in the 2000 Quarter. The increase was due primarily to amortization expense arising from Medialink's various acquisitions.

As a result of the foregoing, operating income decreased by $151,000, or 10%, from $1.53 million in the 1999 Quarter to $1.38 million in the 2000 Quarter. As a percentage of revenue, operating income was 9% and 13% in the 2000 Quarter and the 1999 Quarter, respectively.

Interest and other income, net, decreased by $30,000 from $63,000 in the 1999 Quarter to $33,000 in the 2000 Quarter as a result of lower balances in cash and cash equivalents in the 2000 Quarter as compared to the 1999 Quarter.

Income tax expense was calculated using Medialink's effective tax rates of 43% in the 2000 Quarter and 41% in the 1999 Quarter. The increase in the rate reflects changes in state and local taxes as a result of differences in income earned in certain jurisdictions, the change in the proportion of tax-free investment income on investments to total income before taxes and the increase in certain goodwill amortization not deductible for tax purposes.

Net income decreased by $132,000 or 14%, from $943,000 in the 1999 Quarter to $811,000 in the 2000 Quarter. Diluted earnings per share was $0.14 and $0.16 per share in the 2000 Quarter and the 1999 Quarter, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Medialink has financed its operations primarily through cash generated from operations. Cash flow from operating activities amounted to $1.40 million for the six month period ended June 30, 2000 and $78,000 for the comparable period in 1999. Capital expenditures which are primarily incurred to support the Company's sales and operations were $678,000 in 2000 and $402,000 in 1999. Medialink has no capital expenditure plans other than in the ordinary course of business. Cash flows related to investment in joint venture and the Company's various acquisitions amounted to $1.00 million and $574,000 in 2000 and 1999, respectively.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As of June 30, 2000 Medialink had $1.65 million in cash and cash equivalents as compared to $3.88 million as of December 31, 1999. The decrease included the repayment of $2 million of the Company's line of credit balance. As of June 30, 2000 long-term debt was $140,000.

The Company believes that it has sufficient capital resources, including $10 million available under its line of credit facility, and cash flow from operations to fund its net cash needs for at least the next twelve months, including those related to the above-mentioned acquisitions.

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

      Through June 30, 2000, the registrant incurred expenses in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions of approximately $1,260,000; finders fees of $0; expenses paid to or for underwriters of $0; other expenses of approximately $1,160,000; and total expenses of approximately $2,420,000. These were direct or indirect payments to others. There were expenses of approximately $189,000 for underwriting discounts and commissions in connection with the sale of shares by selling stockholders, $0 for finders fees, $0 for expenses paid to or for underwriters and total expenses of approximately $189,000. These payments were direct or indirect payments to others.

      The net offering proceeds to the registrant, after deducting the total expenses described above, were $15,580,000. From January 29, 1997 to June 30, 2000, $14,795,297 of net offering proceeds were used for the acquisition of other businesses and $784,703 was used to pay down various debt balances acquired in the Delahaye acquisition. At June 30, 2000 there were no remaining proceeds. No proceeds were used for the construction of plant, building and facilities, the purchase and installation of machinery and equipment, the purchase of real estate, or working capital.

      ITEM 3. Defaults Upon Senior Securities.

                  None

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

      ITEM 4. Submission of Matters to a Vote of Security Holders.

      An annual meeting of security holders was held on June 8, 2000. The Company solicited proxies and 5,260,813 shares were present in person and by proxy. Set forth is the number of votes cast for, against, withheld or abstainedas to each item voted upon.

      (i) Election of Three Directors to serve for a three-year term expiring at the annual meeting in 2003 and until their successors are elected and qualified.

            Nominee                       For              Authority Withhold
            -------                       ---              ------------------

            J. Graeme McWhirter        4,761,195                 499,618
            James J. O'Neill           4,770,670                 490,143
            Paul Sagan                 4,771,100                 489,713

      (ii) Amendment of the Company's Amended and Restated Stock Option Plan to increase by 500,000 the number of shares of Common Stock reserved for issuance thereunder.

                            For                Against             Abstain
                            ---                -------             -------
                         2,152,126            1,742,002             3,257

      (iii) Ratification of the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ended December 31, 2000.

                             For               Against             Abstain
                             ---               -------             -------
                          5,238,481             20,420              1,912

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

Dated: August 11, 2000