Form 10-Q
period 2000-09-30
MEDIALINK WORLDWIDE INC
filed 2000-11-14
CIK 812890

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on November 10, 2000:

                  Common Stock - 5,726,009

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

ITEM 1.           Financial Statements                                                         3

                  Condensed Consolidated Balance Sheets as of September 30,
                  2000 (unaudited) and December 31, 1999                                       3

                  Unaudited Condensed Consolidated Statements of Operations
                  for the nine months ended September 30, 2000 and 1999                        4

                  Unaudited Condensed Consolidated Statements of Operations
                  for the three months ended September 30, 2000 and 1999                       5

                  Unaudited Condensed Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 2000 and 1999                        6

                  Notes to Unaudited Condensed Consolidated Financial Statements             7 - 9

ITEM 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 10 - 13

PART II. OTHER INFORMATION

ITEM 1.           Legal Proceedings                                                           14

ITEM 2.           Changes in Securities and Use of Proceeds                                   14

ITEM 3.           Defaults Upon Senior Securities                                             14

ITEM 4.           Submission of Matters to a Vote of Security Holders                         14

ITEM 5.           Other Information                                                           14

ITEM 6.           Exhibits and Reports on Form 8-K                                            14

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 As of September 30, 2000 and December 31, 1999

                                                                        September 30,      December 31,
                                                                            2000               1999
                                                                            ----               ----
                                                                         (Unaudited)
                               ASSETS
Current Assets:
   Cash and cash equivalents                                           $   2,733,105       $ 3,883,708
   Accounts receivable, net                                               14,115,385        12,271,664
   Prepaid expenses and other current assets                               1,954,154         1,695,273
   Deferred tax assets                                                       199,000           128,000
                                                                       -------------     -------------
       Total current assets                                               19,001,644        17,978,645
                                                                       -------------     -------------

Property and equipment, net                                                4,148,884         3,452,324

Goodwill, customer list and other intangibles, net                        12,209,717        11,524,386
Investment in joint venture                                                1,264,873         2,002,032
Deferred tax assets                                                          929,000           715,000
Other assets                                                               1,532,026         1,309,805
                                                                       -------------     -------------
       Total assets                                                    $  39,086,144     $  36,982,192
                                                                       =============     =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                       $ 107,942         $ 128,517
   Borrowings on credit facilities                                                 -         2,000,000
   Accounts payable                                                        3,441,740         2,670,676
   Accrued expenses and other current liabilities                          2,421,081         1,590,778
   Income taxes payable                                                    1,070,566           472,372
                                                                       -------------     -------------
       Total current liabilities                                           7,041,329         6,862,343
Long-term debt, net of current portion                                       119,686           182,831
Note payable - stockholder                                                    50,000            50,000
                                                                       -------------     -------------
       Total liabilities                                                   7,211,015         7,095,174
                                                                       -------------     -------------
Stockholders' Equity:
   Common stock; $.01 par value. Authorized 15,000,000 shares;
     issued and outstanding 5,726,009 shares in 2000 and
     5,636,859 shares in 1999                                                 57,260            56,369
   Additional paid-in capital                                             23,706,242        23,506,200
   Retained earnings                                                       8,329,666         6,516,357
   Accumulated other comprehensive income                                   (218,039)         (191,908)
                                                                       -------------     -------------
       Total stockholders' equity                                         31,875,129        29,887,018
                                                                       -------------     -------------
       Total liabilities and stockholders' equity                      $  39,086,144     $  36,982,192
                                                                       =============     =============

            See notes to condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 2000 and 1999


                                                          2000             1999
                                                          ----             ----
                                                      (Unaudited)      (Unaudited)
Revenues                                              $ 42,345,848    $ 32,228,652

Direct costs                                            15,431,252      10,934,011
                                                      ------------    ------------

     Gross Profit                                       26,914,596      21,294,641

Selling, general and administrative expenses            23,111,099      18,932,176
Loss from joint venture                                    774,000               -
                                                      ------------    ------------

     Operating income                                    3,029,497       2,362,465

Interest income, net                                        88,812         187,339
                                                      ------------    ------------

     Income before income taxes                          3,118,309       2,549,804

Provision for income taxes                               1,305,000       1,030,000
                                                      ------------    ------------

     Net income                                       $  1,813,309    $  1,519,804
                                                      ============    ============

Basic earnings per share                              $       0.32    $       0.28
                                                      ============    ============

Diluted earnings per share                            $       0.30    $       0.25
                                                      ============    ============

            See notes to condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 2000 and 1999

                                                             2000           1999
                                                             ----           ----
                                                         (Unaudited)     (Unaudited)
Revenues                                                $ 13,782,156    $ 10,511,465

Direct costs                                               4,826,067       3,839,736
                                                        ------------    ------------

     Gross Profit                                          8,956,089       6,671,729

Selling, general and administrative expenses               7,801,553       6,654,810
Loss from joint venture                                      275,905               -
                                                        ------------    ------------

     Operating income                                        878,631          16,919

Interest income, net                                          29,394          54,547
                                                        ------------    ------------

     Income before income taxes                              908,025          71,466

Provision for income taxes                                   373,000          30,000
                                                        ------------    ------------

     Net income                                         $    535,025    $     41,466
                                                        ============    ============

Basic earnings per share                                $       0.09    $       0.01
                                                        ============    ============

Diluted earnings per share                              $       0.09    $       0.01
                                                        ============    ============

            See notes to condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2000 and 1999

                                                                        2000              1999
                                                                        ----              ----
                                                                    (Unaudited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                     $  1,813,309      $ 1,519,804
                                                                    ------------      -----------
     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation and amortization                                     2,136,523        1,705,604
     Deferred income taxes                                              (285,000)        (189,000)
     Equity loss from joint venture                                      774,000                -
     Changes in assets and liabilities, net of acquisitions
       Accounts receivable                                            (1,921,375)      (1,269,855)
       Other assets                                                     (222,221)        (469,410)
       Prepaid expenses and other current assets                        (258,881)         233,572
       Accounts payable and accrued expenses                           1,154,167         (704,861)
       Income taxes payable                                              598,194         (650,596)
                                                                    ------------      -----------
          Net cash provided by operating activities                    3,788,716          175,258
                                                                    ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for acquisitions, net of cash acquired,
       and acquisition costs                                          (1,492,051)      (2,955,009)
     Investment in joint venture                                               -       (2,235,869)
     Purchases of property and equipment                              (1,466,004)        (610,589)
                                                                    ------------      -----------
          Net cash used in investing activities                       (2,958,055)      (5,801,467)
                                                                    ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock in connection
       with the exercise of stock options                                102,456          421,356
     Repayments of long term debt                                        (83,720)        (563,409)
     Payments on note payable - stockholder                                    -          (88,664)
     Payments on line of credit - bank                                (2,000,000)        (200,000)
                                                                    ------------      -----------
          Net cash used in financing activities                       (1,981,264)        (430,717)
                                                                    ------------      -----------
          Net decrease in cash and cash equivalents                   (1,150,603)      (6,056,926)
Cash and cash equivalents at the beginning of period                   3,883,708        8,593,392
                                                                    ------------      -----------
Cash and cash equivalents at end of period                          $  2,733,105      $ 2,536,466
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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the nine and three month periods ended September 30, 2000 and 1999. The results for the nine and three month periods ended September 30, 2000 are not necessarily indicative of the results expected for the full fiscal year.


(2)     Earnings per Share

Basic earnings per common share is computed using net income applicable to common stock and the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. The weighted average number of shares for the nine and three month periods ended September 30, 2000 and 1999 are as follows:

Weighted Average Shares Outstanding

                                   For the nine months ended September 30,
                                   --------------------------------------
                                         2000                    1999
                                         ----                    ----

         Basic                         5,685,157               5,519,695
                                       =========               =========

         Diluted                       5,957,177               5,986,645
                                       =========               =========

                                  For the three months ended September 30,
                                  ---------------------------------------
                                         2000                    1999
                                         ----                    ----

         Basic                         5,713,405               5,548,710
                                       =========               =========

         Diluted                       5,903,525               6,019,529
                                       =========               =========

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

(3)      Comprehensive Income

The components of comprehensive income consist of the following:

                                                   For the nine months ended September 30,
                                                   --------------------------------------
                                                         2000                    1999
                                                         ----                    ----
         Net income                                   $1,813,309              $1,519,804

         Other comprehensive income (loss):
            Foreign currency translation
              adjustments                                (26,131)                (88,705)
                                                      ----------              ----------

         Comprehensive income                         $1,787,178              $1,431,099
                                                      ==========              ==========

                                                    For the three months ended September 30,
                                                    ---------------------------------------
                                                          2000                    1999
                                                          ----                    ----
         Net income                                     $535,025                 $41,466

         Other comprehensive income (loss):
            Foreign currency translation
              adjustments                                   (726)                121,868
                                                      ----------                --------

         Comprehensive income                           $534,299                $163,334
                                                      ==========                ========

Accumulated other comprehensive income at September 30, 2000 and December 31, 1999 consists of foreign currency translation adjustments.


(4)      Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and hedging activities. In June 1999, SFAS No. 137 was issued which delayed the effective date of SFAS No. 133 to January 1, 2001. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133" which intended to simplify the accounting for derivatives under SFAS 133 and is effective upon adoption of SFAS 133. Our management has not yet determined the impact of adopting SFAS 133 as amended.

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statement" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101, no later than the fourth quarter of 2000. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

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

Revenues increased by $10.12 million, or 31%, from $32.23 million in the nine months ended September 30, 1999 ("1999") to $42.35 million in the nine months ended September 30, 2000 ("2000"). This increase represented increases in production and live broadcast services of $3.02 million, internet services, which increased by $2.71 million, distribution services, which increased by $2.12 million and research and other services, which increased by $2.27 million.

Direct costs increased by $4.50 million, or 41%, from $10.93 million in 1999 to $15.43 million in 2000. Direct costs as a percentage of revenue increased from 34% in 1999 to 36% in 2000 mainly as a result of the increase in the proportion of revenue from internet services and production and live broadcast services to total revenue in 2000 as compared to 1999. Revenue on these projects generally has lower gross profit margins as compared with revenue on distribution and research services.

Selling, general and administrative expenses and loss from joint venture increased by $4.95 million or 26%, from $18.93 million in 1999 to $23.89 million in 2000. Included in the increase were costs related to Medialink's various investments including Teletrax and NewsIQ. Selling, general and administrative expenses as a percentage of revenue were 56% and 59% for 2000 and 1999, respectively. Selling, general and administrative expenses in 1999 included approximately $350,000 of costs relating to the acquisition of Delahaye.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $1.09 million, or 27%, from $4.07 million in 1999 to $5.16 million in 2000. As a percentage of revenue, EBITDA was 12% and 13% in 2000 and 1999, respectively. The decrease is represented by lower gross margins related to the increase in revenue from internet, live broadcast and production services as a percentage of total revenue from 1999 to 2000.

Depreciation and amortization expense, which is included in general and administrative expenses, increased by $425,000, or 25%, from $1.71 million in 1999 to $2.14 million in 2000. The increase was due primarily to amortization expense arising from earn out payments on Medialink's various acquisitions.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


As a result of the foregoing, operating income increased by $667,000, or 28%, from $ 2.36 million in 1999 to $3.03 million in 2000. As a percentage of revenue, operating income was 7% for both 2000 and 1999.

Interest and other income, net, decreased by $99,000 from $187,000 in 1999 to $89,000 in 2000 as a result of lower balances in cash and cash equivalents in 2000 as compared to 1999.

Income tax expense was calculated using Medialink's effective tax rates of 42% in 2000 and 40% in 1999. The increase in the rate reflects changes in state and local taxes as a result of differences in income earned in certain jurisdictions, the change in the proportion of tax-free income on investments to total income before taxes and the increase in certain goodwill amortization not deductible for tax purposes.

Net income increased by $294,000 or 19%, from $1.52 million in 1999 to $1.81 million in 2000. Diluted earnings per share was $0.30 and $0.25 per share in 2000 and 1999, respectively.


Three months ended September 30, 2000 compared to three months ended September 30, 1999

Revenues increased by $3.27 million, or 31%, from $10.51 million in the three months ended September 30, 1999 ("the 1999 Quarter") to $13.78 million in the three months ended September 30, 2000 ("the 2000 Quarter"). This increase represented increases in research and other services of $1.14 million, production and live broadcast services, which increased by $919,000, internet services, which increased by $935,000 and distribution services, which increased by $274,000.

Direct costs increased by $986,000, or 26%, from $3.84 million in the 1999 Quarter to $4.83 million in the 2000 Quarter. Direct costs as a percentage of revenue decreased from 37% in the 1999 Quarter to 35% in the 2000 Quarter mainly as a result of the increase in the proportion of revenue from research and other services to total revenue in the 2000 Quarter as compared to the 1999 Quarter. Revenue on these projects generally has higher gross profit margins as compared with revenue on production and live services.

Selling, general and administrative expenses and loss from joint venture increased by $1.42 million or 21%, from $6.65 million in the 1999 Quarter to $8.08 million in the 2000 Quarter. Included in the increase were costs related to Medialink's various investments including Teletrax and NewsIQ. Selling, general and administrative expenses as a percentage of revenue were 59% and 63% for the 2000 and 1999 Quarters, respectively.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


EBITDA increased by $944,000, or 153%, from $616,000 in the 1999 Quarter to $1.56 million in the 2000 Quarter. As a percentage of revenue, EBITDA was 11% and 6% in the 2000 Quarter and the 1999 Quarter, respectively. The increase is represented by higher gross margins in the 2000 Quarter compared to the 1999 Quarter.

Depreciation and amortization expense, which is included in general and administrative expenses, increased by $82,000, or 14%, from $599,000 in the 1999 Quarter to $681,000 in the 2000 Quarter. The increase was due primarily to amortization expense arising from earn out payments on Medialink's various acquisitions.

As a result of the foregoing, operating income increased by $862,000, from $17,000 in the 1999 Quarter to $879,000 in the 2000 Quarter. As a percentage of revenue, operating income was 6.4% and less than 1% in the 2000 Quarter and the 1999 Quarter, respectively.

Interest and other income, net, decreased by $25,000 from $55,000 in the 1999 Quarter to $29,000 in the 2000 Quarter as a result of lower balances in cash and cash equivalents in the 2000 Quarter as compared to the 1999 Quarter.

Income tax expense was calculated using Medialink's effective tax rates of 41% in the 2000 Quarter and 42% in the 1999 Quarter. The increase in the rate reflects changes in state and local taxes as a result of differences in income earned in certain jurisdictions, the change in the proportion of tax-free income on investments to total income before taxes and the increase in certain goodwill amortization not deductible for tax purposes.

Net income increased by $494,000, from $41,000 in the 1999 Quarter to $535,000 in the 2000 Quarter. Diluted earnings per share was $0.09 and $0.01 per share in the 2000 Quarter and the 1999 Quarter, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Medialink has financed its operations primarily through cash generated from operations. Cash flow from operating activities amounted to $3.79 million for the nine month period ended September 30, 2000 and $175,000 for the comparable period in 1999. Capital expenditures which are primarily incurred to support the Company's sales and operations were $1.47 million in 2000 and $611,000 in 1999. Medialink has no capital expenditure plans other than in the ordinary course of business. Cash flows related to investment in joint venture and earn out payments on the Company's various acquisitions amounted to $1.49 million and $5.19 million in 2000 and 1999, respectively.

As of September 30, 2000 Medialink had $2.73 million in cash and cash equivalents as compared to $3.88 million as of December 31, 1999. The decrease included the repayment of $2.00 million of the Company's line of credit balance. As of September 30, 2000 long-term debt was $228,000.

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

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

         PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings.
                             None


         ITEM 2.  Changes in Securities and Use of Proceeds.
                             None


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



Dated: November 10, 2000