Form 10-K
period 2000-12-31
MEDIALINK WORLDWIDE INC
filed 2001-04-02
CIK 812890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant amounted to $14,826,802 at the close of business on March 26, 2001.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on March 26, 2001: Common Stock - 5,773,893.

                       DOCUMENTS INCORPORATED BY REFERENCE

Applicable portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2001 are incorporated by reference in Part III of this Form.

ITEM 1. BUSINESS.

GENERAL

Medialink Worldwide Incorporated ("Medialink") is the global leader in providing comprehensive and compelling multi-media communication solutions and services for more than 3,000 corporations and other organizations seeking to communicate news to their audiences through television, radio, print and the Internet. The company provides creative production and satellite distribution of video and audio news to more than 1,000 television stations worldwide and to more than 2,500 radio stations. Additionally, the Company provides press release newswire distribution and photography production and digital distribution to more than 1,000 newspapers, magazines and wire services bureaus and to more than 6,500 Internet news sites through its Newstream.com joint venture. Medialink also offers its clientele multi-media webcasting services and strategic corporate communications consulting. Furthermore, Medialink provides media monitoring, analysis and public relations research to help clients determine the effectiveness and return on investment of their communications efforts.

The Company seeks to capitalize on the growing demand for the services related to the production, distribution and analysis of video, audio and print news content, without assuming the ownership risk of operating any specific television or radio stations. The primary users of the Company's services are corporations, public relations agencies, advertising agencies and other organizations that generally choose to outsource such services, due to the sporadic demand of any single service and the high fixed costs associated with the production and distribution of the services.

Strategy

The Company's core strategy is to be the leading, worldwide provider of comprehensive and compelling multi-media communication solutions and services. The key components of the Company's growth strategy include:

o Developing New Value-Added Services - Combine in-house expertise with expanded design, consulting, and creative capabilities to deliver a broader range of services, including expansion of monitoring technology, research and providing creative streaming media solutions.

o Leverage Its Existing Client Base - Expand top-line growth through cross-selling programs throughout the Company.

o Expand Geographically - Aggressively expand its international sales force and production capabilities to increase customer base.

o Acquisitions, Strategic Alliances and Investments - Selectively seek acquisitions, partnerships and strategic investments in order to enhance capabilities and/or customer reach.

PROVIDING VALUE-ADDED SERVICES

--------------------------------------------------------------------------------------------------------------------------
                                   MEDIALINK WORLDWIDE INCORPORATED SERVICE OFFERINGS
--------------------------------------------------------------------------------------------------------------------------
    Production and Live Broadcast               Distribution                    Internet             Research/Analysis
--------------------------------------------------------------------------------------------------------------------------
o     Video and Audio News              o     Video and Audio          o     Cyber Media Tours      o     Competitive
      Release Production:                     News Release                                                Analysis
         Domestic                             Distribution and
         International                        Monitoring:
                                                 Domestic
                                                 International
--------------------------------------------------------------------------------------------------------------------------
o     Live Broadcasts:                  o     Press Release            o     Webcasting             o     News Coverage
         Satellite Media Tours                Distribution                                                Analysis
         Radio Media Tours
         Special Event
           Broadcasts
         Video Conferences
         Audio Conferences
--------------------------------------------------------------------------------------------------------------------------
o     Electronic Press Kits             o     Still Photography &      o     Web Releases           o     Campaign
                                              Digital Distribution                                        Effectiveness
--------------------------------------------------------------------------------------------------------------------------
o     Public Service                                                   o     Newstream.com          o     Performance
      Announcements                                                                                       Benchmarking
--------------------------------------------------------------------------------------------------------------------------
o     Corporate Videos                                                 o     WirePix                o     Syndicated
                                                                             Distribution                 Research Studies
--------------------------------------------------------------------------------------------------------------------------
                                                                                                    o     Media Audits
--------------------------------------------------------------------------------------------------------------------------
                                                                                                    o     Strategic
                                                                                                          Communications
                                                                                                          Consulting and
                                                                                                          Crisis
--------------------------------------------------------------------------------------------------------------------------

The Company began offering production - in addition to distribution - of video news releases in 1994 and has since developed a full range of video, audio, Internet, still photography and print services which it now provides on a global basis. Medialink enables its clients to reach more than 3,500 newsrooms at television and radio networks, local stations, cable channels, direct broadcast satellite systems, as well as more than 6,500 online multimedia newsrooms.

The Company's expanded service offerings have evolved from its core business - the satellite distribution of video news releases ("VNR") and the electronic monitoring of their broadcasts on television. A VNR is a television news story that carefully communicates an entity's public relations or corporate message. It is paid for by the corporation or organization seeking to announce news and is delivered without charge to the media. Ultimately, a VNR is the television equivalent of a printed press release, transforming the printed word into the sound and pictures television newsrooms can immediately use in programming. Produced in broadcast news style, VNRs relay the news of a product launch, medical discovery, corporate merger event, timely feature or breaking news directly to television news decision-makers who may use the video and audio material in full or edited form. Most major television stations in the world now use VNRs, some on a regular basis. The Company offers VNR and Audio News Release ("ANR") production services worldwide. Working closely with clients, Medialink's team of highly experienced broadcast and network radio professionals instantly translates clients' messages into effective video or audio news stories. All aspects of production, including scripting, editing, narration and sound bites of the news story are custom-built and designed to reach specifically targeted audiences.

The Company also produces and coordinates live broadcast services include Satellite Media Tours ("SMT"), Radio Media Tours ("RMT"), audio and video news conferences and special-event broadcasts. SMTs consist of a sequence of one-on-one satellite interviews with a series of pre-booked television reporters across the country or around the world. Typical SMT applications include, among others, an interview with an author, performer, executive or other spokesperson promoting an upcoming event, product, movie or book release. SMTs generally are conducted from a studio but can originate from remote locations and may be aired live by the television station or recorded for a later airing. Similar to SMTs, Medialink offers RMTs targeted to radio stations across the country or around the world.

The acceptance of digital audio and video media is driving the next Internet evolution. Companies are seeking to leverage the Internet by creating content rich Web destinations while controlling overhead and production costs. In 1999, Medialink created Newstream.com, a joint venture with Business Wire, a leading distributor of text-based press releases. Newstream.com delivers multimedia assets to more than 6,500 online news and information Web sites that increasingly need streaming video, audio, presentations, and graphics to be competitive. During its first year of operations, Newstream.com experienced strong growth. Newstream.com's activities reached its highest levels during the fourth quarter of 2000 with a 37% increase in project activity over its third quarter. Some of the clients utilizing Newstream.com include 20th Century Fox, American Express, AOL/TimeWarner and General Motors. By the end of 2000, Newstream.com had approximately 27,000 registered users, including 11,000 online journalists from among the more than 6,500 newsrooms worldwide.

As webcasting continues to gain momentum throughout the communications industry, Medialink has expanded the capabilities of its live webcasting services. Medialink provides production, distribution and tracking of live events on the Web. In tandem with traditional satellite videoconferences or as Web-only events, these webcasts link companies to their clients, consumers, shareholders, employees or other crucial audiences live. Medialink also provides creative counseling to help clients design special web pages and to promote their activities effectively. The Company has produced live webcasts ranging from product launches and press conferences to merger announcements and internal seminars for a number of clients, including Dell Computer Corporation, Boeing, Pearson, Diageo, Kellogg Company, Ford Motor Company, Bell Atlantic, Datek, Radio Shack, Ford Motor Company and Toyota.

In November 1998, Medialink expanded its United Kingdom still photography service into the United States through the acquisition of WirePix, a New York-based public relations photo service. The Company's clients have included corporations such as Hasbro, Colgate-Palmolive, Compaq Computer Corporation and McDonald's. Public relations firms such as Burson-Marstellar, Cohn & Wolfe, Fleishman Hillard and Manning Selvage & Lee have also engaged WirePix's services.

In late 1999, the Company acquired U.S. Newswire LLC. U.S. Newswire, founded in 1986, is a leader in providing satellite wire service, Internet and online distribution of full-text and multimedia news for government and public policy news sources to news media and online services - locally, nationally and worldwide. Clients include The White House, Cabinet agencies and the majority of political campaigns, advocacy groups, trade associations, think tanks, public affairs firms and other similar organizations.

The Company continues to diversify its service offerings, and in 1999, the Company accelerated development of its research group by acquiring the Delahaye Group, a leading public relations and media analysis firm. During 2000, the Company successfully integrated it with its own research operations. The new research team has emerged as a leader in helping corporations and organizations around the world communicate more efficiently and effectively. By providing media monitoring, analysis, and public relations research, Medialink helps corporations determine return on investment from their communications efforts. Contributing to the group's growth were the Company's previous investments in Infotrend, NewsIQ and Total News Tracking, a service of Medialink and Northern Light Technologies.

CLIENTS

The Company provides its services to more than 3,000 clients. The Company's clients include corporations such as AT&T, General Motors, IBM, Johnson & Johnson, Dell Computer, Intel, Disney, British Airways, Pfizer Pharmaceuticals, Philip Morris Incorporated, Kraft Foods, Miller Brewing, adidas, Bayer, BP, Diageo, DTI, Ford Motor Company, Jaguar, Pearson, Ericsson, Sony and Novartis; organizations such as the American Association of Retired Persons and the AFL-CIO; and the world's largest marketing communications firms such as Burson-Marsteller, Hill & Knowlton, Ketchum Communications, Edelman Public Relations Worldwide and Weber Shanwick Worldwide.

DISTRIBUTION AGREEMENTS

Audio and video news productions distributed by the Company have aired on ABC, CBS, Fox, NBC and their affiliates, as well as national and regional cable news networks such as CNN and CNBC in the United States, and the BBC, CNN International, Sky News, RAI (Italy) and NHK (Japan) internationally. Streaming video versions of these materials have appeared on Internet news sites such as ABCNews.com, CNN.com BBC Online and Yahoo. The Company continues to expand the reach of the Medialink suite of service offerings through strategic distribution agreements with high-profile media companies, among them AOL/TimeWarner, CBS Newspath, Fox NewsEdge, The Associated Press, The Press Association of the United Kingdom, ABC Radio and Yahoo.

EMPLOYEES

As of December 31, 2000, the Company had approximately 320 employees including 187 in client services, 62 in sales and marketing and 71 in administration. Included in administration were executives and employees in new services development aggregating 8. None of the Company's employees is represented by a labor union. Management believes that its employee relations are good. The Company also engages on a part-time, project-by-project basis, independent production crews at various locations worldwide. These crews have the skills, training and experience which the Company requires for its production services.

The Company, a Delaware corporation, was incorporated in 1986.

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
      Quarter ended September 30, 1999                10-1/4            21-7/8
      Quarter ended December 31, 1999                  4-7/8            10-5/8

      Quarter ended March 31, 2000                     6-1/2           12-15/16
      Quarter ended June 30, 2000                      5-3/8             9-1/8
      Quarter ended September 30, 2000                 5-5/8            7-7/16
      Quarter ended December 31, 2000                  3-3/4             7-1/4

As of December 31, 2000, there were approximately 1,921 holders of record of the Company's common stock.

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

Certain acquisitions occurring in 1999 and 1998 have been accounted for under purchase accounting and accordingly, are only reflected herein for dates and periods on and after the respective dates of acquisition. Additionally, all of the balances have been restated to reflect the merger with The Delahaye Group, Inc. which was accounted for as a pooling. See Note 3 of the Company's Consolidated Financial Statements.

                                                       For the Years Ended December 31,
                                                 2000      1999      1998      1997      1996
                                                 ----      ----      ----      ----      ----
                                                    (In thousands, except per share data)
Operating Data:

Revenues                                       $56,474   $44,614   $43,511   $30,779   $18,911
Gross profit                                    35,958    29,277    27,584    19,636    11,946
Selling, general and administrative expenses    31,426    25,924    23,375    16,161    10,331
Loss from joint venture                          1,079       234        --        --        --
Earnings before interest, taxes,
  depreciation and amortization                  6,346     5,483     6,112     4,535     2,016
Operating income                                 3,453     3,119     4,209     3,475     1,615
Income before provision for
  income taxes                                   3,532     3,339     4,548     3,865     1,552
Net income                                       2,057     1,992     2,335     2,475       904
Diluted earnings per share                     $  0.35   $  0.34   $  0.39   $  0.44   $  0.25

Balance Sheet Data:

Working capital                                $10,644   $11,117   $13,943   $14,490   $ 1,161
Assets                                          42,028    36,982    33,293    30,377     9,419
Long-term debt, net                                157       233       779       687       748
Stockholders' equity                           $32,570   $29,887   $26,340   $22,506   $ 3,660

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

On March 12, 1999, through a wholly owned subsidiary, the Company acquired 100% of the outstanding shares of The Delahaye Group, Inc. ("Delahaye"). The acquisition, which was accounted for as a pooling of interests, was completed through the issuance of 185,666 shares of Medialink common stock valued at approximately $2,800,000. Accordingly, the Company's financial statements and the following management's discussion and analysis include the combined results of operations, financial position and cash flows as though Delahaye was part of Medialink for all periods presented.

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

Fiscal Year 2000 as Compared to Fiscal Year 1999

Revenues increased by $11.86 million, or 27%, from $44.61 million in 1999 to $56.47 million in 2000. Revenues from distribution services increased by $3.10 million, from production and live broadcast services $3.35 million, from Internet services $2.65 million and from research $2.76 million.

Direct costs increased by $5.18 million, or 34%, from $15.34 million in 1999 to $20.52 million in 2000. Direct costs as a percentage of revenue were 36% and 34%, respectively, in 2000 and 1999. The decrease in the gross profit percentage in 2000 was primarily as a result of the service mix. The Company's revenue from internet services, which generally have lower gross margins, than its other services, contributed 10% of revenue in 2000 as compared with 7% in 1999.

Selling, general and administrative expenses increased by $5.50 million or 21%, from $25.93 million in 1999 to $31.43 million in 2000. Selling, general and administrative expenses as a percentage of revenues were 58% and 56% for 2000 and 1999, respectively. The increase was due primarily to an increase in the Company's salary costs, which increased by $2.84 million in 2000. Expanded investments in NewsIQ, Infotrend and Total News Tracking as well as the development and construction of new state-of-the-art editing and broadcast facilities in New York and London, contributed to the increase in selling, general and administrative costs. The Company believes that revenue generated from these investments as well as their reduction in costs will have an accretive effect on the Company's future results of operations.

As a result of the above, earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $863,000, or 16%, from $5.48 million in 1999 to $6.35 million in 2000. The increase includes an increase in the loss from the Company's joint venture of $845,000. As a percentage of revenue, EBITDA in 2000 was 11% as compared with 12% in 1999.

Depreciation and amortization expense, which is included in selling, general and administrative expenses, increased by $530,000, or 22%, from $2.36 million in 1999 to $2.89 million in 2000. The increase was primarily due to amortization expense of intangible assets arising from earn-out payments made during the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As a result of the foregoing, operating income increased by $334,000, or 11%, from $3.12 million in 1999 to $3.45 million in 2000. For the period from January 1, 2000 through September 30, 2000 the Company experienced strong growth in operating income, however due to the economic slow down, revenue growth in the 4th quarter slowed reducing operating income. The increase in operating income includes an increase in the loss from joint venture of $845,000, as well as increased investments in NewsIQ, Infotrend, Total News Tracking and new state-of-art editing and broadcast facilities. As a percentage of revenue, operating income in 2000 was 6% as compared with 7% in 1999.

Interest income, net of interest expense decreased by $141,000 from $220,000 in 1999 to $79,000 in 2000. The decrease was primarily due to the Company maintaining lower average balances in cash and cash equivalents in 2000 as compared to 1999.

Income tax expense was calculated using Medialink's effective tax rates of 42% in 2000 and 40% in 1999. The increase in the rate is mainly the result of lower tax free interest earned during 2000 as compared to 1999.

Net income increased by $64,000 or 3%, from $1.99 million in 1999 to $2.06 million in 2000. Diluted earnings per share increased by $0.01 or 3% from $0.34 per share in 1999 to $0.35 per share in 2000.

Fiscal Year 1999 as Compared to Fiscal Year 1998

Revenues increased by $1.10 million, or 3%, from $43.51 million in 1998 to $44.61 million in 1999. Revenues from distribution services increased by $410,000, from production services $1.75 million and from research services $490,000. Revenues from live broadcast services decreased by $1.54 million, primarily as a result of the shift from broadcast quality video conferences to lower-priced webcasts. Medialink believes that this shift to webcasting will continue, but that the volume of webcasting projects in the future will offset the significantly lower price per project of webcasting as compared with video conferences.

Direct costs decreased by $590,000, or 4%, from $15.93 million in 1998 to $15.34 million in 1999. Direct costs as a percentage of revenue was 34% and 37%, respectively, in 1999 and 1998. The improvement in gross profit margin in 1999 was primarily as a result of the more favorable service mix. The Company's distribution and research services which have a higher gross margin than its other services contributed 56% of revenue in 1999 as compared with 55% in 1998. In addition, gross margins improved on the Company's production services.

Selling, general and administrative expenses, which include the Company's personnel costs, increased by $2.55 million or 11%, from $23.38 million in 1998 to $25.92 million in 1999. Selling, general and administrative expenses as a percentage of revenues were 58% and 54% for 1999 and 1998, respectively. The increase was due primarily to an increase in personnel costs, which increased by $2.34 million in 1999 and also the Company's accelerated investments in Newstream.com (a service for distributing clients' news to online newsrooms), Teletrax and NewsIQ.

As a result of the above, EBITDA decreased by $629,000, or 10%, from $6.11 million in 1998 to $5.48 million in 1999. As a percentage of revenue, EBITDA in 1999 was 12% as compared with 14% in 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

Medialink has financed its operations primarily through cash generated from operations. Cash flow provided by operating activities amounted to $5.61 million and $333,000 in 2000 and 1999, respectively. Capital expenditures which are primarily incurred to support Medialink's sales and operations were $3.16 million in 2000 and $1.42 million in 1999. Capital expenditures during 2000 include approximately $1.50 million for the build-out and equipment purchases for our New York offices, which include the construction of our new state-of-the-art editing and broadcast facility. The Company believes that the additional revenues generated and costs saved from this investment will make it accretive to earnings. Medialink has no capital expenditure plans other than in the ordinary course of business.

On August 1, 1999 the Company entered into a joint venture with Business Wire to form Business Wire/Medialink, LLC, doing business as Newstream.com. Each member made an initial capital contribution of $2.00 million, plus acquisition costs. The Company accounts for its interest in Newstream.com under the equity method. During 2000 the Company also made various earn-out payments on acquisitions aggregating $2.79 million in cash.

During July 1998 the Company acquired all of the outstanding common shares of Tempest T.V. Limited, d/b/a The London Bureau ("The London Bureau"). The initial purchase price of (pound)1.00 million (approximately $1.65 million) was paid in the form of (pound)655,000 (approximately $1.07 million) in cash and the issuance of 31,206 shares of the Company's common stock valued at approximately (pound)380,000 (approximately $628,000). Earn-out provisions allowed for additional payments of purchase price of up to approximately (pound)2.80 million (approximately $4.61 million), based on certain revenue and profitability goals of the International Division of Medialink, to be

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

paid over a period of three years. In connection with this acquisition two of the shareholders of The London Bureau entered into deeds of covenant not to compete with the Company with terms of three and four years, respectively. In consideration for the deeds of covenant not to compete, the two shareholders received payments aggregating approximately $485,000. During the year ended December 31, 2000 the Company made it's final earn-out payment.

In June 1997 Medialink acquired certain assets of CTV. The initial purchase price of $4.18 million was paid $3.55 million in cash and $333,000 in Medialink common stock. Earn-out provisions allow for up to an additional $6.2 million to be paid based upon certain revenue and profitability targets over the next five years. Assuming the targets are met, the overall consideration will be in the form of cash and Medialink common stock, as specified in the agreement. During 2000 and 1999 Medialink made cash payments of approximately $1.17 million and $715,000, respectively, as additional consideration for the CTV acquisition.

At December 31, 2000 the maximum future earn-out payments on the above acquisitions are approximately $3,217,000 ($2,349,000 in the form of cash and $868,000 in the form of Medialink common stock) through March 2003.

During 1999 the Company entered into a three year line of credit facility with a financial institution allowing the Company to borrow up to $10 million. At December 31, 2000 the Company had borrowings on the facility of $2 million.

As at December 31, 2000 Medialink had $3.54 million in cash and cash equivalents as compared with $3.88 million as at December 31, 1999. As at December 31, 2000, long-term debt was $256,000.

The Company believes that it has sufficient capital resources, including availability under its line of credit facility, and cash flow from operations to fund its net cash needs for at least the next twelve months.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt

The Company has a $10 million line of credit agreement which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At December 31, 2000, $2 million was outstanding on the line of credit which has a maturity date of July 2002. The interest rate is based upon the 30-day commercial paper rate (6.55% at December 31, 2000) plus 1.75%. All other Company debt is fixed-rate and, therefore, does not expose the Company to the risk of earning or cash flow loss due to changes in market interest rate.

Foreign Operations

In the normal course of business, through its UK operations, the Company is exposed to the effect of foreign exchange rate fluctuations on the United States dollar value of its foreign subsidiaries' results of operations and financial condition. At December 31, 2000, the Company's primary foreign currency market exposure was the British pound.

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

EFFECTS OF NEWLY-ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. During June 1999, SFAS No. 137 was issued which delayed the effective date of SFAS No. 133 to January 1, 2001. The Company believes that the impact of adopting SFAS No. 133 will not have a material effect on its financial position or results of operations.

INFLATION

Inflation has not had, nor does the Company anticipate it having, a significant impact on the Company's current and future operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited consolidated financial statements and related report are set forth in this Annual Report on Form 10-K on the following pages:

      Independent Auditors' Report                                                          F-1

      Consolidated Balance Sheets as of December 31, 2000 and                               F-2
      December 31, 1999

      Consolidated Statements of Operations for the Years Ended December 31, 2000,
      December 31, 1999 and December 31, 1998                                               F-3

      Consolidated Statements of Stockholders' Equity for the Years Ended
      December 31, 2000, December 31, 1999 and December 31, 1998                            F-4

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2000,
      December 31, 1999 and December 31, 1998                                               F-5

      Notes to Consolidated Financial Statements                                            F-6

                          Independent Auditors' Report

The Board of Directors
Medialink Worldwide Incorporated

We have audited the accompanying consolidated balance sheets of Medialink Worldwide Incorporated and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medialink Worldwide Incorporated and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with generally accepted accounting principles in the United States of America.

                                                            /S/ KPMG LLP

March 28, 2001
New York, New York

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2000 and 1999

                                                                                            2000            1999
                                                                                            ----            ----
                                ASSETS
Current Assets:
   Cash and cash equivalents (Note 1)                                                   $  3,542,257    $  3,883,708
   Accounts receivable, net of allowance for doubtful accounts of
     $467,492 and $310,622                                                                13,568,651      11,291,176
   Prepaid expenses and other current assets                                               2,635,985       2,675,761
   Deferred tax assets (Notes 1 and 10)                                                      199,000         128,000
                                                                                        ------------    ------------
       Total current assets                                                               19,945,893      17,978,645
                                                                                        ------------    ------------

Property and equipment, net (Notes 1 and 2)                                                5,532,560       3,452,324

Goodwill, customer list and other intangibles, net of accumulated amortization
  of $5,568,513, and $3,484,117                                                           13,091,075      11,524,386
Investment in joint venture (Note 3)                                                       1,009,872       2,002,032
Deferred tax assets (Notes 1 and 10)                                                       1,000,000         715,000
Other assets                                                                               1,448,863       1,309,805
                                                                                        ------------    ------------
       Total assets                                                                     $ 42,028,263    $ 36,982,192
                                                                                        ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt (Note 5)                                           $     99,224    $    128,517
   Borrowings on credit facilities                                                         2,000,000       2,000,000
   Accounts payable                                                                        3,735,397       2,670,676
   Accrued expenses and other current liabilities (Note 9)                                 2,154,769       1,590,778
   Income taxes payable                                                                    1,312,628         472,372
                                                                                        ------------    ------------
       Total current liabilities                                                           9,302,018       6,862,343
Long-term debt, net of current portion (Note 5)                                              106,572         182,831
Note payable - stockholder                                                                    50,000          50,000
                                                                                        ------------    ------------
       Total liabilities                                                                   9,458,590       7,095,174
                                                                                        ------------    ------------
Stockholders' Equity (Note 6):
   Common stock; $.01 par value. Authorized 15,000,000 shares; issued and outstanding
     5,751,693 shares in 2000 and 5,636,859 shares in 1999                                    57,517          56,369
   Additional paid-in capital                                                             24,138,687      23,506,200
   Retained earnings                                                                       8,572,943       6,516,357
   Accumulated other comprehensive loss                                                     (199,474)       (191,908)
                                                                                        ------------    ------------
       Total stockholders' equity                                                         32,569,673      29,887,018
                                                                                        ------------    ------------
       Total liabilities and stockholders' equity                                       $ 42,028,263    $ 36,982,192
                                                                                        ============    ============


           See accompanying notes to consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2000, 1999 and 1998

                                                   2000            1999            1998
                                                   ----            ----            ----
Revenues                                       $ 56,473,553    $ 44,614,200    $ 43,511,103

Direct costs                                     20,515,111      15,337,053      15,926,745
                                               ------------    ------------    ------------

     Gross Profit                                35,958,442      29,277,147      27,584,358

Selling, general and administrative expenses     31,426,315      25,924,056      23,375,018
Loss from joint venture                           1,079,095         233,837              --
                                               ------------    ------------    ------------

     Operating income                             3,453,032       3,119,254       4,209,340

Interest expense                                    (46,924)        (49,508)       (112,026)

Interest income                                     125,478         269,738         450,268
                                               ------------    ------------    ------------

     Income before income taxes                   3,531,586       3,339,484       4,547,582

Provision for income taxes (Notes 1 and 10)       1,475,000       1,347,000       2,213,000
                                               ------------    ------------    ------------

     Net income                                $  2,056,586    $  1,992,484    $  2,334,582
                                               ============    ============    ============

     Basic earnings per share                  $       0.36    $       0.36    $       0.43
                                               ============    ============    ============

     Diluted earnings per share                $       0.35    $       0.34    $       0.39
                                               ============    ============    ============


           See accompanying notes to consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 2000, 1999 and 1998


                                                                                                   Accumulated Other
                                                   Common stock                                      Comprehensive
                                            -------------------------     Additional               Income - Foreign        Total
                                             Number of                     Paid-In     Retained  Currency Translation  Stockholders'
                                               Shares      Par Value       Capital     Earnings        Adjustment         Equity
                                            ---------------------------------------------------------------------------------------
Balance at January 1, 1998                    5,338,516        53,385    20,342,141    2,189,291          (78,799)       22,506,018
                                                                                                                        -----------
Comprehensive income:
  Net income                                         --            --            --    2,334,582               --         2,334,582
  Foreign currency translation adjustment            --            --            --           --          (20,750)          (20,750)
                                                                                                                        -----------
     Total comprehensive income                                                                                           2,313,832
Stock options exercised                          73,625           736       283,366           --               --           284,102
Issuances of common stock in connection
   with acquisitions of businesses               69,936           700     1,235,417           --               --         1,236,117
                                            -----------   -----------   -----------  -----------      -----------       -----------
Balance at December 31, 1998                  5,482,077        54,821    21,860,924    4,523,873          (99,549)       26,340,069
                                                                                                                        -----------
Comprehensive income:
  Net income                                         --            --            --    1,992,484               --         1,992,484
  Foreign currency translation adjustment            --            --            --           --          (92,359)          (92,359)
                                                                                                                        -----------
     Total comprehensive income                                                                                           1,900,125
Stock options exercised                          80,277           803       539,511           --               --           540,314
Issuances of common stock in connection
   with acquisitions of businesses               74,505           745     1,105,765           --               --         1,106,510
                                            -----------   -----------   -----------  -----------      -----------       -----------
Balance at December 31, 1999                  5,636,859   $    56,369   $23,506,200  $ 6,516,357      $  (191,908)      $29,887,018
Comprehensive income:
  Net income                                         --            --            --    2,056,586               --         2,056,586
  Foreign currency translation adjustment            --            --            --           --           (7,566)           (7,566)
                                                                                                                        -----------
     Total comprehensive income                                                                                           2,049,020
Stock options exercised                          38,895           389       102,497           --               --           102,886
Issuances of common stock in connection
   with acquisitions of businesses               75,939           759       529,990           --               --           530,749
                                            -----------   -----------   -----------  -----------      -----------       -----------
Balance at December 31, 2000                  5,751,693   $    57,517   $24,138,687  $ 8,572,943      $  (199,474)      $32,569,673
                                            ===========   ===========   ===========  ===========      ===========       ===========


           See accompanying notes to consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2000, 1999 and 1998

                                                                                   2000            1999            1998
                                                                                   ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                $  2,056,586    $  1,992,484    $  2,334,582
                                                                               ------------    ------------    ------------
     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation and amortization                                                2,893,361       2,362,941       1,901,507
     Deferred income taxes                                                         (356,000)       (294,000)       (260,000)
     Equity loss from joint venture                                               1,079,095         233,837              --
     Changes in assets and liabilities, net of acquisitions:
       Accounts receivable                                                       (2,281,235)     (2,610,026)       (800,575)
       Other assets                                                                (225,993)       (762,155)        (47,497)
       Prepaid expenses and other current assets                                     39,776         163,641        (243,303)
       Due from related party                                                            --              --         123,945
       Accounts payable and accrued expenses                                      1,567,872         (20,492)       (581,449)
       Increase in income taxes payable                                             840,256        (733,331)        420,358
                                                                               ------------    ------------    ------------
          Net cash provided by operating activities                               5,613,718         332,899       2,847,568
                                                                               ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for acquisitions, net of cash acquired, and acquisition costs     (2,789,327)     (2,764,030)     (4,614,532)
     Cash paid for investment in joint venture                                           --      (2,235,869)             --
     Purchases of property and equipment                                         (3,163,176)     (1,423,865)     (1,343,249)
                                                                               ------------    ------------    ------------
          Net cash used in investing activities                                  (5,952,503)     (6,423,764)     (5,957,781)
                                                                               ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Advances on line of credit                                                   2,000,000       2,000,000              --
     Payments on line of credit                                                  (2,000,000)       (200,000)       (200,000)
     Proceeds from issuance of long-term debt                                            --              --         400,000
     Repayments on note payable - shareholder                                                       (38,664)        (45,188)
     Proceeds from the issuance of common stock in connection
       with the exercise of stock options                                           102,886         211,961         284,102
     Repayments of long term debt                                                  (105,552)       (592,116)       (302,167)
     Repayments of note payable - bank                                                   --              --         (10,402)
     Cash paid for financing fees                                                        --              --          (4,063)
                                                                               ------------    ------------    ------------
          Net cash provided by (used in) financing activities                        (2,666)      1,381,181         122,282
                                                                               ------------    ------------    ------------
          Net decrease increase in cash and cash equivalents                       (341,451)     (4,709,684)     (2,987,931)
Cash and cash equivalents at the beginning of year                                3,883,708       8,593,392      11,581,323
                                                                               ------------    ------------    ------------
Cash and cash equivalents at end of year                                       $  3,542,257    $  3,883,708    $  8,593,392
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

The consolidated financial statements include the accounts of Medialink Worldwide Incorporated and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The Company periodically assesses the recoverability of the cost of its goodwill and intangible assets based upon estimated future profitability of the related operating entities. The agreements pursuant to which the Company acquired certain companies include provisions that could require the Company to issue additional cash or shares of common stock if certain performance targets are met. The value of any such additional consideration will be added to the goodwill related to such acquisition and amortized over the remainder of that goodwill's useful life.

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

Major Customers

Revenues from one customer amounted to approximately 11% and 16% of total revenues in 1999 and 1998, respectively. No customer amounted to 10% or more in 2000.

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

Fair Value of Financial Instruments

The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amounts of long-term debt approximate fair value as the effective rates for these instruments are comparable to market rates at year-end. The estimated fair value of debt is based on borrowing rates currently available with similar terms.

Reclassifications

For comparability, certain 1999 and 1998 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2000.

Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities to common stock. Weighted average shares outstanding used for computing EPS for the years ended December 31, 2000, 1999 and 1998 are as follows:

Weighted Average Shares Outstanding         2000           1999          1998
-----------------------------------         ----           ----          ----

         Basic                            5,700,721      5,547,409     5,395,221

         Diluted                          5,931,849      5,921,686     5,931,561

2.    Property and Equipment

Property and equipment, at cost, consists of:

                                                      December 31,
                                                      ------------
                                                 2000             1999
                                                 ----             ----

      Office equipment                       $ 6,043,024      $ 4,365,904
      Furniture and fixtures                   1,021,345          819,891
      Leasehold improvements                   2,778,701        1,494,099
                                             -----------      -----------
                                               9,843,070        6,679,894
      Less accumulated depreciation
           and amortization                   (4,310,510)      (3,227,570)
                                             -----------      -----------

      Property and equipment, net            $ 5,532,560      $ 3,452,324
                                             ===========      ===========

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.    Business Transactions

(a)   Acquisitions

On June 16, 1997 the Company acquired certain assets of Corporate TV Group, Inc. ("CTV"), a provider of strategic video communications to corporations and other organizations for internal and external audiences. As consideration for the purchase, the Company paid $3.55 million in cash and issued 37,037 shares of the Company's common stock valued at $333,333. Earn-out provisions allow for up to an additional $6.2 million to be paid based upon certain revenue and profitability targets through 2002. Assuming the targets are met, the additional consideration will be paid in the form of cash and the Company's common stock, as specified in the agreement. Through December 31, 2000 approximately $4.09 million of additional consideration has been recorded under the earn-out provision. Additionally, in connection with this acquisition, the Company paid $300,000 to the stockholder of CTV for a non-compete agreement. This amount has been recorded as an intangible asset and is being amortized using the straight line method over the term of the agreement.

In July 1998 the Company acquired all of the outstanding common shares of Tempest T.V. Limited, d/b/a The London Bureau ("The London Bureau"), a producer of corporate video for use by British broadcasters. The initial purchase price of (pound)1.00 million (approximately $1.65 million) was paid in the form of (pound)655,000 (approximately $1.07 million) in cash and the issuance of 31,206 shares of the Company's common stock valued at approximately (pound)380,000 (approximately $628,000). Earn-out provisions allowed for additional payments of purchase price of up to approximately (pound)2.80 million (approximately $4.61 million), based on reaching certain revenue and profitability levels of the International Division of Medialink, to be paid in the form of cash and the Company's common stock, as specified in the agreement, over a period of three years. Through December 31, 2000 approximately $1.65 million of additional consideration has been recorded under the earn-out provision. In connection with this acquisition two of the shareholders of The London Bureau entered into deeds of covenant not to compete with the Company with terms of three and four years, respectively. In consideration for the deeds of covenant not to compete, the two shareholders received payments aggregating (pound)295,000 (approximately $485,000). At December 31, 2000 there are no additional earn-out payments due.

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

All of the above acquisitions have been accounted for under the purchase method of accounting and the results of operations of the acquisitions have been included in the consolidated statements of operations from the dates of acquisition. The aggregate purchase price, including acquisition costs, exceeded the estimated fair value of the total net assets acquired by $17.06 million for all of the acquisitions. Of this amount $4 million has been allocated to customer lists and is being amortized on a straight line basis over

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5 years and $13.06 million have been allocated to goodwill and is being amortized on a straight line basis over periods ranging from 10 to 20 years.

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

                                                                 1998
                                                                 ----

      Net Sales
           Medialink                                         $ 39,508,173
           Delahaye                                             4,002,930
                                                             ------------
           Combined                                          $ 43,511,103
                                                             ============

      Net Income (loss)
           Medialink                                         $  3,324,563
           Delahaye                                              (989,981)
                                                             ------------
           Combined                                          $  2,334,582
                                                             ============

(b)   Joint Venture

On August 1, 1999 the Company entered into a joint venture with Business Wire to form Business Wire/Medialink, LLC ("Newstream"), for the purpose of connecting its clients to multimedia Internet news sites as Newstream.com. The Company, which has a 50% interest in the joint venture, accounts for its interest in Newstream.com under the equity method, as it does not have a controlling interest in the entity.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is selected financial data of Newstream at December 31:

                                                       2000             1999
                                                       ----             ----

Balance Sheet Data:

Total current assets                               $   601,000      $ 3,204,000
Total assets                                         2,069,000        4,130,000
Total current liabilities                              684,000          592,000
Total liabilities and members equity                 2,069,000        4,130,000

Operating Data:

Revenues                                               940,000               --
Operating loss                                      (2,228,000)        (505,861)
Net loss                                            (2,152,000)        (461,996)

Approximately $587,000 of total revenue for the joint venture was generated by the Company in 2000.

The Company also allocates certain expenses to the joint venture for personnel and other direct, general and administrative costs incurred on its behalf. Total assessments amounted to $1,346,000 and $389,000 in 2000 and 1999, respectively. The balance outstanding at December 31, 2000 and 1999 relating to these assessments amounted to $410,000 and $389,000, respectively and are included in prepaid expenses and other current assets.

4.    Lines of Credit - Bank

During 1999, the Company repaid and terminated its existing line of credit and entered into a new three year line of credit facility (the "Credit Facility"), through July 2002, with a different lending institution whereby the Company may borrow principal amounts up to $10 million. Loans under the Credit Facility bear interest at the 30-Day Commercial Paper Rate (6.55% at December 31, 2000) plus 1.75%, per annum.

The Company is subject to an unused line fee of 1/4 of 1% per annum.

Covenants under the line of credit agreement require the Company to meet certain financial ratios, including minimum tangible net worth and maximum debt to earnings ratios, as defined in the agreement.

Substantially all of the assets of the Company are pledged as collateral under the credit facility.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    Long-term Debt:

As of December 31, debt consisted of:

                                                 2000              1999
                                                 ----              ----

      Note payable                 (a)          $157,974         $201,301
      Covenant not to compete      (b)            47,822          110,047
                                                --------         --------
                                                 205,796          311,348
      Less: current portion                       99,224          128,517
                                                --------         --------
                                                $106,572         $182,831
                                                ========         ========

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

Aggregate maturities of long-term debt are as follows:

      For the year ending December 31,
      -------------------------------

                        2001                                   $110,473
                        2002                                     55,639
                        2003                                     39,684
                                                               --------
                                                               $205,796
                                                               ========
6.    Stockholders' Equity:

In 2000, 1999 and 1998 the Company issued 75,939 shares, 74,505 shares and 69,936 shares, respectively, of common stock as consideration for acquisitions. The fair value of the common stock was determined based on the average trading price of the Company's common stock at the times of the respective acquisitions.

7.    Employee Compensation Plans

The Company provides an incentive and nonqualified stock option plan (the "Stock Option Plan") for employees and other eligible participants. The option price for all incentive stock options is the fair market value of the Company's common stock on the date of grant, except for employees owning more

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

than 10% of the outstanding common stock of the Company. The option price for employees owning more than 10% of the outstanding common stock of the Company may be no less than 110% of the fair market value of the shares on the date of the option grant. The stock options vest over a period of four years and have a term of ten years. The number of options to be granted and option prices are determined by the Compensation Committee of the Board of Directors in accordance with the terms of the plan. The Company has reserved 1,670,808 shares of authorized common stock for issuance under this plan. As of December 31, 2000 the Company had 570,739 shares available for grant.

Activity in the Stock Option Plan is as follows:

                                                Shares Under   Weighted Average
                                                   Option      Exercise Prices
                                                   ------      ---------------

      Outstanding at January 1, 1998               616,494          $ 4.46
         Granted                                   137,050          $16.15
         Exercised                                 (73,625)         $ 3.86
         Canceled                                  (36,320)         $ 9.84
                                                   -------
      Outstanding at December 31, 1998             643,599          $ 6.74
                                                   -------
      Exercisable at December 31, 1998
         through 2008                              333,571          $ 4.94
                                                   =======

      Outstanding at January 1, 1999               643,599          $ 6.74
         Granted                                   352,700          $ 9.90
         Exercised                                 (24,290)         $ 4.90
         Canceled                                  (38,785)         $11.85
                                                   -------
      Outstanding at December 31, 1999             933,224          $ 7.77
                                                   -------
      Exercisable at December 31, 1999
         through 2009                              574,998          $ 5.85
                                                   =======

      Outstanding at January 1, 2000               933,224          $ 7.77
         Granted                                     5,542          $ 6.58
         Exercised                                 (22,483)         $ 2.42
         Canceled                                  (41,422)         $10.34
                                                   -------
      Outstanding at December 31, 2000             874,861          $ 7.78
                                                   =======
      Exercisable at December 31, 2000
         through 2008                              813,946          $ 6.52
                                                   =======

At December 31, 2000 the range of exercise prices and the weighted-average remaining contractual lives of outstanding options was $2.29 - $16.13 and 6.52 years, respectively.

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

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Under the Director Plan options to purchase 28,000 shares at exercise prices ranging between $7.25 and $8.06, 18,000 shares at the exercise price of $16.50 and 25,000 shares at exercise prices of $13.25 and $19.38 were issued during 2000, 1999 and 1998, respectively. These options expire 10 years from the date of grant; however, upon termination of board membership of any director, the options will expire 12 months after the termination date, but no later than the expiration date. Non-employee directors are also eligible for additional grants of 3,000 shares per year provided they continue to serve the Company in that capacity. Such future grants would become exercisable over a three-year period. Under this plan, at December 31, 2000, 109,333 shares were exercisable at prices ranging from of $3.54 to $19.38 per share.

If the Company had elected to recognize compensation cost at the grant date, based on the fair value of the options granted, in 2000, 1999 and 1998, as prescribed by SFAS 123, the Company's net income and earnings per share for the years ended December 31, 2000, 1999 and 1998 would approximate the pro forma amounts as indicated below:

                                     For the year ended December 31,
                                     -------------------------------
                                     2000         1999         1998
                                     ----         ----         ----

      Net income - as reported    $2,056,586   $1,992,484   $2,334,582

      Net income - pro forma       2,040,586    1,862,484    1,332,457

      Basic EPS - as reported            .36          .36          .43
      Basic EPS - pro forma              .36          .34          .25

      Diluted EPS - as reported          .35          .34          .39
      Diluted EPS - pro forma            .34          .31          .22

The fair value of each grant is estimated using the Black-Scholes Options Pricing Model with the following assumptions: dividend yield of 0% for all grants, expected volatility of 89% in 2000, 53% for 1999 grants and 57% for 1998 grants, risk free interest rates of 6.55% for 2000, 6.30% for 1999 and 6.00% for 1998 grants and expected lives of 5 years for 2000 and 1999 grants and 9 years for 1998 grants.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.    Commitments

(a)   Leases

The Company has various non-cancelable operating leases for office space. Future minimum payments under operating leases consisted of the following at December 31, 2000:

      For the year ending December 31,
      -------------------------------

             2001                                              $ 2,915,000
             2002                                                2,847,000
             2003                                                2,769,000
             2004                                                2,491,000
             2005                                                2,456,000
             Thereafter                                          8,601,000
                                                               -----------
                   Total minimum lease payments                $22,079,000
                                                               ===========

Rent expense under operating leases amounted to approximately $2,635,000, $1,911,000 and $1,588,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(b)   Employment Agreements

The Company has entered into employment agreements with various executives expiring through September 2002. Future minimum payments, including base salary and minimum bonuses, related to these agreements, are as follows:

      For the year ending December 31,
      -------------------------------

             2001                                              $1,755,000
             2002                                                 485,000
                                                               ----------
                                                               $2,240,000
                                                               ==========
9.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31:

                                                   2000            1999
                                                   ----            ----

      Production costs                          $  520,847      $  499,084
      Deferred revenue                             406,306         570,209
      Value added taxes payable                    349,503          53,640
      Other                                        878,113         467,845
                                                ----------      ----------
                                                $2,154,769      $1,590,778
                                                ==========      ==========

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.   Income Taxes:

The provision for income taxes consists of the following components:

                                      For the Year Ended December 31,
                                      -------------------------------
                                    2000           1999           1998
                                    ----           ----           ----

      Current:
         Federal                $ 1,380,000    $ 1,241,000    $ 1,834,000
         State and local            451,000        400,000        639,000
                                -----------    -----------    -----------
                                  1,831,000      1,641,000      2,473,000
                                -----------    -----------    -----------
      Deferred:
         Federal                   (268,000)      (222,000)      (171,000)
         State and local            (88,000)       (72,000)       (89,000)
                                -----------    -----------    -----------
                                   (356,000)      (294,000)      (260,000)
                                -----------    -----------    -----------
                                $ 1,475,000    $ 1,347,000    $ 2,213,000
                                ===========    ===========    ===========

The difference in income tax expense between the amount computed using the statutory federal income tax rate and the Company's effective tax rate is due to the following:

                                                               For the Year Ended December 31,
                                                               -------------------------------
                                                             2000           1999           1998
                                                             ----           ----           ----
      Income tax expense at statutory rate               $ 1,200,880    $ 1,135,425    $ 1,546,178
      Increase (decrease) in income taxes resulting
         from:
          Investment income not subject to Federal
             income tax                                      (17,000)       (83,300)      (119,000)
          State and local income taxes, net of Federal
             income tax benefit                              258,972        258,155        352,267
          S-Corp losses (earnings) related to the
             Delahaye merger                                      --             --        345,773
          Non-deductible expenses                             32,148         36,720         76,522
          Other                                                   --             --         11,260
                                                         -----------    -----------    -----------
                                                         $ 1,475,000    $ 1,347,000    $ 2,213,000
                                                         ===========    ===========    ===========

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                     As of December 31,
                                                     ------------------
                                                    2000           1999
                                                    ----           ----

      Allowance for doubtful accounts            $  199,000     $  128,000
      Depreciation and amortization of
         property and equipment                      42,000         50,000
      Amortization of intangibles                   958,000        665,000
                                                 ----------     ----------
                                                 $1,199,000     $  843,000
                                                 ==========     ==========

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The ultimate realization of deferred tax assets is dependent upon the generation of future table income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

11.   Segment Information

Management considers all of the Company's products and services to be included as a single operating segment, therefore, the disclosure requirements of SFAS 131 consist only of segment information by geographic location.

A summary of the Company's operations by major geographic location are as follows for the years ended December 31,

                                     2000                         1999                         1998
                                     ----                         ----                         ----

                               US            UK             US            UK             US            UK
                               --            --             --            --             --            --
Revenues:
  External clients        $48,252,000   $ 8,222,000    $38,226,000   $ 6,388,000    $38,345,000   $ 5,166,000
  Inter-segment               142,000       626,000        215,000       750,000        270,000       550,000
                          -----------   -----------    -----------   -----------    -----------   -----------
    Total revenues        $48,394,000   $ 8,848,000    $38,441,000   $ 7,138,000    $38,615,000   $ 5,716,000
                          ===========   ===========    ===========   ===========    ===========   ===========

Operating income (loss)   $ 4,315,000   $  (862,000)   $ 3,464,000   $  (345,000)   $ 3,970,000   $   239,000
                          ===========   ===========    ===========   ===========    ===========   ===========

Total assets              $36,155,000   $ 5,873,000    $32,152,000   $ 4,830,000    $27,577,000   $ 5,716,000
                          ===========   ===========    ===========   ===========    ===========   ===========

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.   Supplemental Cash Flow Information:

Cash paid for interest and income taxes during the years ended December 31, 2000, 1999 and 1998 was as follows:

                                   2000            1999            1998
                                   ----            ----            ----

      Interest                  $   47,000      $   50,000      $  112,000
                                ==========      ==========      ==========

      Income Taxes              $  979,000      $2,376,000      $2,050,000
                                ==========      ==========      ==========

Non-cash investing and financing activities for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                  2000         1999         1998
                                                  ----         ----         ----
      Common stock issued in connection with
         acquisitions                          $  531,000   $1,106,000   $1,236,117
                                               ==========   ==========   ==========

      Accrued stock-based compensation
         related to acquisition                $       --   $  328,000   $       --
                                               ==========   ==========   ==========

      Accrued earn-out provision               $   61,000   $       --   $       --
                                               ==========   ==========   ==========

13.   401(k) Plan:

The Company maintains a qualified 401(k) plan (the "Plan") covering all eligible employees. Eligible employees may make elective salary reduction contributions to the Plan of up to 15% of their annual compensation, subject to a dollar limit established by law. In addition, the Company may provide, in its discretion, a matching contribution equal to a percentage of the employee's contribution. Participants are fully vested at all times in the amounts they contribute to the Plan. Only participants who have completed a year of service during the Plan year and are actively employed on the last day of such year are vested in the Company's matching contributions for such year. The Company's matching contributions amounted to approximately $136,000, $93,000 and $77,000 in 2000, 1999 and 1998, respectively.

14.   Allowance for Doubtful Accounts:

                                                        2000        1999
                                                        ----        ----

      Balance at beginning of year                    $310,622    $221,401
      Additional charges to costs and expenses         156,870      89,221
                                                      --------    --------
      Balance at the end of year                      $467,492    $310,622
                                                      ========    ========

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.   Quarterly Results of Operations (Unaudited):

                                      (In thousands of dollars, except per share data)

                                                   For the Quarter Ended
                                                   ---------------------
                                     March 31,     June 30,  September 30,  December 31,
                                       2000          2000        2000          2000
                                       ----          ----        ----          ----
      Revenues                        $13,417      $15,147      $13,782      $14,128
      Gross profit                      8,711        9,547        8,956        9,044
      Operating income                    772        1,379          879          423
      Net income                          467          812          535          243
      Basic earnings per share           0.08         0.14         0.09         0.04
      Diluted earnings per share         0.08         0.14         0.09         0.04

                                                   For the Quarter Ended
                                                   ---------------------
                                     March 31,     June 30,  September 30,  December 31,
                                       1999          1999        1999          1999
                                       ----          ----        ----          ----
      Revenues                        $ 9,898      $11,819      $10,511      $12,386
      Gross profit                      6,755        7,868        6,672        7,983
      Operating income                    816        1,530           17          757
      Net income                          535          943           41          471
      Basic earnings per share           0.10         0.17         0.01         0.08
      Diluted earnings per share         0.09         0.16         0.01         0.08

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

      The information contained in Part III is incorporated by reference from the Company's definitive proxy statement for its annual meeting of Stockholders to be held on June 7, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                                       Page
(a)   1.    FINANCIAL STATEMENTS
CONSOLIDATED FINANCIAL STATEMENTS OF MEDIALINK
WORLDWIDE INCORPORATED AND SUBSIDIARIES
Independent Auditors' Report                                                           F-1

Consolidated Balance Sheets as of December 31, 2000 and
December 31, 1999                                                                      F-2

Consolidated Statements of Operations for the Fiscal Years Ended December 31,
2000, December 31, 1999 and December 31, 1998                                          F-3

Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended
December 31, 2000, December 31, 1999 and December 31, 1998                             F-4

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31,
2000, December 31, 1999 and December 31, 1998                                          F-5

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


MEDIALINK WORLDWIDE INCORPORATED
--------------------------------

By:     /s/ Laurence Moskowitz
------------------------------
Laurence Moskowitz,
Chairman of the Board, Chief Executive Officer and President


By:     /s/ J. Graeme McWhirter
------------------------------
J. Graeme McWhirter
Executive Vice President, Assistant Secretary and Chief Financial Officer
Dated: March 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Laurence Moskowitz                        ...............March 29, 2001
-----------------------------------------------
 Laurence Moskowitz, Chairman
 of the Board, Chief Executive Officer and President

 /s/ Harold Finelt                         ...................March 29, 2001
-------------------------------------------
 Harold Finelt, Director

 /s/ Donald Kimelman                  ........................March 29, 2001
--------------------------------------
 Donald Kimelman, Director

 /s/ James J. O'Neill                    .....................March 29, 2001
-----------------------------------------
 James J. O'Neill, Director

 /s/ Theodore Wm. Tashlik            .........................March 29, 2001
-------------------------------------
 Theodore Wm. Tashlik, Director

 /s/ Paul Sagan                        .......................March 29, 2001
---------------------------------------
 Paul Sagan, Director

 /s/ J. Graeme McWhirter                             .........March 29, 2001
-----------------------------------------------------
 J. Graeme McWhirter, Director
 Executive Vice President, Assistant Secretary and Chief Financial Officer

 /s/ Alain Schibl                        .....................March 29, 2001
-----------------------------------------
 Alain Schibl, Director