Form 10-Q
period 2001-03-31
MEDIALINK WORLDWIDE INC
filed 2001-05-15
CIK 812890

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on May 10, 2001:

                  Common Stock - 5,800,594

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements                                                3

        Condensed Consolidated Balance Sheets as of March 31,
        2001 (unaudited) and December 31, 2000                              3

        Unaudited Condensed Consolidated Statements of Operations
        for the three months ended March 31, 2001 and 2000                  4

        Unaudited Condensed Consolidated Statements of Cash Flows
        for the three months ended March 31, 2001 and 2000                  5

        Notes to Unaudited Condensed Consolidated Financial Statements    6 - 7

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         8 - 10

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                  11

ITEM 2. Changes in Securities and Use of Proceeds                          11

ITEM 3. Defaults Upon Senior Securities                                    11

ITEM 4. Submission of Matters to a Vote of Security Holders                11

ITEM 5. Other Information                                                  11

ITEM 6. Exhibits and Reports on Form 8-K                                   11

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   As of March 31, 2001 and December 31, 2000

                                                                                          March 31,    December 31,
                                                                                            2001           2000
                                                                                        ------------    ------------
                                                                                        (Unaudited)
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                            $  1,550,995    $  3,542,257
   Accounts receivable, net                                                               13,589,379      13,568,651
   Prepaid and refundable income taxes                                                       665,704            --
   Prepaid expenses and other current assets                                               2,338,534       2,635,985
   Deferred tax assets                                                                       199,000         199,000
                                                                                        ------------    ------------
       Total current assets                                                               18,343,612      19,945,893
                                                                                        ------------    ------------

Property and equipment, net                                                                6,369,671       5,532,560

Goodwill, customer list and other intangibles, net                                        12,540,176      13,091,075
Investment in joint venture                                                                1,017,604       1,009,872
Deferred tax assets                                                                        1,075,000       1,000,000
Other assets                                                                               2,124,851       1,448,863
                                                                                        ------------    ------------
       Total assets                                                                     $ 41,470,914    $ 42,028,263
                                                                                        ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                                    $     95,626    $     99,224
   Borrowings on credit facilities                                                         4,070,000       2,000,000
   Accounts payable                                                                        2,852,589       3,735,397
   Accrued expenses and other current liabilities                                          2,783,618       2,154,769
   Income taxes payable                                                                         --         1,312,628
                                                                                        ------------    ------------
       Total current liabilities                                                           9,801,833       9,302,018
Long-term debt, net of current portion                                                        60,913         106,572
Note payable - stockholder                                                                    50,000          50,000
                                                                                        ------------    ------------
       Total liabilities                                                                   9,912,746       9,458,590
                                                                                        ------------    ------------
Stockholders' Equity:
   Common stock; $.01 par value. Authorized 15,000,000 shares; issued and outstanding
     5,800,594 shares in 2001 and 5,751,693 shares in 2000                                    58,006          57,517
   Additional paid-in capital                                                             24,363,786      24,138,687
   Retained earnings                                                                       7,618,014       8,572,943
   Accumulated other comprehensive income                                                   (481,638)       (199,474)
                                                                                        ------------    ------------
       Total stockholders' equity                                                         31,558,168      32,569,673
                                                                                        ------------    ------------
       Total liabilities and stockholders' equity                                       $ 41,470,914    $ 42,028,263
                                                                                        ============    ============


       See notes to unaudited condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2001 and 2000


                                                        2001            2000
                                                    ------------    ------------

Revenues                                            $ 13,347,925    $ 13,416,861

Direct costs                                           4,834,647       5,005,809
                                                    ------------    ------------

     Gross Profit                                      8,513,278       8,411,052

Operating Expenses:
Selling, general and administrative expenses           8,984,033       7,395,823
Loss from joint venture                                  242,268         243,095
Loss on sale of subsidiary                               495,905            --
Restructuring charge                                     420,000            --
                                                    ------------    ------------

     Operating income (loss)                          (1,628,928)        772,134

Interest (expense) income, net                           (16,001)         26,875
                                                    ------------    ------------

     Income (loss) before income taxes                (1,644,929)        799,009

Provision for (benefit from) income taxes               (690,000)        332,000
                                                    ------------    ------------

     Net income (loss)                              $   (954,929)   $    467,009
                                                    ============    ============

Basic earnings per share                            $      (0.17)   $       0.08
                                                    ============    ============

Diluted earnings per share                          $       --      $       0.08
                                                    ============    ============


       See notes to unaudited condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2001 and 2000

                                                                                     2001           2000
                                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                           $  (954,929)   $   467,009
                                                                                 -----------    -----------
     Adjustments to reconcile net (loss) income to net cash
        provided by (used in) operating activities:
     Depreciation and amortization                                                   786,217        702,456
     Loss on sale of subsidiary                                                      495,905           --
     Deferred income taxes                                                           (75,000)      (105,000)
     Equity loss from joint venture                                                  242,268        243,095
     Changes in assets and liabilities, net of acquisitions
       Accounts receivable                                                          (447,325)      (717,054)
       Other assets                                                                 (529,673)       104,471
       Prepaid expenses and other current assets                                     271,897        (93,198)
       Accounts payable and accrued expenses                                        (233,565)       384,928
       Prepaid and refundable taxes                                                 (665,704)          --
       Income taxes payable                                                       (1,312,628)      (194,925)
                                                                                 -----------    -----------
          Net cash (used in) provided by operating activities                     (2,422,537)       791,782
                                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for acquisitions, net of cash acquired, and acquisition costs        (225,000)      (302,437)
     Cash paid for investment in joint venture                                      (250,000)          --
     Cash received for sale of subsidiary, net of cash included in assets sold        37,317           --
     Purchases of property and equipment                                          (1,227,373)      (300,883)
                                                                                 -----------    -----------
          Net cash used in investing activities                                   (1,665,056)      (603,320)
                                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock in connection
       with the exercise of stock options                                             75,588         32,141
     Repayments of long term debt                                                    (49,257)       (29,906)
     Borrowings (payments) on line of credit - bank                                2,070,000     (2,000,000)
                                                                                 -----------    -----------
          Net cash from (used in) financing activities                             2,096,331     (1,997,765)
                                                                                 -----------    -----------
          Net decrease in cash and cash equivalents                               (1,991,262)    (1,809,303)
Cash and cash equivalents at the beginning of period                               3,542,257      3,883,708
                                                                                 -----------    -----------
Cash and cash equivalents at end of period                                       $ 1,550,995    $ 2,074,405
                                                                                 ===========    ===========


       See notes to unaudited condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      Basis of presentation

The condensed consolidated financial statements included herein have been prepared by Medialink Worldwide Incorporated and Subsidiaries (collectively, the "Company" or "Medialink"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K filing for the year ended December 31, 2000.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three months ended March 31, 2001 and 2000. The results for the three months ended March 31, 2001 are not necessarily indicative of the results expected for the full fiscal year.


(2)      Earnings per Share

Basic earnings per common share is computed using net income applicable to common stock and the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. For the three months ended March 31, 2001 the Company had potentially dilutive common stock equivalents of 57,851 related to stock options. These common stock equivalents were not included in the computation of earnings per common share because they were antidilutive on operations for 2001. The weighted average number of shares for the three months ended March 31, 2001 and 2000 are as follows:

Weighted Average Shares Outstanding


                                                   2001                 2000
                                                   ----                 ----


         Basic                                   5,767,243            5,645,942
                                                 =========            =========

         Diluted                                     --               6,012,921
                                                 =========            =========

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


(3)      Comprehensive Income

The components of comprehensive income consist of the following:

                                                        For the three months ended March 31,
                                                        ------------------------------------
                                                               2001              2000
                                                           -----------       -----------
         Net income (loss)                                 $  (954,929)      $   467,009

         Other comprehensive income (loss):
            Foreign currency translation
              adjustments                                     (282,164)          (27,569)
                                                           -----------       -----------


         Comprehensive income (loss)                       $(1,237,093)      $   439,440
                                                           ===========       ===========

Accumulated other comprehensive income at March 31, 2001 and December 31, 2000 consists of foreign currency translation adjustments.


(4)      Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. During June 1999, SFAS No. 137 was issued which delayed the effective date of SFAS No. 133 to January 1, 2001. The impact of adopting SFAS No. 133 did not have a material effect on the Company's financial position or results of operations.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three months ended March 31, 2001 compared to three months ended March 31, 2000

Revenues decreased by $80,000, or less than 1%, from $13,417,000 million in the three months ended March 31, 2000 ("2000") to $13,348,000 million in the three months ended March 31, 2001 ("2001"). Revenue from the Company's production and live broadcast services increased by $914,000, and the Company's research services revenue increased by $745,000. Revenue from the Company's distribution services decreased by $870,000 and from its internet services decreased by $869,000. The increase in production and live broadcast revenues was primarily as a result of the continued growth in the Company's international operations. The increase in research revenue reflects the positive trend that the Company has experienced since the 1999 merger between Medialink's existing research services and The Delahaye Group, Inc. During the first quarter the Company was challenged by a difficult economic environment, resulting in lower than anticipated revenue.

Direct costs decreased by $167,000, or 3%, from $5.01 million in 2000 to $4.84 million in 2001. Direct costs as a percentage of revenue decreased from 37% in 2000 to 36% in 2001, mainly as a result of the decrease in the proportion of revenue from internet services to total revenue in 2001 as compared to 2000. Revenues on these projects generally have lower gross profit margins as compared with revenue on the Company's other services.

Operating expenses for the periods presented were as follows:

                                                                       2001      2000
                                                                     -------   -------
                                                                      (in thousands)
         Selling, general and administrative expenses ("S, G & A")   $ 8,984   $ 7,396
         Loss from joint venture                                         242       243
         Loss on sale of subsidiary                                      495      --
         Restructuring charge                                            420      --
                                                                     -------   -------
         Total                                                       $10,141   $ 7,639
                                                                     =======   =======

The increase in S, G & A includes increases in payroll costs of approximately $782,000, which reflects the Company's investment in personnel made during the year ended December 31, 2000, in order to service its revenue growth experienced for that same period. As the Company experienced a slow-down in demand resulting from the economic downturn during 2001, it made adjustments in its personnel and other S, G & A expenditures that will more fully take effect during the second quarter of 2001. As a result, the Company expects the percentage of S, G & A to revenue to be lower in the second quarter of 2001 as compared to the first quarter of 2001. Also included in the increase in S, G & A is approximately $300,000 in rent resulting from, among other things, the expansion of our corporate headquarters in New York which now includes a new state of the art production and broadcast studio that officially opened for business in April 2001. The Company believes that the studio will provide additional revenue streams as well as reduce our costs of production and distribution services.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


During 2001 the Company sold a component of its UK photography business and as a result incurred a loss from the sale of a subsidiary of $495,000.

During 2001 the Company combined its U.S. and international broadcast services into a Global Broadcast Services unit. The corporate reorganization is designed to accelerate the growth of its broadcast services business. The Company incurred a charge of $420,000 as a result of the restructuring.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased by $1.40 million from $1.48 million in 2000 to $72,000 in 2001. The decrease is represented by lower than expected revenues in the first quarter of 2001 and additional operating expenses and other losses and charges discussed above.

Depreciation and amortization expense, which is included in general and administrative expenses, increased by $84,000, or 12%, from $702,000 in 2000 to $786,000 million in 2001. The increase was due primarily to additional amortization expense arising from additional earn out payments made by the Company on its various acquisitions.

As a result of the foregoing, the Company experienced an operating loss of $1.63 million in 2001 as compared to operating income of $772,000 in 2000. Excluding the loss from joint venture, loss on sale of subsidiary and restructuring charge the operating loss for 2001 was $471,000 as compared to operating income of $1.02 million in 2000.

Income tax (benefit) expense was calculated using Medialink's effective tax rates of 42% in both 2001 and 2000.

Including loss from joint venture, loss from sale of subsidiary and a restructuring charge, the Company had a net loss of $955,000 in 2001 as compared to net income of $467,000 in 2001. Diluted earnings per share was $0.08 per share in 2000.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES

Medialink has financed its operations primarily through cash generated from operations and its line of credit facility. Cash flow (used in) from operating activities amounted to $(2.42) million for the three month period ended March 31, 2001 compared to $792,000 for the comparable period in 2000. Capital expenditures which are primarily incurred to support the Company's sales and operations were $1.23 million in 2001 compared to $301,000 in 2000. Included in 2001 is approximately $846,000 related to the expansion of our corporate headquarters and our new broadcast studio. Medialink has no capital expenditure plans other than in the ordinary course of business. Cash flows related to investment in joint venture and earn out payments on the Company's various acquisitions amounted to $475,000 and $302,000 in 2001 and 2000, respectively.

As of March 31, 2001 Medialink had $1.55 million in cash and cash equivalents as compared to $3.54 million as of December 31, 2000. In addition the Company had a balance due under its line of credit facility of $4.1 million and $2.0 million at March 31, 2001 and December 31, 2000, respectively. As of March 31, 2001 long-term debt was $61,000 compared to $107,000 at December 31, 2000.

The Company believes that it has sufficient capital resources, including $6 million available under its line of credit facility, and cash flow from operations to fund its net cash needs for at least the next twelve months, including those related to the above-mentioned acquisitions.

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

Dated: May 10, 2001