Form 10-Q
period 2001-06-30
MEDIALINK WORLDWIDE INC
filed 2001-08-14
CIK 812890

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on August 13, 2001:

                  Common Stock - 5,820,714

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

ITEM 1.           Financial Statements                                                                      3

                  Condensed Consolidated Balance Sheets as of June 30,
                  2001 (unaudited) and December 31, 2000                                                    3

                  Unaudited Condensed Consolidated Statements of Operations
                  for the six months ended June 30, 2001 and 2000                                           4

                  Unaudited Condensed Consolidated Statements of Operations
                  for the three months ended June 30, 2001 and 2000                                         5

                  Unaudited Condensed Consolidated Statements of Cash Flows
                  for the six months ended June 30, 2001 and 2000                                           6

                  Notes to Unaudited Condensed Consolidated Financial Statements                         7 - 10

ITEM 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                              11 - 14

PART II. OTHER INFORMATION

ITEM 1.           Legal Proceedings                                                                        15

ITEM 2.           Changes in Securities and Use of Proceeds                                                15

ITEM 3.           Defaults Upon Senior Securities                                                          15

ITEM 4.           Submission of Matters to a Vote of Security Holders                                      15

ITEM 5.           Other Information                                                                        15

ITEM 6.           Exhibits and Reports on Form 8-K                                                         15

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    As of June 30, 2001 and December 31, 2000

                                                                                             June 30,          December 31,
                                                                                               2001               2000
                                                                                         ---------------     ---------------
                                                                                           (Unaudited)

                                                   ASSETS
Current Assets:
   Cash and cash equivalents                                                             $     2,492,552     $     3,542,257
   Accounts receivable, net                                                                   12,461,146          13,568,651
   Prepaid and refundable income taxes                                                           595,873                --
   Prepaid expenses and other current assets                                                   2,420,550           2,635,985
   Deferred tax assets                                                                           199,000             199,000
                                                                                         ---------------     ---------------
       Total current assets                                                                   18,169,121          19,945,893
                                                                                         ---------------     ---------------

Property and equipment, net                                                                    6,433,088           5,532,560

Goodwill, customer list and other intangibles, net                                            12,049,775          13,091,075
Investment in joint venture                                                                      851,604           1,009,872
Deferred tax assets                                                                            1,150,000           1,000,000
Other assets                                                                                   2,587,674           1,448,863
                                                                                         ---------------     ---------------
       Total assets                                                                      $    41,241,262     $    42,028,263
                                                                                         ===============     ===============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                                     $        53,479     $        99,224
   Borrowings on credit facilities                                                             4,120,000           2,000,000
   Accounts payable                                                                            3,295,105           3,735,397
   Accrued expenses and other current liabilities                                              2,033,295           2,154,769
   Income taxes payable                                                                             --             1,312,628
                                                                                         ---------------     ---------------
       Total current liabilities                                                               9,501,879           9,302,018
Long-term debt, net of current portion                                                            72,521             106,572
Note payable - stockholder                                                                        50,000              50,000
                                                                                         ---------------     ---------------
       Total liabilities                                                                       9,624,400           9,458,590
                                                                                         ---------------     ---------------
Stockholders' Equity:
   Common stock; $.01 par value. Authorized 15,000,000 shares; issued and outstanding
     5,820,714 shares in 2001 and 5,751,693 shares in 2000                                        58,207              57,517
   Additional paid-in capital                                                                 24,399,563          24,138,687
   Retained earnings                                                                           7,638,402           8,572,943
   Accumulated other comprehensive loss                                                         (479,310)           (199,474)
                                                                                         ---------------     ---------------
       Total stockholders' equity                                                             31,616,862          32,569,673
                                                                                         ---------------     ---------------
       Total liabilities and stockholders' equity                                        $    41,241,262     $    42,028,263
                                                                                         ===============     ===============

       See notes to unaudited condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Six Months Ended June 30, 2001 and 2000


                                                                                              2001                2000
                                                                                         ---------------     ---------------

Revenues                                                                                 $    26,837,643     $    28,563,692

Direct costs                                                                                   9,479,298          10,605,185
                                                                                         ---------------     ---------------

     Gross Profit                                                                             17,358,345          17,958,507

Operating Expenses:
Selling, general and administrative expenses                                                  17,600,373          15,309,546
Loss from joint venture                                                                          408,268             498,095
Loss on sale of subsidiary                                                                       495,905                   -
Restructuring charge                                                                             420,000                   -
                                                                                         ---------------     ---------------

     Operating (loss) income                                                                  (1,566,201)          2,150,866

Interest (expense) income, net                                                                   (43,340)             59,418
                                                                                         ---------------     ---------------

     (Loss) income before income taxes                                                        (1,609,541)          2,210,284

(Benefit from) provision for income taxes                                                       (675,000)            932,000
                                                                                         ---------------     ---------------

     Net (loss) income                                                                   $      (934,541)    $     1,278,284
                                                                                         ===============     ===============

Basic (loss) earnings per share                                                          $         (0.16)    $          0.23
                                                                                         ===============     ===============

Diluted earnings per share                                                               $         (0.16)    $          0.21
                                                                                         ===============     ===============

       See notes to unaudited condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2001 and 2000


                                                                                               2001                2000
                                                                                         ---------------     ---------------

Revenues                                                                                 $    13,489,718     $    15,146,831

Direct costs                                                                                   4,644,651           5,599,376
                                                                                         ---------------     ---------------

     Gross Profit                                                                              8,845,067           9,547,455

Operating Expenses:
Selling, general and administrative expenses                                                   8,616,340           7,913,723
Loss from joint venture                                                                          166,000             255,000
                                                                                         ---------------     ---------------

     Operating income                                                                             62,727           1,378,732

Interest (expense) income, net                                                                   (27,339)             32,543
                                                                                         ---------------     ---------------

     Income before income taxes                                                                   35,388           1,411,275

Provision for income taxes                                                                        15,000             600,000
                                                                                         ---------------     ---------------

     Net income                                                                          $        20,388     $       811,275
                                                                                         ===============     ===============

Basic earnings per share                                                                 $          --       $          0.14
                                                                                         ===============     ===============

Diluted earnings per share                                                               $          --       $          0.14
                                                                                         ===============     ===============

       See notes to unaudited condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2001 and 2000


                                                                                               2001                2000
                                                                                         ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                                   $      (934,541)    $     1,278,284
                                                                                         ---------------     ---------------
     Adjustments to reconcile net (loss) income to net cash
        provided by (used in) operating activities:
     Depreciation and amortization                                                             1,754,956           1,449,959
     Loss on sale of subsidiary                                                                  495,905                --
     Deferred income taxes                                                                      (150,000)           (184,000)
     Equity loss from joint venture                                                              408,268             498,095
     Changes in assets and liabilities, net of acquisitions
       Accounts receivable                                                                       684,046          (3,611,517)
       Other assets                                                                           (1,044,496)           (112,895)
       Prepaid expenses and other current assets                                                 189,881            (282,595)
       Accounts payable and accrued expenses                                                    (541,372)          1,882,191
       Prepaid and refundable taxes                                                             (595,873)               --
       Income taxes payable                                                                   (1,312,628)            485,272
                                                                                         ---------------     ---------------
          Net cash (used in) provided by operating activities                                 (1,045,854)          1,402,794
                                                                                         ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for acquisitions, net of cash acquired, and acquisition costs                    (225,000)         (1,001,138)
     Cash paid for investment in joint venture                                                  (250,000)               --
     Cash received for sale of subsidiary, net of cash included in assets sold                    29,908                --
     Purchases of property and equipment                                                      (1,710,529)           (678,362)
                                                                                         ---------------     ---------------
          Net cash used in investing activities                                               (2,155,621)         (1,679,500)
                                                                                         ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock in connection
       with the exercise of stock options                                                        111,566             100,456
     Repayments of long term debt                                                                (79,796)            (59,813)
     Borrowings (payments) on line of credit - bank                                            2,120,000          (2,000,000)
                                                                                         ---------------     ---------------
          Net cash from (used in) financing activities                                         2,151,770          (1,959,357)
                                                                                         ---------------     ---------------
          Net decrease in cash and cash equivalents                                           (1,049,705)         (2,236,063)
Cash and cash equivalents at the beginning of period                                           3,542,257           3,883,708
                                                                                         ---------------     ---------------
Cash and cash equivalents at end of period                                               $     2,492,552     $     1,647,645
                                                                                         ===============     ===============

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the six and three months ended June 30, 2001 and 2000. The results for the six and three months ended June 30, 2001 are not necessarily indicative of the results expected for the full fiscal year.


(2)      Earnings per Share

Basic earnings per common share is computed using net income applicable to common stock and the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. For the six months ended June 30, 2001 the Company had common stock equivalents of 48,585 related to stock options that were not included in the computation of earnings per common share because they were antidilutive. The weighted average number of shares for the six and three months ended June 30, 2001 and 2000 are as follows:

Weighted Average Shares Outstanding

                                        For the six months ended June 30,
                                       -----------------------------------
                                            2001                2000
                                       ---------------     ---------------

             Basic                           5,776,895           5,671,033
                                       ===============     ===============

             Diluted                         5,776,895           5,977,085
                                       ===============     ===============

                                       For the three months ended June 30,
                                       -----------------------------------
                                            2001                2000
                                       ---------------     ---------------

             Basic                           5,804,347           5,696,124
                                       ===============     ===============

             Diluted                         5,833,852           5,930,490
                                       ===============     ===============

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



(3)      Comprehensive (Loss) Income

The components of comprehensive income (loss) consist of the following:

                                                          For the six months ended June 30,
                                                         -----------------------------------
                                                              2001                2000
                                                         ---------------     ---------------

            Net (loss) income                            $      (934,541)    $     1,278,284

            Other comprehensive loss:
               Foreign currency translation
                 adjustments                                    (279,836)            (25,405)
                                                         ---------------     ---------------

            Comprehensive (loss) income                  $    (1,214,377)    $     1,252,879
                                                         ===============     ===============

                                                         For the three months ended June 30,
                                                         -----------------------------------
                                                              2001                2000
                                                         ---------------     ---------------

            Net income                                   $        20,388     $       811,275

            Other comprehensive income:
               Foreign currency translation
                 adjustments                                       2,328               2,164
                                                         ---------------     ---------------

            Comprehensive income                         $        22,716     $       813,439
                                                         ===============     ===============

Accumulated other comprehensive income at June 30, 2001 and December 31, 2000 consists of foreign currency translation adjustments.


(4)      Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (the "FASB") issued
SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. During June 1999, SFAS No. 137 was issued which delayed the effective date of SFAS No. 133 to January 1, 2001. The impact of adopting SFAS No. 133 did not have a material effect on the Company's financial position or results of operations.

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill [and equity-method goodwill] is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $11,798,000 which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $730,000 and $430,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Six months ended June 30, 2001 compared to six months ended June 30, 2000

Revenues decreased by $1.72 million, or 6%, from $28.56 million in the six months ended June 30, 2000 ("2000") to $26.84 million in the six months ended June 30, 2001 ("2001"). Revenue from the Company's production and live broadcast services increased by $237,000, and the Company's research services revenue increased by $1.03 million. Revenue from the Company's distribution services decreased by $696,000 and from its internet services decreased by $2.30 million. The increase in research revenue reflects the positive trend that the Company has experienced since the 1999 merger between Medialink's existing research services and The Delahaye Group, Inc. During the first six months of 2001 the Company was challenged by a difficult economic environment, resulting in lower than anticipated revenue.

Direct costs decreased by $1.13 million, or 11%, from $10.61 million in 2000 to $9.48 million in 2001. Direct costs as a percentage of revenue decreased from 37% in 2000 to 35% in 2001, mainly as a result of a lower proportion of revenue from internet services in 2001 as compared to 2000. Revenues from internet services generally have lower gross profit margins as compared with revenue on the Company's other services.

Operating expenses for the periods presented were as follows:

                                                                   2001                2000
                                                             ---------------     ---------------
                                                                       (in thousands)
Selling, general and administrative expenses ("S, G & A")    $        17,601     $        15,310
Loss from joint venture                                                  408                 498
Loss on sale of subsidiary                                               496                --
Restructuring charge                                                     420                --
                                                             ---------------     ---------------
Total                                                        $        18,925     $        15,808
                                                             ===============     ===============

The increase in S, G & A includes increases in payroll costs of approximately $1.36 million, which reflects the Company's investment in personnel made during the year ended December 31, 2000, in order to service its revenue growth experienced for that same period. As the Company experienced a slow-down in demand resulting from the economic downturn during 2001, it made adjustments in its personnel and other S, G & A expenditures that will more fully take effect during the second half of 2001. Also included in the increase in S, G & A is approximately $617,000 in rent resulting from, among other things, the expansion of our corporate headquarters in New York which now includes a new state of the art production and broadcast studio that officially opened for business in April 2001. The Company believes that the studio will provide additional revenue streams as well as reduce our costs of production and distribution services.

During 2001 the Company sold a component of its UK photography business and as a result incurred a loss from the sale of a subsidiary of $496,000.

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

Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased by $3.41 million from $3.60 million in 2000 to $189,000 in 2001. The decrease is represented by lower than expected revenues in the first half of 2001 and additional operating expenses and other losses and charges discussed above.

Depreciation and amortization expense, which is included in general and administrative expenses, increased by $305,000, or 21%, from $1.45 million in 2000 to $1.76 million in 2001. The increase was due primarily to additional amortization expense arising from additional earn out payments made by the Company on its various acquisitions and depreciation expense related to the Company's new studio.

As a result of the foregoing, the Company experienced an operating loss of $1.57 million in 2001 as compared to operating income of $2.15 million in 2000. Excluding the loss from joint venture, loss on sale of subsidiary and restructuring charge the operating loss for 2001 was $242,000 as compared to operating income of $2.65 million in 2000.

Income tax (benefit) expense was calculated using Medialink's effective tax rates of 42% in both 2001 and 2000.

Including loss from joint venture, loss from sale of subsidiary and a restructuring charge, the Company had a net loss of $935,000 in 2001 as compared to net income of $1.28 million in 2000. In 2001 the company had basic loss per share of $0.16 compared to earnings per share was $0.23 per share in 2000.


Three months ended June 30, 2001 compared to three months ended June 30, 2000

Revenues decreased by $1.66 million, or 11%, from $15.15 million in the three months ended June 30, 2000 (the "2000 Quarter") to $13.49 million in the three months ended June 30, 2001 (the "2001 Quarter"). Revenue from the Company's distribution services increased by $163,000, and the Company's research services revenue increased by $287,000. Revenue from the Company's production and live broadcast services decreased by $677,000 and from its internet services decreased by $1.43 million. During the second quarter the Company continued to be challenged by a difficult economic environment, resulting in lower than anticipated revenue.

Direct costs decreased by $955,000, or 17%, from $5.60 million in the 2000 Quarter to $4.64 million in the 2001 Quarter. Direct costs as a percentage of revenue decreased from 37% in the 2000 Quarter

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)


to 34% in the 2001 Quarter, mainly as a result of a lower proportion of revenue from internet services in the 2001 Quarter as compared the 2000 Quarter. Revenues from internet services generally have lower gross profit margins as compared with revenue on the Company's other services.

Operating expenses increased by $614,000 or 8%, from $8.17 million in the 2000 Quarter to $8.78 million in the 2001 Quarter. Included in the increase were payroll costs of approximately $583,000, which reflects the Company's investment in personnel made during the year ended December 31, 2000, in order to service its revenue growth experienced for that same period. As the Company experienced a slow-down in demand resulting from the economic downturn during 2001, it made adjustments in its personnel and other S, G & A expenditures that will more fully take effect during the second half of 2001.

EBITDA decreased by $1.10 million from $2.13 million in the 2000 Quarter to $1.03 million in the 2001 Quarter. The decrease is represented by lower than expected revenues in the second quarter of 2001.

Depreciation and amortization expense, which is included in general and administrative expenses, increased by $221,000, or 30%, from $748,000 in the 2000 Quarter to $969 million in the 2001 Quarter. The increase was due primarily to additional amortization expense arising from additional earn out payments made by the Company on its various acquisitions and additional depreciation expense related to the Company's new studio.

As a result of the foregoing, the Company experienced operating income of $63,000 in the 2001 Quarter as compared to $1.38 million in the 2000 Quarter. Excluding the loss from joint venture the operating income for the 2001 Quarter was $229,000 as compared to $1.63 million in the 2000 Quarter.

Income tax expense was calculated using Medialink's effective tax rates of 42% in both 2001 and 2000.

Including loss from joint venture the Company had a net income of $20,000 in the 2001 Quarter as compared to net income of $811,000 in the 2001 Quarter. Diluted earnings per share was break-even and $0.14 per share in the 2001 Quarter and the 2000 Quarter, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Medialink has financed its operations primarily through cash generated from operations and its line of credit facility. Cash flow used in operating activities amounted to $1.05 million for the six month period ended June 30, 2001, while cash flows from operating activities for the comparable period in 2000 was $1.40 million. Capital expenditures which are primarily incurred to support the Company's sales and operations were $1.71 million in 2001 compared to $678,000 in 2000. Included in 2001 is

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)


approximately $900,000 related to the expansion of our corporate headquarters and our new broadcast studio. Medialink has no capital expenditure plans other than in the ordinary course of business. Cash flows related to investment in joint venture and earn out payments on the Company's various acquisitions amounted to $475,000 and $1.00 million in 2001 and 2000, respectively.

As of June 30, 2001 Medialink had $2.49 million in cash and cash equivalents as compared to $3.54 million as of December 31, 2000. In addition the Company had a balance due under its line of credit facility of $4.12 million and $2.00 million at June 30, 2001 and December 31, 2000, respectively. As of June 30, 2001 long-term debt was $81,000 compared to $107,000 at December 31, 2000.

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


Dated: August 13, 2001