Form 10-Q
period 2001-09-30
MEDIALINK WORLDWIDE INC
filed 2001-11-14
CIK 812890

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on November 13, 2001:

                            Common Stock - 5,820,714

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements                                                3

        Condensed Consolidated Balance Sheets as of September 30,
        2001 (unaudited) and December 31, 2000                              3

        Unaudited Condensed Consolidated Statements of Operations
        for the nine months ended September 30, 2001 and 2000               4

        Unaudited Condensed Consolidated Statements of Operations
        for the three months ended September 30, 2001 and 2000              5

        Unaudited Condensed Consolidated Statements of Cash Flows
        for the nine months ended September 30, 2001 and 2000               6

        Notes to Unaudited Condensed Consolidated Financial Statements   7 - 11

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        12 - 15

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                 16

ITEM 2.  Changes in Securities and Use of Proceeds                         16

ITEM 3.  Defaults Upon Senior Securities                                   16

ITEM 4.  Submission of Matters to a Vote of Security Holders               16

ITEM 5.  Other Information                                                 16

ITEM 6.  Exhibits and Reports on Form 8-K                                  16

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 As of September 30, 2001 and December 31, 2000

                                                                                        September 30,   December 31,
                                                                                            2001            2000
                                                                                        ------------    ------------
                                                                                                (Unaudited)
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                            $  4,580,074    $  3,542,257
   Accounts receivable, net                                                                9,035,522      13,568,651
   Prepaid and refundable income taxes                                                     1,692,420            --
   Prepaid expenses and other current assets                                               3,044,950       2,635,985
   Deferred tax assets                                                                       199,000         199,000
                                                                                        ------------    ------------
       Total current assets                                                               18,551,966      19,945,893
                                                                                        ------------    ------------

Property and equipment, net                                                                6,593,803       5,532,560

Goodwill, customer list and other intangibles, net                                        11,564,775      13,091,075
Investment in joint venture                                                                  666,604       1,009,872
Deferred tax assets                                                                        1,220,000       1,000,000
Other assets                                                                               2,187,142       1,448,863
                                                                                        ------------    ------------
       Total assets                                                                     $ 40,784,290    $ 42,028,263
                                                                                        ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                                    $     54,548    $     99,224
   Borrowings on credit facilities                                                         6,186,000       2,000,000
   Accounts payable                                                                        2,409,772       3,735,397
   Accrued expenses and other current liabilities                                          1,977,225       2,154,769
   Income taxes payable                                                                         --         1,312,628
                                                                                        ------------    ------------
       Total current liabilities                                                          10,627,545       9,302,018
Long-term debt, net of current portion                                                        59,045         106,572
Note payable - stockholder                                                                    50,000          50,000
                                                                                        ------------    ------------
       Total liabilities                                                                  10,736,590       9,458,590
                                                                                        ------------    ------------
Stockholders' Equity:
   Common stock; $.01 par value. Authorized 15,000,000 shares; issued and outstanding
     5,820,714 shares in 2001 and 5,751,693 shares in 2000                                    58,207          57,517
   Additional paid-in capital                                                             24,399,563      24,138,687
   Retained earnings                                                                       5,867,529       8,572,943
   Accumulated other comprehensive loss                                                     (277,599)       (199,474)
                                                                                        ------------    ------------
       Total stockholders' equity                                                         30,047,700      32,569,673
                                                                                        ------------    ------------
       Total liabilities and stockholders' equity                                       $ 40,784,290    $ 42,028,263
                                                                                        ============    ============


      See notes to unaudited condensed consolidated financial statements.

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 2001 and 2000


                                                   2001            2000
                                               ------------    ------------

Revenues                                       $ 37,240,102    $ 42,345,848

Direct costs                                     13,458,490      15,431,252
                                               ------------    ------------

     Gross Profit                                23,781,612      26,914,596

Operating Expenses:
Selling, general and administrative expenses     23,510,556      20,974,576
Depreciation and amortization expense             2,687,635       2,136,523
Loss from joint venture                             593,268         774,000
Loss on sale of subsidiary                          495,905            --
Restructuring charges                               634,000            --
Advisory charges                                    333,012            --
                                               ------------    ------------
Total Operating Expenses                         28,254,376      23,885,099
                                               ------------    ------------

     Operating (loss) income                     (4,472,764)      3,029,497

Interest (expense) income, net                      (77,650)         88,812
                                               ------------    ------------

     (Loss) income before income taxes           (4,550,414)      3,118,309

(Benefit from) provision for income taxes        (1,845,000)      1,305,000
                                               ------------    ------------

     Net (loss) income                         $ (2,705,414)   $  1,813,309
                                               ============    ============

Basic (loss) earnings per share                $      (0.47)   $       0.32
                                               ============    ============

Diluted (loss) earnings per share              $      (0.47)   $       0.30
                                               ============    ============


      See notes to unaudited condensed consolidated financial statements.

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 2001 and 2000


                                                   2001            2000
                                               ------------    ------------

Revenues                                       $ 10,402,459    $ 13,782,156

Direct costs                                      3,979,192       4,826,067
                                               ------------    ------------

     Gross Profit                                 6,423,267       8,956,089

Operating Expenses:
Selling, general and administrative expenses      7,665,139       7,114,989
Depreciation and amortization expense               932,679         686,564
Loss from joint venture                             185,000         275,905
Restructuring charge                                214,000            --
Advisory charges                                    333,012            --
                                               ------------    ------------
Total Operating Expenses                          9,329,830       8,077,458
                                               ------------    ------------

     Operating (loss) income                     (2,906,563)        878,631

Interest (expense) income, net                      (34,310)         29,394
                                               ------------    ------------

     (Loss) income before income taxes           (2,940,873)        908,025

(Benefit from) provision for income taxes        (1,170,000)        373,000
                                               ------------    ------------

     Net (loss) income                         $ (1,770,873)   $    535,025
                                               ============    ============

Basic (loss) earnings per share                $      (0.30)   $       0.09
                                               ============    ============

Diluted (loss) earnings per share              $      (0.30)   $       0.09
                                               ============    ============



      See notes to unaudited condensed consolidated financial statements.

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2001 and 2000


                                                                                     2001           2000
                                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                           $(2,705,414)   $ 1,813,309
                                                                                 -----------    -----------
     Adjustments to reconcile net (loss) income to net cash
        (used in) provided by operating activities:
     Depreciation and amortization                                                 2,687,635      2,136,523
     Loss on sale of subsidiary                                                      495,905           --
     Deferred income taxes                                                          (220,000)      (285,000)
     Equity loss from joint venture                                                  593,268        774,000
     Changes in assets and liabilities, net of acquisitions
       Accounts receivable                                                         4,311,381     (1,921,375)
       Other assets                                                                 (694,964)      (222,221)
       Prepaid expenses and other current assets                                    (434,519)      (258,881)
       Accounts payable and accrued expenses                                      (1,482,775)     1,154,167
       Prepaid and refundable taxes                                               (1,692,420)          --
       Income taxes payable                                                       (1,312,628)       598,194
                                                                                 -----------    -----------
          Net cash (used in) provided by operating activities                       (454,531)     3,788,716
                                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for acquisitions, net of cash acquired, and acquisition costs        (225,000)    (1,492,051)
     Cash paid for investment in joint venture                                      (250,000)          --
     Cash received for sale of subsidiary, net of cash included in assets sold        29,908           --
     Purchases of property and equipment                                          (2,267,923)    (1,466,004)
                                                                                 -----------    -----------
          Net cash used in investing activities                                   (2,713,015)    (2,958,055)
                                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock in connection
       with the exercise of stock options                                            111,566        102,456
     Repayments of long term debt                                                    (92,203)       (83,720)
     Borrowings (payments) on line of credit - bank                                4,186,000     (2,000,000)
                                                                                 -----------    -----------
          Net cash provided by (used in) financing activities                      4,205,363     (1,981,264)
                                                                                 -----------    -----------
          Net increase (decrease) in cash and cash equivalents                     1,037,817     (1,150,603)
Cash and cash equivalents at the beginning of period                               3,542,257      3,883,708
                                                                                 -----------    -----------
Cash and cash equivalents at end of period                                       $ 4,580,074    $ 2,733,105
                                                                                 ===========    ===========



      See notes to unaudited condensed consolidated financial statements.

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the nine and three months ended September 30, 2001 and 2000. The results for the nine and three months ended September 30, 2001 are not necessarily indicative of the results expected for the full fiscal year.


 (2)     Earnings (loss) per Share

Basic earnings (loss) per common share is computed using net income (loss) applicable to common stock and the weighted average number of shares outstanding. Diluted earnings (loss) per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. For the nine and three month periods ended September 30, 2001 the Company had common stock equivalents of 57,681 and 75,569, respectively, related to stock options that were not included in the computation of earnings per common share because they were antidilutive. The weighted average number of shares for the nine and three months ended September 30, 2001 and 2000 are as follows:

Weighted Average Shares Outstanding

                                For the nine months ended September 30,
                                --------------------------------------
                                     2001                    2000
                                     ----                    ----

         Basic                      5,800,526               5,685,157
                                    =========               =========

         Diluted                    5,800,526               5,957,177
                                    =========               =========




                               For the three months ended September 30,
                               ---------------------------------------
                                     2001                    2000
                                     ----                    ----

         Basic                      5,829,114               5,713,405
                                    =========               =========

         Diluted                    5,829,114               5,903,525
                                    =========               =========

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

(3)      Comprehensive (Loss) Income

The components of comprehensive income (loss) consist of the following:

                                     For the nine months ended September 30,
                                     --------------------------------------
                                               2001           2000
                                           -----------    -----------

         Net (loss) income                 $(2,705,414)   $ 1,813,309

         Other comprehensive loss:
            Foreign currency translation
              adjustments                      (78,125)       (26,131)
                                           -----------    -----------

         Comprehensive (loss) income       $(2,783,539)   $ 1,787,178
                                           ===========    ===========


                                    For the three months ended September 30,
                                    ---------------------------------------
                                               2001           2000
                                           -----------    -----------

         Net (loss) income                 $(1,770,873)   $   535,025

         Other comprehensive income:
            Foreign currency translation
              adjustments                      201,711           (726)
                                           -----------    -----------

         Comprehensive (loss) income       $(1,569,162)   $   534,299
                                           ===========    ===========

Accumulated other comprehensive income at September 30, 2001 and December 31, 2000 consists of foreign currency translation adjustments.


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

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $11,798,000 which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $730,000 and $644,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which is effective January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The Company does not expect that the adoption of SFAS 143 will have a significant impact on its financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective January 1, 2002. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company does not expect that the adoption of SFAS 144 will have a significant impact on its financial statements.

(5)      Other Operating Expenses

Restructuring Charges

         In March 2001 the Company combined its U.S. and international broadcast services into a Global Broadcast Services unit. The corporate reorganization is designed to accelerate the growth of its broadcast services business. The Company incurred a charge of $420,000 as a result of the restructuring. Additionally in September 2001 the Company reduced its staff in the UK and US incurring a restructuring charge of $214,000. The total charges aggregating $634,000 included severance and related payments to terminated employees of approximately $420,000. Through September 30, 2001 approximately $359,000 of the total restructuring charges have been paid and the remaining balance of approximately $275,000 is included in accrued expenses.

Advisory Charges

         In August 2001 the Company received an unsolicited takeover bid by United Business Media plc to purchase all of its issued and outstanding common shares. In connection with this unsolicited offer the Company incurred legal and financial advisory expenses of approximately $333,000 in the quarter ended September 30, 2001.

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

(6)      Line of Credit

The Company has a $10 million credit facility (the "Credit Facility") with a lendor. Loans under the Credit Facility bear interest at the 30-Day Commercial Paper Rate plus 1.75%, per annum.

Covenants under the line of credit agreement require the Company to meet certain financial ratios, including minimum tangible net worth and maximum debt to earnings ratios, as defined in the agreement. At September 30, 2001 the Company was not in compliance with the debt to earnings ratio covenant which has been waived by the lender.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

Revenues decreased by $5.11 million, or 12%, from $42.35 million in the nine months ended September 30, 2000 ("2000") to $37.24 million in the nine months ended September 30, 2001 ("2001"). Revenue from the Company's production and live broadcast services decreased by $774,000, and the Company's research services revenue increased by $363,000. Revenue from the Company's distribution services decreased by $764,000 and its internet services decreased by $3.93 million. The decrease in revenue from internet services mirrored the downward trend in the new media sector experienced throughout 2001. During the first nine months of 2001 the Company was challenged by a difficult economic environment, resulting in lower than anticipated revenue. As a result of the September 11th tragedy, revenues from the Company's core broadcast services, which includes distribution, production and live broadcast services, were significantly affected.

Direct costs decreased by $1.97 million, or 13%, from $15.43 million in 2000 to $13.46 million in 2001. Direct costs as a percentage of revenue was 36% in both periods.

Operating expenses for the periods presented were as follows:

                                                 2001          2000
                                             -----------    -----------
                                                    (in thousands)
         Selling, general and administrative
          expenses ("S, G & A")              $    23,510    $    20,974
         Depreciation and amortization             2,688          2,137
         Loss from joint venture                     593            774
         Loss on sale of subsidiary                  496           --
         Advisory charges                            333           --
         Restructuring charge                        634           --
                                             -----------    -----------
         Total                               $    28,254    $    23,885
                                             ===========    ===========

The increase in S, G & A includes increases in payroll and payroll-related costs of approximately $1.30 million. Also included in the increase in S, G & A is approximately $866,000 in rent resulting from, among other things, the expansion of the Company's corporate headquarters in New York which now includes a new state-of-the-art production and broadcast television studio that officially opened in April 2001. The Company believes that the studio will provide additional revenue streams as well as reduce its costs of production and distribution services.

As the Company experienced a slow-down in demand resulting from the economic downturn during 2001, it made adjustments in its personnel and other S, G & A expenditures that will more fully take effect during the fourth quarter of 2001. As a result of the adjustments made, the Company expects to reduce S, G & A costs by approximately $750,000 during the fourth quarter of 2001 and approximately $4,000,000 during 2002.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During 2001 the Company sold a component of its UK photography business and as a result incurred a loss from the sale of a subsidiary of $496,000.

During 2001 the Company combined its U.S. and international broadcast services into a Global Broadcast Services unit. The corporate reorganization is designed to accelerate the growth of its broadcast services business. The Company incurred a charge of $420,000 as a result of the restructuring. Additionally in September 2001 the Company reduced its staff in the UK and US incurring a restructuring charge of $214,000.

Depreciation and amortization expense, which is included in general and administrative expenses, increased by $560,000, or 26%, from $2.13 million in 2000 to $2.69 million in 2001. The increase was due primarily to additional amortization expense arising from additional earn-out payments made by the Company on its various acquisitions and depreciation expense related to the Company's new studio.

As a result of the foregoing, the Company experienced an operating loss of $4.47 million in 2001 as compared to operating income of $3.03 million in 2000. Excluding the loss from joint venture, loss on sale of subsidiary, advisory charges and restructuring charges the operating loss for 2001 was $2.42 million as compared to operating income of $3.80 million in 2000.

Income tax (benefit) expense was calculated using Medialink's effective tax rates of 41% and 42% in 2001 and 2000, respectively.

Including loss from joint venture, loss from sale of subsidiary, advisory charges and a restructuring charges, the Company had a net loss of $2.71 million in 2001 as compared to net income of $1.81 million in 2000. In 2001 the Company had basic loss per share of $0.47 compared to earnings per share of $0.30 in 2000.


Three months ended September 30, 2001 compared to three months ended September 30, 2000

Revenues decreased by $3.38 million, or 25%, from $13.78 million in the three months ended September 30, 2000 (the "2000 Quarter") to $10.40 million in the three months ended September 30, 2001 (the "2001 Quarter"). Revenue from the Company's distribution services decreased by $68,000, and the Company's research services revenue decreased by $669,000. Revenue from the Company's production and live broadcast services decreased by $1.01 million and its internet services decreased by $1.63 million. The decrease in revenue from internet services mirrored the downward trend in the new media sector experienced throughout 2001. During the third quarter the Company continued to be challenged by a difficult economic environment, resulting in lower than anticipated revenue. As a result of the September 11th tragedy, revenues from the Company's core broadcast services, which includes distribution services and production and live broadcast services, were significantly affected.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Direct costs decreased by $847,000, or 18%, from $4.83 million in the 2000 Quarter to $3.98 million in the 2001 Quarter. Direct costs as a percentage of revenue increased from 35% in the 2000 Quarter to 38% in the 2001 Quarter, mainly as a result of the significant number of projects cancelled as a result of the events of September 11, 2001. Revenues on cancelled projects were charged to clients at little or no mark-up in order for the Company to recoup costs incurred. Lower revenue volume also contributed to the lower profit margins as a portion of direct costs are not entirely variable in nature.

Operating expenses for the periods presented were as follows:

                                                 2001           2000
                                             -----------    -----------
                                                   (in thousands)
         Selling, general and administrative
            expenses ("S, G & A")            $     7,665    $     7,114
         Depreciation and amortization               933            687
         Loss from joint venture                     185            276
         Advisory charges                            333           --
         Restructuring charge                        214           --
                                             -----------    -----------
         Total                               $     9,330    $     8,077
                                             ===========    ===========

The increase in S, G & A includes increases in payroll and payroll-related costs of approximately $356,000.

As the Company experienced a slow-down in demand resulting from the economic downturn during 2001, it made adjustments in its personnel and other S, G & A expenditures that will more fully take effect during the fourth quarter of 2001. As a result of the adjustments made, the Company expects to reduce S, G & A costs by approximately $750,000 during the fourth quarter of 2001 and approximately $4,000,000 during 2002.

In September 2001 the Company reduced its staff in the UK and US incurring a restructuring charge of $214,000.

Depreciation and amortization expense, which is included in general and administrative expenses, increased by $252,000, or 37%, from $681,000 in the 2000 Quarter to $933,000 in the 2001 Quarter. The increase was due primarily to additional amortization expense arising from additional earn-out payments made by the Company on its various acquisitions and additional depreciation expense related to the Company's new studio.

As a result of the foregoing, the Company had an operating loss of $2.91 million in the 2001 Quarter as compared to operating income of $879,000 in the 2000 Quarter. Excluding the loss from joint venture, restructuring charges and advisory charges, the operating loss for the 2001 Quarter was $2.17 million as compared to operating income of $1.15 million in the 2000 Quarter.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Income tax expense was calculated using Medialink's effective tax rates of 40% and 41% in 2001 and 2000, respectively.

Including loss from joint venture and other charges the Company had a net loss of $1.77 million in the 2001 Quarter as compared to net income of $535,000 in the 2000 Quarter. Basic loss per share was $0.30 in the 2001 Quarter compared to earning per share of $0.09 in the 2000 Quarter.


LIQUIDITY AND CAPITAL RESOURCES

Medialink has financed its operations primarily through cash generated from operations and its line of credit facility. Net cash used in operating activities amounted to $455,000 for the nine month period ended September 30, 2001, while net cash provided by operating activities for the comparable period in 2000 was $3.79 million. The change was primarily due to the net loss of $2.71 million in 2001 compared to the net income of $1.81 million in 2000. Capital expenditures which are primarily incurred to support the Company's sales and operations were $2.27 million in 2001 compared to $1.47 million in 2000. Included in 2001 is approximately $1.00 million related to the expansion of our corporate headquarters and our new broadcast studio. Medialink has no capital expenditure plans other than in the ordinary course of business. Cash flows related to the investment in joint venture and earn out payments on the Company's various acquisitions amounted to $475,000 and $1.49 million in 2001 and 2000, respectively.

As of September 30, 2001 Medialink had $4.58 million in cash and cash equivalents as compared to $3.54 million as of December 31, 2000. In addition the Company had a balance due under its line of credit facility of $6.19 million and $2.00 million at September 30, 2001 and December 31, 2000, respectively. Covenants under the line of credit agreement require the Company to meet certain financial ratios, including minimum tangible net worth and maximum debt to earnings ratios and expires in July 2002. At September 30, 2001 the Company was not in compliance with the debt to earnings ratio covenant which has been waived by the lender through December 31, 2001. Subsequent to September 30, 2001 the Company has initiated discussions with the lender to adjust certain covenants as defined in the agreement.

As of September 30, 2001 long-term debt was $59,000 compared to $107,000 at December 31, 2000.

The Company believes that it has sufficient capital resources, including cash flow from operations to fund its net cash needs for at least the next twelve months, including those related to the above-mentioned acquisitions.

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


         ITEM 4.  Submission of Matters to a Vote of Security Holders.
                            None


         ITEM 5.  Other Information.
                            None


         ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits: Exhibit 27 -    Financial Data Schedule

(b)      Report on Form 8-K:
                            A Form 8-K was filed on August 20, 2001 in connection with the Company's Preferred Stock Rights Plan.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                MEDIALINK WORLDWIDE INCORPORATED




                By: /s/ LAURENCE MOSKOWITZ
                    ------------------------
                    Laurence Moskowitz,
                    Chairman of the Board, Chief Executive Officer and President

                By: /s/ J. GRAEME MCWHIRTER
                    ------------------------
                    J. Graeme McWhirter
                    Executive Vice President, Assistant Secretary, Chief Financial Officer and Director


Dated: November 13, 2001