Form 10-K
period 2001-12-31
MEDIALINK WORLDWIDE INC
filed 2002-04-01
CIK 812890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 2001

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

                                 (212) 682-8300
                                 ---------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant amounted to $14,015,538 at the close of business on March 26, 2002.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on March 26, 2002: Common Stock - 5,946,686.


                       DOCUMENTS INCORPORATED BY REFERENCE

Applicable portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2002 are incorporated by reference in Part III of this Form.

ITEM 1.  BUSINESS.

GENERAL

Medialink Worldwide Incorporated ("Medialink") is a global leader in corporate media communications services. Medialink is a publicly traded company (Nasdaq:
MDLK) based in New York, with offices in 10 cities worldwide including an international base in London. Medialink uniquely blends its creative and production expertise with established news media credibility, proprietary databases and an electronic distribution infrastructure to provide its clients with the ability to create, distribute and measure their communications. The Company's clients are corporations and other organizations seeking to communicate their messages through the news media--primarily television--to audiences worldwide. Typical client communication needs include brand awareness, new product launches, regulatory actions, mergers and acquisitions, crisis communications, and other major corporate events.

Medialink specializes in working with clients to create and produce video news segments. The Company produces these news segments on behalf of more than 1,500 clients and provides them to television newsrooms, be they network or local, domestic or foreign, for their free and unrestricted use. For example, the news footage of the AOL-Time Warner merger used by television stations nationwide was distributed live by Medialink. In another example, as part of a 7-Eleven promotional campaign, major market stations recently broadcast live interviews from Medialink's New York studio with former astronaut Buzz Aldrin promoting telephone calling cards for military veterans. The Company also produces and distributes news to radio and Internet newsrooms. During 2001, Medialink generated more than 100,000 broadcast news airings worldwide, reaching a cumulative audience of more than 13 billion viewers and listeners on media as diverse as CNN, ABC, BBC, Germany's SAT1, Bloomberg Radio and Yahoo!. The Company also distributes news to newspapers and other print media.

Clients use Medialink because of its cost-effective and comprehensive array of services, the extensive depth and breadth of its media distribution reach and its long-established status and reputation as a trusted advisor. Through unique agreements with the Associated Press and major broadcast networks, Medialink can quickly alert and distribute its clients' video and audio news to more than 1,000 television, 10,000 radio and thousands of newspaper newsrooms worldwide. Unlike its competitors, Medialink combines this content production and distribution expertise with complete qualitative and quantitative communications monitoring, research and analysis services. Medialink's success is apparent in its rich and diverse client base, which includes AT&T, British Airways, Dell, Disney, Ericsson, Ford, General Motors, Hewlett Packard, IBM, Intel, Jaguar, Novartis, Pearson, Pfizer, Philip Morris, Royal Dutch Shell, Sony, and the UK Foreign and Commonwealth Office. Clients also include virtually every major PR firm in the US and the UK.

STRATEGY

From its inception, the Company has been at the vanguard as PR has evolved from being print-focused to embracing video, audio and, more recently, the Internet. Medialink's strategy is to enable its clients to effectively and efficiently communicate corporate news to targeted audiences through television, radio, print and the Internet. The Company achieves this by: (i) creating and producing compelling content; (ii) distributing content through the Company's unmatched infrastructure; (iii) monitoring distribution effectiveness and providing analytical feedback; and (iv) providing customized research to gauge the effectiveness of clients' communications efforts.

The Company believes it is the market share leader in each of its service offerings. Medialink has identified several avenues that should further support the Company's growth, including: (i) leveraging client relationships through cross-marketing; (ii) developing new products and services; and (iii) broadening the sales force and client base.

OPERATIONAL OVERVIEW

Medialink offers its comprehensive range of services through the following divisions:

      Broadcast Services Group ("BSG")--Through BSG, the Company provides its content creation, production, distribution and electronic broadcast monitoring services. BSG's principal products and services include video news releases, live event broadcasts (including satellite media tours, videoconferences and webcasting), audio news releases and radio media tours, in formats that are suitable for all broadcast news media. BSG distributes its clients' news stories directly to targeted television and radio, through its comprehensive distribution platform, and on-line media outlets worldwide, through Newstream.com its Joint Venture with Business Wire. BSG also monitors and statistically analyzes the extent to which content is aired, thereby providing valuable feedback to the client.

      Delahaye Medialink--The division is a global leader in providing communications/media research and analysis. Delahaye combines qualitative and quantitative research techniques, proprietary technologies and its own media and communications expertise to help companies and other organizations plan and evaluate their internal and external communications programs. Using data compiled from a variety of sources, including electronic monitoring and press clipping services, the division employs sophisticated statistical analyses to measure the quality and quantity of the clients' print, broadcast and Internet news coverage. Delahaye also offers interpretive analyses that can provide: (i) an overall appraisal of the efficiency and impact of a client's communications efforts; (ii) a comparison of the client's news coverage with that of its competitors; and
      (iii) a gauge of the client's return on investment for its communications programs.

      U.S. Newswire ("USN")--USN is the leading press release wire service for domestic governmental, public affairs and non-profit organization news sources. Its clients rely on it to provide immediate and simultaneous electronic distribution of their news releases, media advisories and press statements to the media and on-line services worldwide The division distributes news releases via a direct wire service feed, as well as through broadcast fax, e-mail, satellite and the Internet. USN also provides still photography services.

SERVICE OFFERING

Medialink offers clients a unique combination of creative content production, global media distribution and research and analysis, which enables clients to communicate their news efficiently and effectively. Through its BSG division, the Company provides a complete range of customized production and distribution services to corporations and other organizations to help them build public recognition, launch new products, manage crisis situations and meet other communications objectives. Utilizing its electronic monitoring capabilities, BSG also measures distribution reach and evaluates results. Through DM's research and analysis, Medialink helps companies evaluate their media communications programs and public image. Through USN, the Company provides news release distribution for governmental, public affairs and non-profit organizations. Medialink's ability to offer the comprehensive services that its clients demand makes it the partner of choice for leading corporations, organizations and PR firms worldwide.

-------------------------------------------------------------------------------------------------------------------------
                                    MEDIALINK WORLDWIDE INCORPORATED SERVICE OFFERINGS
-------------------------------------------------------------------------------------------------------------------------
 Production and Live Broadcast           Distribution                     Internet                  Research/Analysis
-------------------------------   ----------------------------   --------------------------   ---------------------------
o   Video and Audio News          o    Video and Audio           o    Cyber Media Tours       o   Competitive
    Release Production:                News Release                                               Analysis
          Domestic                     Distribution and
         International                 Monitoring:
                                              Domestic
                                              International
-------------------------------   ----------------------------   --------------------------   ---------------------------
o   Live Broadcasts:              o   Press Release              o    Webcasting              o   News Coverage
        Satellite Media Tours         Distribution                                                Analysis
        Radio Media Tours
        Special Event
          Broadcasts
        Video Conferences
        Audio Conferences
-------------------------------   ----------------------------   --------------------------   ---------------------------
o   Electronic Press Kits         o   Still Photography &        o   Web Releases            o    Campaign
                                      Digital Distribution                                        Effectiveness
-------------------------------   ----------------------------   --------------------------   ---------------------------
o   Public                                                       o   Newstream.com            o   Performance
    Service                                                                                       Benchmarking
    Announcements
-------------------------------                                  --------------------------   ---------------------------
o   Corporate Videos                                             o   WirePix                  o   Syndicated
                                                                     Distribution                 Research Studies
                                                                                              ---------------------------
                                                                                              o   Media Audits
                                                                                              ---------------------------
                                                                                              o   Strategic
                                                                                                  Communications
                                                                                                  Consulting and Crisis
                                                                                              ---------------------------


CLIENTS

The Company provides its services to more than 3,000 clients. The Company's clients include corporations such as AT&T, General Motors, IBM, Johnson & Johnson, Dell Computer, Intel, Disney, British Airways, Pfizer Pharmaceuticals, Philip Morris Incorporated, Kraft Foods, Miller Brewing, adidas, Bayer, BP, Diageo, DTI, Ford Motor Company, Jaguar, Pearson, Ericsson, Sony and Novartis; organizations such as the American Association of Retired Persons and the AFL-CIO; and the world's largest marketing communications firms such as Burson-Marsteller, Hill & Knowlton, Ketchum Communications, Edelman Public Relations Worldwide and Weber Shandwick Worldwide.

DISTRIBUTION AGREEMENTS

The Company has long-standing distribution alliances and powerful relationships with major news organizations that provide clients unparalleled access to newsroom decision-makers. Through a unique agreement with the Associated Press for the use of its AP Express newswire, Medialink can quickly alert more than 700 television and 400 radio newsrooms to clients' impending video and audio news. The Company's strong relationships with ABC, CBS and FOX, among others, provide it access to their network affiliates through their dedicated and highly cost-effective satellite news feeds. Medialink continues to expand its distribution infrastructure through strategic distribution agreements with high-profile media companies such as AOL Time Warner and Yahoo!. Through its Newstream.com joint venture, the Company has developed a delivery mechanism for multi-media content to more than 7,000 on-line newsrooms. Due to the Company's extensive usage of both satellite distribution and electronic broadcast monitoring services, the Company is able to obtain preferential pricing from its key suppliers. Medialink's extensive relationships and its reputation as a producer of newsworthy, broadcast-quality content ensure that clients' video and audio news productions capture the attention of newsroom decision-makers and thus their intended audiences.

BACKGROUND

The Company began offering production - in addition to distribution - of video news releases in 1994 and has since developed a full range of video, audio, Internet, still photography and print services which it now provides on a global basis. Medialink enables its clients to reach more than 11,000 newsrooms at television and radio networks, local stations, cable channels, direct broadcast satellite systems, as well as more than 7,500 online multimedia newsrooms.

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

The acceptance of digital audio and video media is driving the next Internet evolution. Companies are seeking to leverage the Internet by creating content rich Web destinations while controlling overhead and production costs. In 1999, Medialink created Newstream.com, a joint venture with Business Wire, a leading distributor of text-based press releases. Newstream.com delivers multimedia assets to more than 7,500 online news and information Web sites that increasingly need streaming video, audio, presentations, and graphics to be competitive. During its second year of operations, Newstream.com experienced strong growth. News organization registrations at Newstream.com grew 98% in 2001 despite a wave of consolidations and layoffs at major online news sites like CNN, AOL, ABC and News Corp. Newstream.com's news site subscribers stood at 18,000 editors, producers and content creators as of December 31, 2001, up from 9,100 at the start of January 2001.

Newstream.com's overall membership - including corporate communicators, public relations professionals, financial advisors and members of the general public - stands at more than 53,000, an 84% increase during the 2001 calendar year. The number of registered public relations and corporate communications professionals jumped 88% from 4,713 in January 2001 to 8,870 in December 2001. The number of registered financial professionals jumped 99% from 1,348 in January 2001 to 2,682 December 2001. Registration among the general public was up 81% from 12,824 in January of 2001 to 23,266 December 2001.

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

In late 1999, the Company acquired U.S. Newswire LLC. U.S. Newswire, founded in 1986, is a leader in providing satellite wire service, Internet and online distribution of full-text and multimedia news for government and public policy news sources to news media and online services - locally, nationally and worldwide. Clients include Cabinet agencies and the majority of political campaigns, advocacy groups, trade associations, think tanks, public affairs firms and other similar organizations.

The Company continues to diversify its service offerings, and in 1999, the Company accelerated development of its research group by acquiring the Delahaye Group, a leading public relations and media analysis firm. During 2000, the Company successfully integrated it with its own research operations. The new research team has emerged as a leader in helping corporations and organizations around the world communicate more efficiently and effectively. By providing media monitoring, analysis, and public relations research, Medialink helps corporations determine return on investment from their communications efforts. Contributing to the group's growth were the Company's previous investments in Infotrend and NewsIQ.

In 2001, the Company introduced the Media Reputation Index (MRi). MRi is a study that assesses the media's impact on corporate reputation, providing the basis for understanding and improving a company's perception as covered by the news media. The index benchmarks the 100 largest US-based companies including Exxon Mobil Corporation, General Motors Corporation, Ford Motor Company and Wal-Mart Stores, Inc., tracking and evaluating each company's media coverage over time and versus all 100 companies.

EMPLOYEES

As of December 31, 2001, the Company had approximately 299 employees including 182 in client services, 60 in sales and marketing and 57 in administration. Included in administration were executives and employees in new services development totaling 7. None of the Company's employees is represented by a labor union. Management believes that its employee relations are good. The Company also engages on a part-time, project-by-project basis, independent production crews at various locations worldwide. These crews have the skills, training and experience which the Company requires for its production services.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

The Company's common stock is traded on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol MDLK. The following table sets forth the high and low closing sales prices per share of the Company's common stock on the NASDAQ National Market System for the periods indicated:

                   Quarter Ended                         Low        High
                   -------------                         ---        ----

         Quarter ended March 31, 2000                    6.50      12.94
         Quarter ended June 30, 2000                     5.38       9.13
         Quarter ended September 30, 2000                5.63       7.44
         Quarter ended December 31, 2000                 3.75       7.25

         Quarter ended March 31, 2001                    2.75       5.63
         Quarter ended June 30, 2001                     2.49       4.29
         Quarter ended September 30, 2001                3.07       4.93
         Quarter ended December 31, 2001                 2.20       3.95

As of December 31, 2001, there were approximately 1,641 holders of record of the Company's common stock.

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

                                                                          For the Years Ended December 31,
                                                          2001           2000           1999           1998           1997
                                                      ------------   ------------   ------------   ------------   ------------
                                                                       (In thousands, except per share data)

Operating Data:

Revenues                                              $     48,420   $     56,474   $     44,614   $     43,511   $     30,779
Gross profit                                                30,722         35,958         29,277         27,584         19,636
Selling, general and administrative expenses (a)            34,275         31,426         25,924         23,375         16,161
Loss from joint venture                                        728          1,079            234           --             --
Earnings before interest, taxes,
  depreciation and amortization (a)                           (708)         6,346          5,483          6,112          4,535
Operating income (loss)                                     (6,216)         3,453          3,119          4,209          3,475
Income (loss) before provision for
   income taxes                                             (6,348)         3,532          3,339          4,548          3,865
Net income (loss)                                           (3,773)         2,057          1,992          2,335          2,475
Pro forma earnings (loss) per share (b)               $      (0.46)  $       0.35   $       0.34   $       0.39   $       0.44
Earnings (loss) per share                             $      (0.65)  $       0.35   $       0.34   $       0.39   $       0.44

Balance Sheet Data:

Working capital                                       $      6,085   $     10,644   $     11,117   $     13,943   $     14,490
Assets                                                      40,813         42,028         36,982         33,293         30,377
Long-term debt, net                                             95            157            233            779            687
Stockholders' equity                                  $     29,046   $     32,570   $     29,887   $     26,340   $     22,506

(a) 2001 selling, general and administrative expenses and earnings before interest, taxes, depreciation and amortization exclude restructuring, loss on sale of subsidiary and advisory charges of $634, $496, and $805, respectively.

(b) Pro forma earnings per share is defined as earnings per share excluding restructuring, loss on sale of subsidiary and advisory charges.

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

Fiscal Year 2001 as Compared to Fiscal Year 2000
Revenues decreased by $8.05 million, or 14%, from $56.47 million in 2000 to $48.42 million in 2001. Revenues from distribution services decreased by $2.68 million, from production and live broadcast services $411,000, from Internet services $4.91 million and from research $59,000. The decrease in revenue from internet services mirrored the downward trend in the new media sector experienced throughout 2001. During the first nine months of 2001 the Company was challenged by a difficult economic environment, resulting in lower than anticipated revenue. As a result of the September 11th tragedy, revenues from the Company's core broadcast services, which includes distribution, production and live broadcast services, were significantly affected.

Direct costs decreased by $2.82 million, or 14%, from $20.52 million in 2000 to $17.70 million in 2001. Direct costs as a percentage of revenue were 36.6% and 36.3%, respectively, in 2001 and 2000. In spite of the difficult economic environment, the Company was able to maintain it's gross profit margin.

Selling, general and administrative ("S, G & A) expenses increased by $2.17 million or 8%, from $28.53 million in 2000 to $30.70 million in 2001. Included in the increase in S, G & A is an increase in payroll and related costs of approximately $1.11 million. Also included in the increase in S, G & A is approximately $779,000 in rent resulting from, among other things, the expansion of the Company's corporate headquarters in New York which now includes a new state-of-the-art production and broadcast television studio that officially opened in April 2001. The Company believes that the studio will provide additional revenue streams as well as reduce its costs of production and distribution services.

As the Company experienced a slow-down in demand resulting from the economic downturn during 2001, it made adjustments during the first and third quarter of 2001 in its personnel and other S, G & A expenditures. As a result of the adjustments made, as well as adjustments made to the direct costs, the Company hopes to achieve annual savings of approximately $4.00 million to S, G & A and direct costs.

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

In August 2001 the Company received an unsolicited takeover bid by United Business Media plc to purchase all of its issued and outstanding common shares. In connection with this unsolicited offer the Company incurred legal and financial advisory expenses of approximately $804,000 through December 31, 2001. As of December 31, 2001 the unsolicited offer is no longer active.

Depreciation and amortization expense increased by $679,000, or 24%, from $2.89 million in 2000 to $3.57 million in 2001. The increase was due primarily to additional amortization expense arising from additional earn-out payments, recorded as goodwill, made by the Company on its various acquisitions and depreciation expense related to the Company's new studio.

As a result of the foregoing, the Company experienced an operating loss of $6.22 million in 2001 as compared to operating income of $3.45 million in 2000. Excluding the loss from joint venture, loss on sale of subsidiary, advisory charges and restructuring charges the operating loss for 2001 was $3.55 million as compared to operating income of $4.53 million in 2000.

Interest expense increased by $226,000 from $47,000 in 2000 to $273,000 in 2001. The increase was due to the Company increased borrowings on its line of credit during 2001 as compared to 2000.

Income tax expense (benefit) was calculated using Medialink's effective tax rates of 41% in 2001 and 42% in 2000.

Including loss from joint venture, loss from sale of subsidiary, advisory charges and restructuring charges, the Company had a net loss of $3.77 million in 2001 as compared to net income of $2.06 million in 2000. In 2001 the Company had basic loss per share of $0.65 compared to basic earnings per share of $0.36 in 2000.


Fiscal Year 2000 as Compared to Fiscal Year 1999
Revenues increased by $11.86 million, or 27%, from $44.61 million in 1999 to $56.47 million in 2000. Revenues from distribution services increased by $3.10 million, from production and live broadcast services $3.35 million, from Internet services $2.65 million and from research $2.76 million.

Direct costs increased by $5.18 million, or 34%, from $15.34 million in 1999 to $20.52 million in 2000. Direct costs as a percentage of revenue were 36% and 34%, respectively, in 2000 and 1999. The decrease in the gross profit percentage in 2000 was primarily as a result of the service mix. The Company's revenue from internet services, which generally have lower gross margins than its other services, contributed 10% of revenue in 2000 as compared with 7% in 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Selling, general and administrative expenses increased by $5.50 million or 21%, from $25.93 million in 1999 to $31.43 million in 2000. Selling, general and administrative expenses as a percentage of revenues were 58% and 56% for 2000 and 1999, respectively. The increase was due primarily to an increase in the Company's salary costs, which increased by $2.84 million in 2000. Expanded investments in NewsIQ, Infotrend and Total News Tracking, as well as the development and construction of new state-of-the-art editing and broadcast facilities in New York and London, contributed to the increase in selling, general and administrative costs. The Company believes that revenue generated from these investments as well as their reduction in costs will have an accretive effect on the Company's future results of operations.

As a result of the above, earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $863,000, or 16%, from $5.48 million in 1999 to $6.35 million in 2000. The increase includes an increase in the loss from the Company's joint venture of $845,000. As a percentage of revenue, EBITDA in 2000 was 11% as compared with 12% in 1999.

Depreciation and amortization expense increased by $530,000, or 22%, from $2.36 million in 1999 to $2.89 million in 2000. The increase was primarily due to amortization expense of intangible assets arising from earn-out payments, recorded as goodwill, made during the year.

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


LIQUIDITY AND CAPITAL RESOURCES

Medialink has financed its operations primarily through cash generated from operations and through draw downs on its line of credit facility. Cash flow provided by operating activities amounted to $569,000 and $5.61 million in 2001 and 2000, respectively. Capital expenditures which are primarily incurred to support Medialink's sales and operations were $2.19 million in 2001 and $3.16 million in 2000. Capital expenditures during 2000 include approximately $1.50 million for the build-out and equipment purchases for our New York offices, which include the construction of our new state-of-the-art editing and broadcast facility. The Company believes that the studio will provide additional revenue streams as well as reduce its costs of production and distribution services. Medialink has no capital expenditure plans other than in the ordinary course of business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


On August 1, 1999 the Company entered into a joint venture with Business Wire to form Business Wire/Medialink, LLC, doing business as Newstream.com. Each member made an initial capital contribution of $2.00 million, plus acquisition costs. The Company accounts for its interest in Newstream.com under the equity method. During 2001 each member made an additional capital contribution of $500,000 each. During 2001 the Company also made various earn-out payments on acquisitions aggregating $1.06 million in cash.

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

In June 1997 Medialink acquired certain assets of CTV. The initial purchase price of $4.18 million was paid $3.85 million in cash and $333,000 in Medialink common stock. Included in the cash portion was $300,000 related to the purchase of a non-compete. Earn-out provisions allow for up to an additional $6.2 million to be paid, through 2002, based upon certain revenue and profitability targets over the next five years. Assuming the targets are met, the overall consideration will be in the form of cash and Medialink common stock, as specified in the agreement. During 2001 and 2000 Medialink made cash payments of approximately $834,000 and $1.17 million, respectively, as additional consideration for the CTV acquisition.

At December 31, 2001 the maximum future earn-out payments on the above acquisitions are approximately $1.80 million ($1.29 million in the form of cash and $510,000 in the form of Medialink common stock) through March 2003.

In August 2001 the Company received an unsolicited takeover bid by United Business Media plc to purchase all of its issued and outstanding common shares. In connection with this unsolicited offer the Company retained a financial advisor. The terms of such retention provide that the Company pay the financial advisor between $2,000,000 and $2,500,000 by August 20, 2002. Through December 31, 2001 $400,000 was charged to operations related to this agreement. As of December 31, 2001 the unsolicited offer is no longer active.

During 1999 the Company entered into a three year line of credit facility with a financial institution. At December 31, 2001 the Company had borrowings on the facility of $6.27 million. Covenants under the line of credit agreement require the Company to meet certain financial ratios, including minimum tangible net worth and maximum debt to earnings ratios, as defined in the agreement. At December 31, 2001 the Company was not in compliance with the debt to earnings ratio covenant which has been waived by the lender through April 1, 2002. Subsequent to December 31, 2001 the Company received a commitment from the financial institution to amend the line of credit facility extending the due date to January 1, 2003 and allowing for borrowings of up to $7.50 million. Additionally the financial covenant that the Company was not in compliance with was terminated and replaced with a covenant based on earnings before interest, taxes, depreciation, amortization and other charges, as defined in the agreement. Management believes that the Company is currently in compliance with this new covenant.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


As at December 31, 2001 Medialink had $4.68 million in cash and cash equivalents as compared with $3.54 million as at December 31, 2000. As at December 31, 2001 and 2000, long-term debt, including current portion, was $150,000 and $256,000, respectively.

The Company believes that it has sufficient capital resources, including availability under its line of credit facility, and cash flow from operations to fund its net cash needs for at least the next twelve months.


RISK FACTORS

Major News Events
Events which dominate news broadcasts, may cause the Company's clients to delay their use of, or not use, the Company's services for a particular project as such clients may determine that their messages may not receive adequate attention in light of the coverage of other new events. Such circumstances could have a material adverse effect on the Company's business, operating results and financial condition.

Susceptibility to General Economic Conditions
The Company's revenues are affected by its clients' marketing communications spending and advertising budgets. The company's revenues and results of operations may be subject to fluctuations based upon general economic conditions in the geographic locations where it offers its services or distributes its material. If there were to be continued economic downturn or a continued recession in these geographic locations, then the Company expects that business enterprises, including its clients and potential clients, could substantially and immediately reduce their marketing and communications budgets. In the event of such an economic climate, there would be a material adverse effect on the Company's business, operating results and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt
The Company has a line of credit agreement which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At December 31, 2001, $6.27 million was outstanding on the line of credit which has a maturity date of July 2002. The interest rate is based upon the 30-day commercial paper rate (1.78% at December 31, 2001) plus 1.75%. At December 31, 2001 the Company was not in compliance with one of its financial covenants which has been waived by the lender through April 1, 2002. Subsequent to December 31, 2001 the Company received a commitment from the financial institution to amend the line of credit facility extending the due date to January 1, 2003 and allowing for borrowings of up to $7.50 million. Additionally the financial covenant that the Company was not in compliance with was terminated and replaced with a covenant based on earnings before interest, taxes, depreciation, amortization and other charges, as defined in the agreement. Management believes that the Company is currently in compliance with this new covenant. All other Company debt is fixed-rate and, therefore, does not expose the Company to the risk of earning or cash flow loss due to changes in market interest rate.

Foreign Operations
In the normal course of business, through its UK operations, the Company is exposed to the effect of foreign exchange rate fluctuations on the United States dollar value of its foreign subsidiaries' results of operations and financial condition. At December 31, 2001, the Company's primary foreign currency market exposure was the British pound.


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


EFFECTS OF NEWLY-ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

As of the date of adoption, the Company will have unamortized goodwill in the amount of $11,582,000 which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $885,000 and $730,000 for the year ended December 31, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective January 1, 2002. SFAS 144 supersedes FASB Statement No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company does not expect that the adoption of SFAS 144 will have a significant impact on its financial statements.

INFLATION

Inflation has not had, nor does the Company anticipate it having, a significant impact on the Company's current and future operations.

FOREIGN CURRENCY

The conversion of various European currencies to the Euro has not had, nor does the Company anticipate it having, a significant impact on the Company's current and future operations.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as significant to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K, beginning on page F-6.

Intangible Assets
Goodwill, which represents the excess of the purchase price paid by the Company over the fair market value of net assets acquired in business acquisitions accounted for under the purchase method, is being amortized on a straight-line basis over the estimated future period of benefit, which ranges from 10 to 20 years. Other intangible assets, including customer lists and covenants not to compete, are being amortized on a straight-line basis over the term of the agreement or the estimated future period of benefit, which ranges from 3 to 7 1/2 years.

The agreements pursuant to which the Company acquired certain companies include provisions that could require the Company to issue additional cash or shares of common stock if certain performance targets are met. The value of any such additional consideration will be added to the goodwill related to such acquisition and amortized over the remainder of that goodwill's useful life.

Long-lived assets and certain identifiable intangibles, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Should the Company experience a reduction in revenue and cash flow because our business or market conditions vary from our current expectations, we may not be able to realize the carrying value of these assets and will record an impairment charge at that time.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We considered all of the available evidence to arrive at our position on the net deferred tax assets; however, should circumstances change which would alter our judgment in this regard it may have an impact on future operating results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited consolidated financial statements and related report are set forth in this Annual Report on Form 10-K on the following pages:


        Independent Auditors' Report                                       F-1

        Consolidated Balance Sheets as of December 31, 2001 and
        December 31, 2000                                                  F-2

        Consolidated Statements of Operations for the Years Ended
        December 31, 2001, December 31, 2000 and December 31, 1999         F-3

        Consolidated Statements of Stockholders' Equity for the
        Years Ended December 31, 2001, December 31, 2000 and
        December 31, 1999                                                  F-4

        Consolidated Statements of Cash Flows for the Years Ended
        December 31, 2001, December 31, 2000 and December 31, 1999         F-5

        Notes to Consolidated Financial Statements                         F-6

                          Independent Auditors' Report


The Board of Directors
Medialink Worldwide Incorporated

We have audited the accompanying consolidated balance sheets of Medialink Worldwide Incorporated and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medialink Worldwide Incorporated and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                                     /S/  KPMG LLP

March 28, 2002
New York, New York

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2001 and 2000


                                                                                               2001               2000
                                                                                         ---------------     ---------------

                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                             $     4,680,075     $     3,542,257
   Accounts receivable, net of allowance for doubtful accounts of
     $356,240 and $467,492                                                                     8,260,396          13,568,651
   Prepaid expenses and other current assets                                                   2,874,339           2,635,985
   Prepaid and refundable taxes                                                                1,743,659                --
   Deferred tax assets                                                                           199,000             199,000
                                                                                         ---------------     ---------------
       Total current assets                                                                   17,757,469          19,945,893
                                                                                         ---------------     ---------------

Property and equipment, net                                                                    6,127,665           5,532,560

Goodwill, customer list and other intangibles, net of accumulated amortization
  of $7,198,915 and $5,294,538                                                                12,220,225          13,091,075
Investment in joint venture                                                                      781,604           1,009,872
Deferred tax assets                                                                            1,900,000           1,000,000
Other assets                                                                                   2,025,590           1,448,863
                                                                                         ---------------     ---------------
       Total assets                                                                      $    40,812,553     $    42,028,263
                                                                                         ===============     ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                                     $        55,639     $        99,224
   Borrowings on credit facilities                                                             6,268,681           2,000,000
   Accounts payable                                                                            1,573,371           3,735,397
   Accrued expenses and other current liabilities                                              3,774,061           2,154,769
   Income taxes payable                                                                             --             1,312,628
                                                                                         ---------------     ---------------
       Total current liabilities                                                              11,671,752           9,302,018
Long-term debt, net of current portion                                                            44,719             106,572
Note payable - stockholder                                                                        50,000              50,000
                                                                                         ---------------     ---------------
       Total liabilities                                                                      11,766,471           9,458,590
                                                                                         ---------------     ---------------
Stockholders' Equity:
   Common stock; $.01 par value. Authorized 15,000,000 shares; issued and
      outstanding 5,820,714 shares in 2001 and  5,751,693 shares in 2000                          58,207              57,517
   Additional paid-in capital                                                                 24,409,660          24,138,687
   Retained earnings                                                                           4,799,464           8,572,943
   Accumulated other comprehensive loss                                                         (221,249)           (199,474)
                                                                                         ---------------     ---------------
       Total stockholders' equity                                                             29,046,082          32,569,673
                                                                                         ---------------     ---------------
       Total liabilities and stockholders' equity                                        $    40,812,553     $    42,028,263
                                                                                         ===============     ===============

           See accompanying notes to consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2001, 2000 and 1999

                                                                           2001               2000                 1999
                                                                     ---------------     ---------------     ---------------

Revenues                                                             $    48,420,133     $    56,473,553     $    44,614,200

Direct costs                                                              17,697,753          20,515,111          15,337,053
                                                                     ---------------     ---------------     ---------------

     Gross Profit                                                         30,722,380          35,958,442          29,277,147

Operating expenses:
   Selling, general and administrative expenses                           30,703,302          28,532,954          23,561,115
   Depreciation and amortization                                           3,571,943           2,893,361           2,362,941
   Loss from joint venture                                                   728,268           1,079,095             233,837
   Loss on sale of subsidiary                                                495,905                --                  --
   Restructuring charges                                                     634,000                --                  --
   Advisory charges                                                          804,626                --                  --
                                                                     ---------------     ---------------     ---------------
Total Operating Expenses                                                  36,938,044          32,505,410          26,157,893
                                                                     ---------------     ---------------     ---------------

     Operating income  (loss)                                             (6,215,664)          3,453,032           3,119,254

Interest expense                                                            (273,383)            (46,924)            (49,508)

Interest income                                                              141,568             125,478             269,738
                                                                     ---------------     ---------------     ---------------

     Income (loss) before income taxes                                    (6,347,479)          3,531,586           3,339,484

Provision (beneifit) for income taxes                                     (2,574,000)          1,475,000           1,347,000
                                                                     ---------------     ---------------     ---------------

     Net income (loss)                                               $    (3,773,479)    $     2,056,586     $     1,992,484
                                                                     ===============     ===============     ===============

     Basic earnings (loss) per share                                 $         (0.65)    $          0.36     $          0.36
                                                                     ===============     ===============     ===============

     Diluted earnings (loss) per share                               $         (0.65)    $          0.35     $          0.34
                                                                     ===============     ===============     ===============

           See accompanying notes to consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 2001, 2000 and 1999


                                                                    Common stock
                                                        ----------------------------------        Additional
                                                           Number of                                Paid-In             Retained
                                                            Shares             Par Value            Capital             Earnings
                                                        ---------------     ---------------     ---------------     ---------------

Balance at January 1, 1999                                    5,482,077              54,821          21,860,924           4,523,873

Comprehensive income:
  Net income                                                       --                  --                  --             1,992,484
  Foreign currency translation adjustment                          --                  --                  --                  --

     Total comprehensive income
Stock options exercised                                          80,277                 803             539,511                --
Issuances of common stock in connection
   with acquisitions of businesses                               74,505                 745           1,105,765                --
                                                        ---------------     ---------------     ---------------     ---------------
Balance at December 31, 1999                                  5,636,859     $        56,369     $    23,506,200     $     6,516,357
Comprehensive income:
  Net income                                                       --                  --                  --             2,056,586
  Foreign currency translation adjustment                          --                  --                  --                  --

     Total comprehensive income
Stock options exercised                                          38,895                 389             102,497                --
Issuances of common stock in connection
   with acquisitions of businesses                               75,939                 759             529,990                --
                                                        ---------------     ---------------     ---------------     ---------------
Balance at December 31, 2000                                  5,751,693              57,517          24,138,687           8,572,943
Comprehensive income:
  Net loss                                                         --                  --                  --            (3,773,479)
  Foreign currency translation adjustment                          --                  --                  --                  --

     Total comprehensive loss
Stock options exercised                                          42,320                 423             121,240                --
Issuances of common stock in connection
   with acquisitions of businesses                               26,701                 267             149,733                --
                                                        ---------------     ---------------     ---------------     ---------------
Balance at December 31, 2001                                  5,820,714              58,207          24,409,660           4,799,464
                                                        ===============     ===============     ===============     ===============

                                                       Accumulated Other
                                                         Comprehensive
                                                         Loss - Foreign          Total
                                                     Currency Translation    Stockholders'
                                                          Adjustment             Equity
                                                        ---------------     ---------------

Balance at January 1, 1999                                      (99,549)         26,340,069
                                                                            ---------------
Comprehensive income:
  Net income                                                       --             1,992,484
  Foreign currency translation adjustment                       (92,359)            (92,359)
                                                                            ---------------
     Total comprehensive income                                                   1,900,125
Stock options exercised                                            --               540,314
Issuances of common stock in connection
   with acquisitions of businesses                                 --             1,106,510
                                                        ---------------     ---------------
Balance at December 31, 1999                            $      (191,908)    $    29,887,018
Comprehensive income:
  Net income                                                       --             2,056,586
  Foreign currency translation adjustment                        (7,566)             (7,566)
                                                                            ---------------
     Total comprehensive income                                                   2,049,020
Stock options exercised                                            --               102,886
Issuances of common stock in connection
   with acquisitions of businesses                                 --               530,749
                                                        ---------------     ---------------
Balance at December 31, 2000                                   (199,474)         32,569,673
Comprehensive income:
  Net loss                                                         --            (3,773,479)
  Foreign currency translation adjustment                       (21,775)            (21,775)
                                                                            ---------------
     Total comprehensive loss                                                    (3,795,254)
Stock options exercised                                            --               121,663
Issuances of common stock in connection
   with acquisitions of businesses                                 --               150,000
                                                        ---------------     ---------------
Balance at December 31, 2001                                   (221,249)         29,046,082
                                                        ===============     ===============

           See accompanying notes to consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2001, 2000 and 1999

                                                                           2001               2000                1999
                                                                     ---------------     ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                               $    (3,773,479)    $     2,056,586     $     1,992,484
                                                                     ---------------     ---------------     ---------------
     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation and amortization                                         3,571,943           2,893,361           2,362,941
     Loss on sale of subsidiary                                              495,905                --                  --
     Deferred income taxes                                                  (900,000)           (356,000)           (294,000)
     Equity loss from joint venture                                          728,268           1,079,095             233,837
     Changes in assets and liabilities, net of acquisitions:
        Accounts receivable                                                5,142,857          (2,281,235)         (2,610,026)
        Other assets                                                        (645,199)           (225,993)           (762,155)
        Prepaid expenses and other current assets                           (263,908)             39,776             163,641
        Prepaid and refundable income taxes                               (1,743,659)               --                  --
        Accounts payable and accrued expenses                               (730,740)          1,567,872             (20,492)
        Income taxes payable                                              (1,312,628)            840,256            (733,331)
                                                                     ---------------     ---------------     ---------------
          Net cash provided by operating activities                          569,360           5,613,718             332,899
                                                                     ---------------     ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for acquisitions, net of cash acquired, and
        acquisition costs                                                 (1,058,600)         (2,789,327)         (2,764,030)
     Cash paid for investment in joint venture                              (500,000)               --            (2,235,869)
     Cash received for sale of subsidiary, net of cash
        included in assets sold                                               29,908                --                  --
     Purchases of property and equipment                                  (2,187,756)         (3,163,176)         (1,423,865)
                                                                     ---------------     ---------------     ---------------
          Net cash used in investing activities                           (3,716,448)         (5,952,503)         (6,423,764)
                                                                     ---------------     ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Advances on line of credit                                            4,268,681           2,000,000           2,000,000
     Payments on line of credit                                                 --            (2,000,000)           (200,000)
     Repayments on note payable - shareholder                                   --                                   (38,664)
     Proceeds from the issuance of common stock in connection
        with the exercise of stock options                                   121,663             102,886             211,961
     Repayments of long term debt                                           (105,438)           (105,552)           (592,116)
                                                                     ---------------     ---------------     ---------------
          Net cash provided by (used in) financing activities              4,284,906              (2,666)          1,381,181
                                                                     ---------------     ---------------     ---------------
          Net decrease increase in cash and cash equivalents               1,137,818            (341,451)         (4,709,684)
Cash and cash equivalents at the beginning of year                         3,542,257           3,883,708           8,593,392
                                                                     ---------------     ---------------     ---------------
Cash and cash equivalents at end of year                             $     4,680,075     $     3,542,257     $     3,883,708
                                                                     ===============     ===============     ===============

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

         Office equipment                                   5 years
         Furniture and fixtures                            10 years
         Leasehold improvements                          5 to 10 years

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Intangible Assets
Goodwill, which represents the excess of the purchase price paid by the Company over the fair market value of net assets acquired in business acquisitions accounted for under the purchase method, is being amortized on a straight-line basis over the estimated future period of benefit, which ranges from 10 to 20 years. Other intangible assets, including customer lists and covenants not to compete, are being amortized on a straight-line basis over the term of the agreement or the estimated future period of benefit, which ranges from 3 to 7 1/2 years.

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

Major Customers
Revenues from one customer amounted to approximately 11% of total revenues in 2001 and 1999, respectively. No customer amounted to 10% or more in 2000.

Investments in Affiliates
The Company accounts for its investments in affiliates in which it owns between 20% and 50% of the voting stock and possesses significant influence over the affiliate under the equity method. Investments in affiliates are reviewed for impairment whenever events or changes in circumstances indicate that the fair value of an investment is less than its carrying amount, and when such a loss in value is determined to be other than temporary.

Foreign Currency Translation
The financial position and results of operations of the Company's UK subsidiaries and bureau are measured using local currency as the functional currency. Assets and liabilities of the entities have been translated at exchange rates on the balance sheet date, and related revenue and expenses have been translated at average monthly exchange rates. The aggregate effect of translation adjustments is reflected as a separate component of shareholders' equity in accumulated other comprehensive loss until there is a sale or liquidation of the underlying foreign investment.

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

Fair Value of Financial Instruments
The carrying amounts of cash, receivables, accounts payable, accrued liabilities and borrowings on line of credit facility approximate fair value because of the short maturity of these instruments. The carrying amounts of long-term debt approximate fair value as the effective rates for these instruments are comparable to market rates at year-end.

Reclassifications
For comparability, certain 2000 and 1999 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2001.

Earnings per Share
Basic earnings (loss) per share ("EPS") is computed by dividing net income
(loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities to common stock. For the year ended December 31, 2001 the Company had common stock equivalents of 32,075 related to stock options that were not included in the computation of EPS because they were antidilutive. Weighted average shares outstanding used for computing EPS for the years ended December 31, 2001, 2000 and 1999 are as follows:

Weighted Average Shares Outstanding                                        2001                2000                1999
-----------------------------------                                  ---------------     ---------------     ---------------

         Basic                                                          5,797,679           5,700,721           5,547,409

         Diluted                                                        5,797,679           5,931,849           5,921,686

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


2.       Property and Equipment

Property and equipment, at cost, consists of:

                                                                       December 31,
                                                           -----------------------------------
                                                                2001                2000
                                                           ---------------     ---------------

        Office equipment and software                      $     6,593,308     $     5,769,049
        Furniture and fixtures                                   1,225,412           1,021,345
        Leasehold improvements                                   3,533,880           2,778,701
                                                           ---------------     ---------------
                                                                11,352,600           9,569,095
        Less accumulated depreciation
             and amortization                                   (5,224,935)         (4,036,535)
                                                           ---------------     ---------------

        Property and equipment, net                        $     6,127,665     $     5,532,560
                                                           ===============     ===============


3.       Business Transactions

(a)      Acquisitions

On June 16, 1997 the Company acquired certain assets of Corporate TV Group, Inc. ("CTV"), a provider of strategic video communications to corporations and other organizations for internal and external audiences. As consideration for the purchase, the Company paid $3.55 million in cash and issued 37,037 shares of the Company's common stock valued at $333,333. Earn-out provisions allow for up to an additional $6.2 million to be paid based upon certain revenue and profitability targets through 2002. Assuming the targets are met, the additional consideration will be paid in the form of cash and the Company's common stock, as specified in the agreement. Through December 31, 2001 approximately $5.13 million of additional consideration has been recorded under the earn-out provision. Additionally, in connection with this acquisition, the Company paid $300,000 to the stockholder of CTV for a non-compete agreement which expires in 2004. This amount has been recorded as an intangible asset and is being amortized using the straight-line method over the term of the agreement.

In July 1998 the Company acquired all of the outstanding common shares of Tempest T.V. Limited, d/b/a The London Bureau ("The London Bureau"), a producer of corporate video for use by British broadcasters. The initial purchase price of (pound)1.00 million (approximately $1.65 million) was paid in the form of (pound)655,000 (approximately $1.07 million) in cash and the issuance of 31,206 shares of the Company's common stock valued at approximately (pound)380,000 (approximately $628,000). Earn-out provisions allowed for additional payments of purchase price of up to approximately (pound)2.80 million (approximately $4.61 million), based on reaching certain revenue and profitability levels of the International Division of Medialink, to be paid in the form of cash and the Company's common stock, as specified in the agreement, over a period of three years. Through December 31, 2001 approximately $1.65 million of additional consideration was recorded under the earn-out provision. In connection with this acquisition two of the shareholders of The London Bureau entered into deeds of covenant not to compete with the Company with terms of three and four years, respectively. In consideration for the deeds of covenant not to compete, the two shareholders received payments aggregating (pound)295,000 (approximately $485,000). At December 31, 2001 there are no additional earn-out payments due.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


During 1999 the Company made various acquisitions in public relations still photography and news-related companies. As consideration for these purchases, the Company paid $2.95 million cash and 55,348 shares of the Company's common stock valued at $800,000. Earn-out provisions allow for additional payments of purchase price of up to $1.50 million, based on reaching certain profitability levels, to be paid in the form of cash and the Company's common stock as specified in the agreement, over a period of three years. Through December 31, 2001 $750,000 of additional consideration has been recorded under the earn-out provisions. Additionally, in connection with one of the acquisitions the Company entered into covenants not to compete with two of the significant shareholders with terms of five years. Two executive officers of the Company had an interest in one of the acquisitions aggregating approximately 20%. In order to avoid an apparent conflict of interest, an independent member of the Board of Directors and an independent employee negotiated the agreement.

At December 31, 2001 the maximum future earn-out payments on the above acquisitions are approximately $1.80 million ($1.29 million in the form of cash and $510,000 in the form of Medialink common stock) through March 2003.

All of the above acquisitions have been accounted for under the purchase method of accounting and the results of operations of the acquisitions have been included in the consolidated statements of operations from the dates of acquisition. As of December 31, 2001 the aggregate purchase price, including acquisition costs and amounts paid as a result of earn-out agreements, exceeded the estimated fair value of the total net assets acquired by $18.06 million for all of the acquisitions. Of this amount $4 million has been allocated to customer lists and is being amortized on a straight line basis over 5 years and $14.06 million have been allocated to goodwill and is being amortized on a straight line basis over periods ranging from 10 to 20 years.

In March 2001 the Company sold a component of its UK photography business and as a result incurred a loss from the sale of a subsidiary amounting to approximately $496,000.

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

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


(b)      Joint Venture

On August 1, 1999 the Company entered into a joint venture with Business Wire to form Business Wire/Medialink, LLC ("Newstream"), for the purpose of connecting its clients to multimedia Internet news sites as Newstream.com. The Company, which has a 50% interest in the joint venture, accounts for its interest in Newstream under the equity method, as it does not have a controlling interest in the entity. During 2001 each member made an additional capital contribution of $500,000.

The following is selected financial data of Newstream at December 31:

                                                                           2001                2000                1999
                                                                     ---------------     ---------------     ---------------

Balance Sheet Data:

Total current assets                                                 $       813,000     $       601,000     $     3,204,000
Total assets                                                               2,277,000           2,069,000           4,130,000
Total current liabilities                                                  1,351,000             684,000             592,000
Total liabilities and members equity                                       2,277,000           2,069,000           4,130,000

Operating Data:

Revenues                                                                   1,137,000             940,000                --
Operating loss                                                            (1,461,000)         (2,228,000)           (506,000)
Net loss                                                                  (1,457,000)         (2,152,000)           (462,000)

Approximately $497,000 and $587,000 of total revenue, related to internet public relations services, for the joint venture was generated by the Company in 2001 and 2000, respectively.

The Company also allocates certain expenses to the joint venture for personnel and other direct, general and administrative costs incurred on its behalf. Total assessments amounted to $959,000, $1,346,000 and $389,000 in 2001, 2000 and
1999, respectively. The balance outstanding at December 31, 2001, 2000 and 1999 relating to these assessments amounted to $919,000, $410,000 and $389,000, respectively and are included in prepaid expenses and other current assets.


4.       Lines of Credit - Bank

During 1999, the Company repaid and terminated its existing line of credit and entered into a new three year line of credit facility (the "Credit Facility"), through July 2002, with a different lending institution. Loans under the Credit Facility bear interest at the 30-Day Commercial Paper Rate (1.78% at December 31, 2001) plus 1.75%, per annum.

The Company is subject to an unused line fee of 1/4 of 1% per annum.

Covenants under the line of credit agreement require the Company to meet certain financial ratios, including minimum tangible net worth and maximum debt to earnings ratios, as defined in the agreement. At December 31, 2001 the Company was not in compliance with the debt to earnings ratio covenant which has been waived by the lender through April 1, 2002.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Substantially all of the assets of the Company are pledged as collateral under the credit facility.

Subsequent to December 31, 2001 the Company received a commitment from the bank to amend the line of credit facility allowing for borrowings of up to $7.50 million and extending the due date to January 1, 2003, subject to annual renewal thereafter with bank's consent. Additionally the financial covenant that the Company was not in compliance with was terminated and replaced with a covenant based on earnings before interest, taxes, depreciation, amortization and other charges, as defined in the agreement. Management believes that the Company is currently in compliance with this new covenant.


5.       Long-term Debt:

As of December 31, debt consisted of:

                                                                  2001                2000
                                                             ---------------     ---------------

         Note payable                         (a)            $       100,358     $       157,974
         Covenant not to compete              (b)                       --                47,822
                                                             ---------------     ---------------
                                                                     100,358             205,796
         Less: current portion                                        55,639              99,224
                                                             ---------------     ---------------
                                                             $        44,719     $       106,572
                                                             ===============     ===============

(a) In connection with the 1996 acquisition of PR Data, the Company converted certain amounts payable to a former stockholder of PR Data into a note payable for a principal amount of $330,000. The note is payable in quarterly installments of $15,507, which includes principal and interest at a rate of 8% per annum through July 2003.

(b) In connection with the acquisition of PR Data the Company entered into non-compete agreements with the principal officers and stockholders of PR Data. The agreements provided for quarterly payments through June 2001 aggregating $410,000. At the date of acquisition the present value of these payments, imputed at 9.5% per annum, was approximately $317,000 and was recorded as an intangible asset and related liability.


Aggregate maturities of long-term debt are as follows:

         For the year ending December 31,
         -------------------------------

                    2002                                 55,639
                    2003                                 44,719
                                                       --------
                                                       $100,358
                                                       ========

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


6.       Stockholders' Equity:

In 2001, 2000 and 1999 the Company issued 26,701 shares, 75,939 shares and 74,505 shares, respectively, of common stock as consideration for acquisitions. The fair value of the common stock was determined based on the average trading price, over various periods, of the Company's common stock at the times of the respective acquisitions.

During 2001 the Board of Directors implemented a preferred stock rights plan. Under the rights plan, the Board declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock of the Company, payable to shareholders of record at the close of business on August 30, 2001. The Rights will continue to be represented by, and trade with, the Company's common stock certificates unless the Rights become exercisable. The Rights become exercisable (with certain exceptions) only in the event that a person or group acquires, or announces a tender or exchange offer for, 15 percent or more of the Company's shares outstanding or the total voting power of the Company.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


7.       Employee Compensation Plans

The Company provides an incentive and nonqualified stock option plan (the "Stock Option Plan") for employees and other eligible participants. The option price for all incentive stock options is the fair market value of the Company's common stock on the date of grant, except for employees owning more than 10% of the outstanding common stock of the Company. The option price for employees owning more than 10% of the outstanding common stock of the Company may be no less than 110% of the fair market value of the shares on the date of the option grant. The stock options vest over a period of four years and have a term of ten years. The number of options to be granted and option prices are determined by the Compensation Committee of the Board of Directors in accordance with the terms of the Stock Option Plan. The Company has reserved 1,670,808 shares of authorized common stock for issuance under this plan. As of December 31, 2001 the Company had 412,414 shares available for grant.

Activity in the Stock Option Plan is as follows:

                                                             Shares Under      Weighted Average
                                                                Option         Exercise Prices
                                                           ---------------     ---------------

        Outstanding at January 1, 1999                             643,599          $  6.74
           Granted                                                 352,700          $  9.90
           Exercised                                               (24,290)         $  4.90
           Canceled                                                (38,785)         $ 11.85
                                                           ---------------
        Outstanding at December 31, 1999                           933,224          $  7.77
                                                           ===============
        Exercisable at December 31, 1999
           through 2009                                            574,998          $  5.85
                                                           ===============

        Outstanding at January 1, 2000                             933,224          $  7.77
           Granted                                                   5,542          $  6.58
           Exercised                                               (22,483)         $  2.42
           Canceled                                                (41,422)         $ 10.34
                                                           ---------------
        Outstanding at December 31, 2000                           874,861          $  7.78
                                                           ===============
        Exercisable at December 31, 2000
           through 2010                                            813,946          $  6.52
                                                           ===============

        Outstanding at January 1, 2001                             874,861          $  7.78
           Granted                                                 336,732          $  3.30
           Exercised                                               (39,920)         $  2.91
           Canceled                                               (178,407)         $  8.49
                                                           ---------------
        Outstanding at December 31, 2001                           993,266          $  6.38
                                                           ===============
        Exercisable at December 31, 2001
           through 2011                                            634,143          $  6.87
                                                           ===============

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The following table summarizes information about stock options outstanding under the Stock Option Plan at December 31, 2001.

                                 Weighted         Weighted                     Weighted
Range of            Number        Average          Average        Number        Average
Exercise Prices  Outstanding  Remaining Life   Exercise Price  Exercisable  Exercise Price
---------------  -----------  --------------   --------------  -----------  --------------
$3.00-6.50         712,646      6.87 years          $ 3.81       445,536         $ 4.01
$9.13-11.25        163,620      6.86 years          $11.10       110,452         $11.02
$15.00-19.50       117,000      6.51 years          $16.03        86,975         $16.06

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

Under the Director Plan options to purchase 18,000 shares at the exercise price of $4.38, 28,000 shares at exercise prices ranging between $7.25 and $8.06 and 18,000 shares at the exercise price of $16.50 were issued during 2001, 2000 and 1999, respectively. These options expire 10 years from the date of grant; however, upon termination of board membership of any director, the options will expire 12 months after the termination date, but no later than the expiration date. During the year ended December 31, 1999 24,400 options were exercised under the Director Plan. No options were exercised under the Director Plan during 2001 or 2000. Non-employee directors are also eligible for additional grants of 3,000 shares per year provided they continue to serve the Company in that capacity. Such future grants would become exercisable over a three-year period.

The following table summarizes information about stock options outstanding under the Director Plan at December 31, 2001:

                                  Weighted        Weighted                     Weighted
Range of           Number          Average         Average        Number        Average
Exercise Prices  Outstanding   Remaining Life  Exercise Price  Exercisable  Exercise Price
---------------  -----------   --------------  --------------  -----------  --------------
$3.54-8.06          84,000       11.53 years        $ 5.13        62,667         $ 4.88
$9.38-13.25         40,000       10.48 years        $11.11        40,000         $11.11
$16.50-19.38        28,000       11.78 years        $17.53        22,006         $17.81

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


If the Company had elected to recognize compensation cost at the grant date, based on the fair value of the options granted, in 2001, 2000 and 1999, as prescribed by SFAS 123, the Company's net income (loss) and earnings (loss) per share for the years ended December 31, 2001, 2000 and 1999 would approximate the pro forma amounts as indicated below:

                                                                                For the year ended December 31,
                                                                     -------------------------------------------------------
                                                                           2001               2000                1999
                                                                     ---------------     ---------------     ---------------

         Net income (loss) - as reported                             $    (3,773,479)    $     2,056,586     $     1,992,484


         Net income (loss) - pro forma                               $    (3,837,679)    $     2,040,586     $     1,862,484

         Basic EPS - as reported                                     $          (.65)    $           .36     $           .36
         Basic EPS - pro forma                                       $          (.66)    $           .36     $           .34


         Diluted EPS - as reported                                   $          (.65)    $           .35     $           .34
         Diluted EPS - pro forma                                     $          (.66)    $           .34     $           .31

The fair value of each grant is estimated using the Black-Scholes Options Pricing Model with the following assumptions: dividend yield of 0% for all grants, expected volatility of 71% in 2001, 89% in 2000 and 53% for 1999 grants, risk free interest rates of 4.50% for 2001, 6.55% for 2000 and 6.30% for 1999 grants and expected lives of 5 years for all grants.


8.       Commitments

(a)      Leases

The Company has various non-cancelable operating leases for office space that expire in 2010. Future minimum payments under operating leases consisted of the following at December 31, 2001:

                  For the year ending December 31,
                  -------------------------------

                         2002                                         3,115,000
                         2003                                         3,062,000
                         2004                                         2,822,000
                         2005                                         2,929,000
                         2006                                         2,854,000
                         Thereafter                                   7,253,000
                                                                    -----------
                               Total minimum lease payments         $22,035,000
                                                                    ===========

Rent expense under operating leases amounted to approximately $3,414,000, $2,635,000 and $1,911,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


(b)      Employment Agreements

The Company has entered into employment agreements with various executives expiring through December 31, 2002. Future minimum payments, including base salary and minimum bonuses, related to these agreements, are approximately $1,598,000 in 2002.

(c)      Advisory Charges

In August 2001 the Company received an unsolicited takeover bid by United Business Media plc to purchase all of its issued and outstanding common shares. In connection with this unsolicited offer the Company retained a financial advisor. The terms of such retention provide that the Company pay the financial advisor between $2,000,000 and $2,500,000 by August 20, 2002. Through December 31, 2001 $400,000 was charged to operations related to this agreement. As of December 31, 2001 the unsolicited offer is no longer active.


9.       Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31:

                                                                2001                 2000
                                                           ---------------     ---------------

        Production costs                                   $       856,396     $       520,847
        Salary and related                                         561,550             223,583
        Professional fees                                          453,196              16,250
        Deferred revenue                                           399,199             406,306
        Value added taxes payable                                   95,368             349,503
        Other                                                    1,408,352             638,280
                                                           ---------------     ---------------
                                                           $     3,774,061     $     2,154,769
                                                           ===============     ===============


10.      Income Taxes:

The provision (benefit) for income taxes consists of the following components:

                                                                                For the Year Ended December 31,
                                                                     -------------------------------------------------------
                                                                           2001                2000             1999
                                                                     ---------------     ---------------     ---------------

         Current:
            Federal                                                  $    (1,558,000)    $     1,380,000     $     1,241,000
            State and local                                                 (116,000)            451,000             400,000
                                                                     ---------------     ---------------     ---------------
                                                                          (1,674,000)          1,831,000           1,641,000
                                                                     ---------------     ---------------     ---------------
         Deferred:
            Federal                                                         (375,000)           (268,000)           (222,000)
            State and local                                                 (525,000)            (88,000)            (72,000)
                                                                     ---------------     ---------------     ---------------
                                                                            (900,000)           (356,000)           (294,000)
                                                                     ---------------     ---------------     ---------------
                                                                     $    (2,574,000)    $     1,475,000     $     1,347,000
                                                                     ===============     ===============     ===============

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The difference in income tax expense (benefit) between the amount computed using the statutory federal income tax rate and the Company's effective tax rate is due to the following:

                                                                                For the Year Ended December 31,
                                                                     -------------------------------------------------------
                                                                           2001                2000             1999
                                                                     ---------------     ---------------     ---------------

         Income tax expense (benefit) at statutory rate              $    (2,158,000)    $     1,200,880     $     1,135,425
         Increase (decrease) in income taxes resulting
            from:
             Investment income not subject to Federal
                income tax                                                      --               (17,000)            (83,300)
             State and local income taxes, net of Federal
                income tax benefit                                          (423,000)            258,972             258,155
             Non-deductible expenses and other                                 7,000              32,148              36,720
                                                                     ---------------     ---------------     ---------------
                                                                     $    (2,574,000)    $     1,475,000     $     1,347,000
                                                                     ===============     ===============     ===============

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                                              As of December 31,
                                                                     -----------------------------------
                                                                          2001                 2000
                                                                     ---------------     ---------------

         Allowance for doubtful accounts                             $       199,000     $       199,000
         Depreciation and amortization of
            property and equipment                                            63,000              42,000
         Amortization of intangibles                                       1,237,000             958,000
         Net operating loss carry forwards                                   400,000                --
         Capital loss carryforward                                           200,000                --
                                                                     ---------------     ---------------
                                                                     $     2,099,000     $     1,199,000
                                                                     ===============     ===============

The Company has a capital loss carryforward of approximately $500,000, expiring in 2006, that can be used to offset future capital gains. The company also has net operating loss carryforwards for state and local tax purposes of approximately $6 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the deferred tax assets.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


11.      Segment Information

Management considers all of the Company's products and services to be included as a single operating segment, therefore, the disclosure requirements of SFAS 131 consist only of segment information by geographic location.

A summary of the Company's operations by major geographic location are as follows for the years ended December 31,

                                      2001                                2000                                1999
                        ---------------------------------   ---------------------------------   ---------------------------------
                               US                UK                US                UK                US                UK
                        ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Revenues:
  External clients      $    40,397,000   $     8,023,000   $    48,252,000   $     8,222,000   $    38,226,000   $     6,388,000
  Inter-segment                 330,000           636,000           142,000           626,000           215,000           750,000
                        ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
    Total revenues      $    40,727,000   $     8,659,000   $    48,394,000   $     8,848,000   $    38,441,000   $     7,138,000
                        ===============   ===============   ===============   ===============   ===============   ===============

Total assets            $    38,243,000   $     2,570,000   $    36,155,000   $     5,873,000   $    32,152,000   $     4,830,000
                        ===============   ===============   ===============   ===============   ===============   ===============

12.      Supplemental Cash Flow Information:

Cash paid for interest and income taxes during the years ended December 31, 2001, 2000 and 1999 was as follows:

                                                                           2001                2000               1999
                                                                     ---------------     ---------------     ---------------

Interest                                                             $       273,000     $        47,000     $        50,000
                                                                     ===============     ===============     ===============

Income Taxes                                                         $     1,378,000     $       979,000     $     2,376,000
                                                                     ===============     ===============     ===============

Non-cash investing and financing activities for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                                           2001                2000                1999
                                                                     ---------------     ---------------     ---------------

Common stock issued in connection with
   acquisitions                                                      $       150,000     $       531,000     $     1,106,000
                                                                     ===============     ===============     ===============

Accrued stock-based compensation
   related to acquisition                                            $          --       $          --       $       328,000
                                                                     ===============     ===============     ===============

Accrued earn-out provision                                           $       208,000     $        61,000     $          --
                                                                     ===============     ===============     ===============

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


13.      401(k) Plan:

The Company maintains a qualified 401(k) plan (the "Plan") covering all eligible employees. Eligible employees may make elective salary reduction contributions to the Plan of up to 15% of their annual compensation, subject to a dollar limit established by law. In addition, the Company may provide, in its discretion, a matching contribution equal to a percentage of the employee's contribution. Participants are fully vested at all times in the amounts they contribute to the Plan. Only participants who have completed a year of service during the Plan year and are actively employed on the last day of such year are vested in the Company's matching contributions for such year. The Company's matching contributions amounted to approximately $128,000, $136,000 and $93,000 in 2001, 2000 and 1999, respectively.


14.      Allowance for Doubtful Accounts:

                                                                2001                2000
                                                           ---------------     ---------------

        Balance at beginning of year                       $       467,492     $       310,622
        Direct write-offs                                         (279,267)               --
        Additional charges to costs and expenses                   168,015             156,870
                                                           ---------------     ---------------
        Balance at the end of year                         $       356,240     $       467,492
                                                           ===============     ===============


15.      Quarterly Results of Operations (Unaudited):

                                                                     (In thousands of dollars, except per share data)

                                                                                 For the Quarter Ended
                                                        ---------------------------------------------------------------------------
                                                           March 31,           June 30,          September 30,        December 31,
                                                             2001                2001                2001                 2001
                                                        ---------------     ---------------     ---------------     ---------------

        Revenues                                        $        13,348     $        13,490     $        10,402     $        11,180
        Gross profit                                              8,513               8,845               6,423               6,941
        Operating income (loss)                                  (1,629)                 63              (2,907)             (1,743)
        Net income (loss)                                          (955)                 20              (1,770)             (1,068)
        Basic earnings (loss) per share                           (0.17)               --                 (0.30)              (0.18)
        Diluted earnings (loss) per share                         (0.17)               --                 (0.30)              (0.18)

                                                                                 For the Quarter Ended
                                                        ---------------------------------------------------------------------------
                                                           March 31,           June 30,          September 30,        December 31,
                                                             2000                2000                2000                 2000
                                                        ---------------     ---------------     ---------------     ---------------

        Revenues                                        $        13,417     $        15,147     $        13,782     $        14,128
        Gross profit                                              8,711               9,547               8,956               9,044
        Operating income                                            772               1,379                 879                 423
        Net income                                                  467                 812                 535                 243
        Basic earnings per share                                   0.08                0.14                0.09                0.04
        Diluted earnings per share                                 0.08                0.14                0.09                0.04

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


16.      Restructuring Charges:

In March 2001 the Company combined its U.S. and international broadcast services into a Global Broadcast Services unit. The corporate reorganization is designed to accelerate the growth of its broadcast services business. The Company incurred a charge of $420,000 as a result of the restructuring. Additionally in September 2001 the Company reduced its staff in the UK and US incurring a restructuring charge of $214,000. The total charges aggregating $634,000 included severance and related payments to terminated employees of approximately $430,000. Through December 31, 2001 approximately $524,000 of the total restructuring charges have been paid and the remaining balance of approximately $110,000 is included in accrued expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

         The information contained in Part III is incorporated by reference from the Company's definitive proxy statement for its annual meeting of Stockholders to be held on June 6, 2002.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                            Page
(a)      1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF MEDIALINK
WORLDWIDE INCORPORATED AND SUBSIDIARIES

Independent Auditors' Report                                                F-1

Consolidated Balance Sheets as of December 31, 2001 and
December 31, 2000                                                           F-2

Consolidated Statements of Operations for the Years Ended December 31,
2001, December 31, 2000 and December 31, 1999                               F-3

Consolidated Statements of Stockholders' Equity for the Years Ended
December 31, 2001, December 31, 2000 and December 31, 1999                  F-4

Consolidated Statements of Cash Flows for the Years Ended December 31,
2001, December 31, 2000 and December 31, 1999                               F-5

Notes to Consolidated Financial Statements for the Years Ended
December 31, 2001, December 31, 2000 and December 31, 1999                  F-6


         2. All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(c) Reports on Form 8-K were filed with the Securities and Exchange Commission on August 20, 2001 and December 17, 2001.

(c)      EXHIBITS

    Exhibit                                                                                                 Foot
    Number                                            Description                                          notes
    ------                                            -----------                                          -----
3.1              Amended and Restated Certificate of Incorporation of Medialink Worldwide Incorporated      (1)

3.2              Amended and Restated By-Laws of the Medialink Worldwide Incorporated                       (2)

4.1              Preferred Stock Rights Agreement, dated as of August 16, 2001 between Medialink
                 Worldwide Incorporated and Mellon Investor Service, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached
                 thereto as Exhibits A, B and C, respectively                                               (3)

*10.1            Amended and restated employment Agreement, dated as of August 28, 2001, by and between Medialink Worldwide Incorporated and Laurence Moskowitz

*10.2            Amended and restated employment Agreement, dated as of August 28, 2001, by and between Medialink Worldwide Incorporated and J. Graeme McWhirter

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

21.              Subsidiaries of Medialink Worldwide Incorporated

23.              Consent of KPMG LLP

27.              Financial Data Schedule

-----------------------

(1) Filed as Exhibit 2.5 to Medialink Worldwide Incorporated Form 8-A, filed on January 16, 1997 (Registration No. 000-21989) and incorporated herein by reference.

(2) Filed as Exhibit 10.2 to Medialink Worldwide Incorporated Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-14119) dated November 20, 1996 and incorporated herein by reference.

(3) Filed as Exhibit 4.1 to Medialink Worldwide Incorporated Report on Form 8-A dated August 16, 2001 and incorporated herein by reference.

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


MEDIALINK WORLDWIDE INCORPORATED

By:     /s/ Laurence Moskowitz
------------------------------------
Laurence Moskowitz,
Chairman of the Board, Chief Executive Officer and President

By:     /s/ J. Graeme McWhirter
------------------------------------
J. Graeme McWhirter
Executive Vice President, Secretary and Chief Financial Officer
Dated:  March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Laurence Moskowitz                                 March 28,2002
--------------------------------------
 Laurence Moskowitz, Chairman
 of the Board, Chief Executive Officer and President

 /s/ Harold Finelt                                     March 28,2002
--------------------------------------
 Harold Finelt, Director

 /s/ Donald Kimelman                                   March 28,2002
--------------------------------------
 Donald Kimelman, Director

 /s/ James J. O'Neill                                  March 28,2002
--------------------------------------
 James J. O'Neill, Director

 /s/ Theodore Wm. Tashlik                              March 28,2002
--------------------------------------
 Theodore Wm. Tashlik, Director

 /s/ Paul Sagan                                        March 28,2002
--------------------------------------
 Paul Sagan, Director

 /s/ J. Graeme McWhirter                               March 28,2002
--------------------------------------
 J. Graeme McWhirter, Director
 Executive Vice President, Secretary and
 Chief Financial Officer

 /s/ Alain Schibl                                      March 28,2002
--------------------------------------
 Alain Schibl, Director