Form 10-Q
period 2002-03-31
MEDIALINK WORLDWIDE INC
filed 2002-05-15
CIK 812890

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on May 14, 2002:

                  Common Stock - 5,904,366

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements                                               3

        Condensed Consolidated Balance Sheets as of March 31,
        2002 (unaudited) and December 31, 2001                             3

        Unaudited Condensed Consolidated Statements of Operations
        for the three months ended March 31, 2002 and 2001                 4

        Unaudited Condensed Consolidated Statements of Cash Flows
        for the three months ended March 31, 2002 and 2001                 5

        Notes to Unaudited Condensed Consolidated Financial Statements   6 - 10

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                       10 - 13

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                 14

ITEM 2. Changes in Securities and Use of Proceeds                         14

ITEM 3. Defaults Upon Senior Securities                                   14

ITEM 4. Submission of Matters to a Vote of Security Holders               14

ITEM 5. Other Information                                                 14

ITEM 6. Exhibits and Reports on Form 8-K                                  14

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   As of March 31, 2002 and December 31, 2001

                                                                   March 31,     December 31,
                                                                     2002            2001
                                                                 ------------    ------------
                                                                         (Unaudited)
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                     $  4,473,703    $  4,680,075
   Accounts receivable, net                                         7,814,118       8,260,396
   Prepaid and refundable income taxes                              2,042,957       1,743,659
   Prepaid expenses and other current assets                        3,651,958       2,874,339
   Deferred tax assets                                                199,000         199,000
                                                                 ------------    ------------
       Total current assets                                        18,181,736      17,757,469
                                                                 ------------    ------------

Property and equipment, net                                         5,901,176       6,127,665

Goodwill, net                                                      11,956,696      11,581,696
Customer list and other intangibles, net                              400,038         638,529
Investment in joint venture                                           681,604         781,604
Deferred tax assets                                                 1,900,000       1,900,000
Other assets                                                        1,770,646       2,025,590
                                                                 ------------    ------------
       Total assets                                              $ 40,791,896    $ 40,812,553
                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                             $     56,752    $     55,639
   Borrowings on credit facilities                                  6,323,976       6,268,681
   Accounts payable                                                 2,780,738       1,573,371
   Accrued expenses and other current liabilities                   2,842,398       3,774,061
                                                                 ------------    ------------
       Total current liabilities                                   12,003,864      11,671,752
Long-term debt, net of current portion                                 30,107          44,719
Note payable - stockholder                                             50,000          50,000
                                                                 ------------    ------------
       Total liabilities                                           12,083,971      11,766,471
                                                                 ------------    ------------
Stockholders' Equity:
   Common stock; $.01 par value. Authorized 15,000,000 shares;
     issued and outstanding 5,946,651 shares in 2002 and
     5,820,714 shares in 2001                                          59,467          58,207
   Additional paid-in capital                                      24,767,714      24,409,660
   Retained earnings                                                4,102,354       4,799,464
   Accumulated other comprehensive income                            (221,610)       (221,249)
                                                                 ------------    ------------
       Total stockholders' equity                                  28,707,925      29,046,082
                                                                 ------------    ------------
       Total liabilities and stockholders' equity                $ 40,791,896    $ 40,812,553
                                                                 ============    ============

       See notes to unaudited condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2002 and 2001


                                                       2002            2001
                                                   ------------    ------------

Revenues                                           $ 11,075,442    $ 13,347,925

Direct costs                                          3,880,483       4,834,647
                                                   ------------    ------------

     Gross Profit                                     7,194,959       8,513,278

Operating Expenses:
Selling, general and administrative expenses          7,252,916       8,197,816
Depreciation and amortization                           805,520         786,217
Loss from joint venture                                 100,000         242,268
Loss on sale of subsidiary                                   --         495,905
Restructuring charge                                         --         420,000
                                                   ------------    ------------

     Operating loss                                    (963,477)     (1,628,928)

Interest expense, net                                   (33,633)        (16,001)
                                                   ------------    ------------

     Loss before income taxes                          (997,110)     (1,644,929)

Benefit from income taxes                              (300,000)       (690,000)
                                                   ------------    ------------

     Net loss                                      $   (697,110)   $   (954,929)
                                                   ============    ============

Basic and diluted loss per share                   $      (0.12)   $      (0.17)
                                                   ============    ============


       See notes to unaudited condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2002 and 2001


                                                                                     2002           2001
                                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                    $  (697,110)   $  (954,929)
                                                                                 -----------    -----------
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
     Depreciation and amortization                                                   805,520        786,217
     Loss on sale of subsidiary                                                           --        495,905
     Deferred income taxes                                                                --        (75,000)
     Equity loss from joint venture                                                  100,000        242,268
     Changes in assets and liabilities, net of acquisitions
       Accounts receivable                                                           445,917       (447,325)
       Other assets                                                                   73,530       (529,673)
       Prepaid expenses and other current assets                                    (777,619)       271,897
       Accounts payable and accrued expenses                                         484,104       (233,565)
       Prepaid and refundable taxes                                                 (299,298)      (665,704)
       Income taxes payable                                                               --     (1,312,628)
                                                                                 -----------    -----------
          Net cash provided by (used in) operating activities                        135,044     (2,422,537)
                                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for acquisitions, net of cash acquired, and acquisition costs        (225,000)      (225,000)
     Cash paid for investment in joint venture                                            --       (250,000)
     Cash received for sale of subsidiary, net of cash included in assets sold            --         37,317
     Purchases of property and equipment                                            (159,126)    (1,227,373)
                                                                                 -----------    -----------
          Net cash used in investing activities                                     (384,126)    (1,665,056)
                                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock in connection
       with the exercise of stock options                                                914         75,588
     Repayments of long term debt                                                    (13,499)       (49,257)
     Borrowings on line of credit - bank                                              55,295      2,070,000
                                                                                 -----------    -----------
          Net cash from financing activities                                          42,710      2,096,331
                                                                                 -----------    -----------
          Net decrease in cash and cash equivalents                                 (206,372)    (1,991,262)
Cash and cash equivalents at the beginning of period                               4,680,075      3,542,257
                                                                                 -----------    -----------
Cash and cash equivalents at end of period                                       $ 4,473,703    $ 1,550,995
                                                                                 ===========    ===========

Supplemental disclosure of non-cash activities:
   Common stock issued in connection with acquisitions                           $   358,400    $   150,000
                                                                                 ===========    ===========

       See notes to unaudited condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      Basis of presentation

The condensed consolidated financial statements included herein have been prepared by Medialink Worldwide Incorporated and Subsidiaries (collectively, the "Company" or "Medialink"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K filing for the year ended December 31, 2001.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three months ended March 31, 2002. The results for the three months ended March 31, 2002 are not necessarily indicative of the results expected for the full fiscal year.


(2)     Loss per Share

Basic loss per common share is computed using net loss applicable to common stock and the weighted average number of shares outstanding. Diluted loss per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. For the three month periods ended March 31, 2002 and 2001, the Company had common stock equivalents of 26,408 and 57,851, respectively, related to stock options that were not included in the computation of loss per common share because they were antidilutive. The weighted average number of shares for the three months ended March 31, 2002 and 2001 are as follows:

Weighted Average Shares Outstanding

                                          For the three months ended March 31,
                                              -----------------------------
                                                2002                2001
                                              ---------           ---------

         Basic                                5,849,059           5,767,243
                                              =========           =========

         Diluted                              5,849,059           5,767,243
                                              =========           =========

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

(3)      Comprehensive Loss

The components of comprehensive loss consist of the following:

                                          For the three months ended March 31,
                                          -----------------------------------
                                                  2002           2001
                                              -----------    -----------

         Net loss                             $  (697,110)   $  (954,929)

         Other comprehensive income (loss):
            Foreign currency translation
              adjustments                             361       (282,164)
                                              -----------    -----------

         Comprehensive loss                   $  (696,749)   $(1,237,093)
                                              ===========    ===========

Accumulated other comprehensive loss at March 31, 2002 and December 31, 2001 consists of foreign currency translation adjustments.

(4)      Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("Statement 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Financial Accounting Standards Board No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121"). The Company adopted the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002.

Statement 141 requires, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which will be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

As of January 1, 2002, the date of adoption, the Company had unamortized goodwill and other intangible assets in the amount of $11.96 million, which is subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill and other intangible assets of continuing operations was $1.91 million for the year ended December 31, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at this time, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. It is possible that this assessment could result in an impairment charge during the second quarter of 2002.

The following provides pro-forma information as if the financial statements in all periods presented were accounted for in accordance with Statement 142:

                                      For the Three Months Ended March 31,
                                      -----------------------------------
                                               2002           2001
                                           -----------    -----------

         Reported net loss                 $  (697,110)   $  (954,929)
         Add back: Goodwill amortization            --        215,153
                                           -----------    -----------
         Adjusted net loss                 $  (697,110)   $  (739,776)
                                           ===========    ===========


         Reported basic loss per share     $     (0.12)   $     (0.17)
         Add back: Goodwill amortization            --            .04
                                           -----------    -----------
         Adjusted basic loss per share     $     (0.12)   $     (0.13)
                                           ===========    ===========

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Amortized intangible assets consist of the following:

                                                      March 31, 2002                     December 31, 2001
                                            ---------------------------------   ----------------------------------
                                                      (in thousands)                       (in thousands)

                                             Gross                                Gross
                         Amortization       Carrying   Accumulated              Carrying  Accumulated
                             Period          Amount   Amortization      Net       Amount  Amortization      Net
                             ------          ------   ------------      ---       ------  ------------      ---
Customer List                5 years         $ 4,000     $(3,833)     $   167     $ 4,000     $(3,633)     $   367
Non-compete agreements       4-7.5 years         822        (589)         233         822        (550)         272
                                             -------     -------      -------     -------     -------      -------
Total                                        $ 4,822     $(4,422)     $   400     $ 4,822     $(4,183)     $   639
                                             =======     =======      =======     =======     =======      =======


Aggregate amortization expense for the three months ended March 31, 2002 and 2001 was $240,090 and $269,408, respectively.

Estimated future amortization expense is as follows:

         For the nine months ending December 31, 2002        $251,000
         For the year ended December 31, 2003                  81,000
         For the year ended December 31, 2004                  68,000
                                                             --------
         Total estimate amortization                         $400,000
                                                             ========

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which is effective January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The Company does not expect that the adoption of SFAS 143 will have a significant impact on the Company's financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective January 1, 2002. SFAS 144 supersedes FASB Statement No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The adoption of SFAS 144 has not had a significant impact on the Company's financial statements.

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

(5)      Line of Credit

At December 31, 2001, under the terms of its line of credit agreement, the Company was not in compliance with one of the covenants. The covenant was waived by the lender through April 1, 2002.

Subsequent to March 31, 2002 the Company amended the existing loan agreement to allow for borrowings of up to $7.50 million and extending the due date to January 1, 2003, subject to annual renewal thereafter with the lender's consent. Covenants under the line of credit agreement require the Company to meet certain financial ratios, including minimum tangible net worth and minimum earnings before interest, taxes, depreciation, amortization and other charges, as defined in the agreement.

Loans under the Credit Facility bear interest at the One-Month LIBOR Rate (1.83% at March 31, 2002) plus 2.25%, per annum.

Substantially all of the assets of the Company are pledged as collateral under the credit facility.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three months ended March 31, 2002 compared to Three months ended March 31, 2001

Revenues decreased by $2.27 million, or 17%, from $13.35 million for the three months ended March 31, 2001 ("2001") to $11.08 million for the three months ended March 31, 2002 ("2002"). Beginning in the first quarter ended March 31, 2002, the Company had elected to change its previous revenue breakout from four classifications (Distribution, Productions and Live Broadcast, Internet Services, and Research and Other) to two classifications (Media Communications Services and Media Research Services), better reflecting the actual services the Company provides Revenue from the Company's media communications services decreased by $1.83 million, and the Company's research communication services revenue decreased by $446,000. During 2002 the Company continued to be challenged by a difficult economic environment, resulting in the decrease in revenue as compared to 2001.

Direct costs decreased by $954,000, or 20%, from $4.83 million in 2001 to $3.88 million in 2002. Direct costs as a percentage of revenue were 35% and 36% in 2002 and 2001, respectively.

Selling, general and administrative expenses ("S, G & A") decreased by $945,000, or 12%, from $8.20 million in 2001 to $7.25 million in 2002. The decrease in S, G & A includes decreases in payroll and payroll-related costs of approximately $622,000. As the economy weakened during the year ended December 31, 2001 and the events of September 11th affected the Company's business, the Company made adjustments in its personnel and other S, G & A expenditures as well as direct costs to reduce costs by approximately $4.00 million on an annualized basis.

Depreciation and amortization expense increased by $19,000, or 2%, from $786,000 in 2001 to $806,000 in 2002. The increase was due primarily to additional depreciation and amortization expense arising from additions in property and equipment and capitalized software, net of the elimination of amortization of goodwill as a result of the implementation of SFAS 142. Included in 2001 was amortization of goodwill of $215,000 and none for 2002.

As a result of the foregoing, the Company had an operating loss of $963,000 in 2002 as compared to an operating loss of $1.63 million in 2001. The operating loss in 2001 included loss on sale of a subsidiary and a restructuring charge of $496,000 and $420,000, respectively.

Income tax benefit was calculated using Medialink's effective tax rates of 30% and 42% in 2002 and 2001, respectively.

The Company had a net loss of $697,000 in 2002 as compared to a net loss of $955,000 in 2001. In 2002 the Company had a loss per share of $0.12 compared to $0.17 in 2001.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES

Medialink has financed its operations primarily through cash generated from operations and its line of credit facility. Net cash provided by operating activities amounted to $135,000 for the three month period ended March 31, 2002, while net cash used by operating activities for the comparable period in 2001 was $2.42 million. The change was primarily due to the changes in assets and liabilities, most notably the increase in accounts receivable and the payment of taxes payable during 2001. Capital expenditures which are primarily incurred to support the Company's sales and operations were $159,000 in 2002 compared to $1.22 million in 2001. Included in 2001 is approximately $1.00 million related to the expansion of the Company's corporate headquarters and its new broadcast studio. Medialink has no capital expenditure plans other than in the ordinary course of business. Cash flows related to earn out payments on the Company's various acquisitions amounted to $225,000 in both periods.

On April 8, 2002, TTX Limited ("Teletrax"), a subsidiary of the Company, entered into a Technology License Agreement with Koninklijke Philips Electronics N.V. ("Philips"), for the use of Philips' WaterCast technology. Medialink, which owns 76% of Teletrax, has agreed to advance to Teletrax, in the form of a loan, up to $1.761M over the next 15 months for working capital purposes.

In August 2001 the Company received an unsolicited takeover bid by United Business Media plc to purchase all of its issued and outstanding common shares. In connection with this unsolicited offer the Company retained a financial advisor to assist the Company in analyzing and considering the unsolicited offer and the various strategic opportunities available to the Company to maximize shareholder value. The terms of the agreement provide that the Company pay the financial advisor between $2,000,000 and $2,500,000 by August 20, 2002. Through March 31, 2002 $400,000 was charged to operations related to this agreement. The unsolicited offer is no longer active.

As of March 31, 2002 Medialink had $4.47 million in cash and cash equivalents as compared to $4.68 million as of December 31, 2001. In addition the Company had a balance due under its line of credit facility of $6.32 million and $6.27 million at March 31, 2002 and December 31, 2001, respectively. Subsequent to March 31, 2002 the Company amended its existing loan agreement to allow for borrowings of up to $7.50 million and extending the due date to January 1, 2003, subject to annual renewal thereafter with the lender's consent. Covenants under the line of credit agreement require the Company to meet certain financial ratios, including minimum tangible net worth and minimum earnings before interest, taxes, depreciation, amortization and other charges, as defined in the agreement.

As of March 31, 2002 long-term debt was $30,000 compared to $45,000 at December 31, 2001.

The Company believes that it has sufficient capital resources, including cash flow from operations to fund its net cash needs for at least the next twelve months, including those related to the above-mentioned acquisitions.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RISK FACTORS

The markets for the Company's services are highly competitive. The principal competitive factors affecting the Company are effectiveness, reliability, price, technological sophistication and timeliness. Numerous specialty companies compete with the Company in each of its service lines although no single company competes across all service lines. Some of the Company's competitors or potential competitors have longer operating histories, longer client relationships and significantly greater financial, management, technological, sales, marketing and other resources than the Company. In addition, Clients could perform internally all or certain of the services provided by the Company rather than outsourcing such services. The Company could face competition from companies in related communications markets which could offer services that are similar or superior to those offered by the Company. In addition, national and regional telecommunications providers could enter the market with materially lower electronic delivery costs, and ratio and television networks could also begin transmitting business communications separate from their new programming. The Company's ability to maintain and attract clients depends to a significant degree on the quality of services provided and its reputation among its clients and potential clients as compared to that of competitors. There can be no assurance that the Company will not face increased competition in the future or that such competition will not have a material adverse effect on the Company's business, operating results and financial condition.

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

         ITEM 3.  Defaults Upon Senior Securities.
                                    None


         ITEM 4.  Submission of Matters to a Vote of Security Holders.
                                    None

         ITEM 5.  Other Information.
                                    None

         ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                  Exhibit 10.2 - Amended and Restated Employment Agreement, dated as of August 28, 2001 by and between Medialink Worldwide Incorporated and Laurence Moskowitz.

                  Exhibit 10.3 - Amended and Restated Employment Agreement, dated as of August 28, 2001 by and between Medialink Worldwide Incorporated and J. Graeme McWhirter.

         (b)      Report on Form 8-K:

                           A Form 8-K was filed on April 8, 2002 in connection with a Technology License Agreement entered into between the Company and Koninklijke Philips Electronics N.V.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  MEDIALINK WORLDWIDE INCORPORATED


                  By: /s/ Laurence Moskowitz
                     -----------------------------------
                  Laurence Moskowitz,
                  Chairman of the Board, Chief Executive Officer and President

                  By: /s/ J. Graeme McWhirter
                     -----------------------------------
                  J. Graeme McWhirter
                  Executive Vice President, Assistant Secretary,
                  Chief Financial Officer and Director


Dated: May 13, 2002