Form 10-Q
period 2002-06-30
MEDIALINK WORLDWIDE INC
filed 2002-08-14
CIK 812890

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on August 13, 2002:

                  Common Stock - 5,946,651

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION


ITEM 1.     Financial Statements                                                       3

            Condensed Consolidated Balance Sheets as of June 30,
            2002 (unaudited) and December 31, 2001                                     3

            Unaudited Condensed Consolidated Statements of Operations
            for the six months ended June 30, 2002 and 2001                            4

            Unaudited Condensed Consolidated Statements of Operations
            for the three months ended June 30, 2002 and 2001                          5

            Unaudited Condensed Consolidated Statements of Cash Flows
            for the six months ended June 30, 2002 and 2001                            6

            Notes to Unaudited Condensed Consolidated Financial Statements        7 - 12

ITEM 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                            13 - 16

PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings                                                         17

ITEM 2.     Changes in Securities and Use of Proceeds                                 17

ITEM 3.     Defaults Upon Senior Securities                                           17

ITEM 4.     Submission of Matters to a Vote of Security Holders                       17

ITEM 5.     Other Information                                                         17

ITEM 6.     Exhibits and Reports on Form 8-K                                          17


                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    As of June 30, 2002 and December 31, 2001


                                                                                           June 30,       December 31,
                                                                                             2002             2001
                                                                                             ----             ----
                                                                                         (Unaudited)
                                      ASSETS
Current Assets:
   Cash and cash equivalents                                                             $  4,481,059     $  4,680,075
   Accounts receivable, net                                                                10,276,188        8,260,396
   Prepaid and refundable income taxes                                                      1,986,659        1,743,659
   Prepaid expenses and other current assets                                                2,717,469        2,874,339
   Deferred tax assets                                                                        199,000          199,000
                                                                                         ------------     ------------
       Total current assets                                                                19,660,375       17,757,469
                                                                                         ------------     ------------

Property and equipment, net                                                                 5,585,993        6,127,665

Goodwill, net                                                                              11,956,696       11,581,696
Customer list and other intangibles, net                                                      159,948          638,529
Investment in joint venture                                                                   856,604          781,604
Deferred tax assets                                                                         1,900,000        1,900,000
Other assets                                                                                1,922,839        2,025,590
                                                                                         ------------     ------------
       Total assets                                                                      $ 42,042,455     $ 40,812,553
                                                                                         ============     ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                                     $     57,887     $     55,639
   Borrowings on credit facilities                                                          6,396,258        6,268,681
   Accounts payable                                                                         2,204,244        1,573,371
   Accrued expenses and other current liabilities                                           4,882,939        3,774,061
                                                                                         ------------     ------------
       Total current liabilities                                                           13,541,328       11,671,752
Long-term debt, net of current portion                                                         38,429           44,719
Note payable - stockholder                                                                     50,000           50,000
                                                                                         ------------     ------------
       Total liabilities                                                                   13,629,757       11,766,471
                                                                                         ------------     ------------
Stockholders' Equity:
   Common stock; $.01 par value. Authorized 15,000,000 shares; issued and outstanding
     5,946,651 shares in 2002 and 5,820,714 shares in 2001                                     59,467           58,207
   Additional paid-in capital                                                              24,767,714       24,409,660
   Retained earnings                                                                        3,858,112        4,799,464
   Accumulated other comprehensive income                                                    (272,595)        (221,249)
                                                                                         ------------     ------------
       Total stockholders' equity                                                          28,412,698       29,046,082
                                                                                         ------------     ------------
       Total liabilities and stockholders' equity                                        $ 42,042,455     $ 40,812,553
                                                                                         ============     ============


       See notes to unaudited condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Six Months Ended June 30, 2002 and 2001


                                                     2002            2001
                                                     ----            ----

Revenues                                        $ 23,860,264     $ 26,837,643

Direct costs                                       8,449,066        9,479,298
                                                ------------     ------------

     Gross Profit                                 15,411,198       17,358,345

Operating Expenses:
Selling, general and administrative expenses      14,696,385       15,845,417
Depreciation and amortization                      1,624,804        1,754,956
Loss from joint venture                              175,000          408,268
Loss on sale of subsidiary                                 -          495,905
Restructuring charge                                       -          420,000
                                                ------------     ------------

     Operating loss                               (1,084,991)      (1,566,201)

Interest expense, net                                (74,341)         (43,340)
                                                ------------     ------------

     Loss before income taxes                     (1,159,332)      (1,609,541)

Benefit from income taxes                           (217,980)        (675,000)
                                                ------------     ------------

     Net loss                                   $   (941,352)    $   (934,541)
                                                ============     ============

Basic and diluted loss per share                $      (0.16)    $      (0.16)
                                                ============     ============


       See notes to unaudited condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2002 and 2001


                                                     2002             2001
                                                     ----             ----

Revenues                                        $ 12,784,822     $ 13,489,718

Direct costs                                       4,568,583        4,644,651
                                                ------------     ------------

     Gross Profit                                  8,216,239        8,845,067

Operating Expenses:
Selling, general and administrative expenses       7,443,469        7,647,601
Depreciation and amortization                        819,284          968,739
Loss from joint venture                               75,000          166,000
                                                ------------     ------------

     Operating (loss) income                        (121,514)          62,727

Interest expense, net                                (40,708)         (27,339)
                                                ------------     ------------

     (Loss) income before income taxes              (162,222)          35,388

Provision for income taxes                            82,020           15,000
                                                ------------     ------------

     Net (loss) income                          $   (244,242)    $     20,388
                                                ============     ============

Basic and diluted loss per share                $      (0.04)             $ -
                                                ============     ============

       See notes to unaudited condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2002 and 2001


                                                                                      2002            2001
                                                                                      ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                     $  (941,352)    $  (934,541)
                                                                                  -----------     -----------
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
     Depreciation and amortization                                                  1,624,804       1,754,956
     Loss on sale of subsidiary                                                             -         495,905
     Deferred income taxes                                                                  -        (150,000)
     Equity loss from joint venture                                                   175,000         408,268
     Changes in assets and liabilities, net of acquisitions
       Accounts receivable                                                         (2,067,138)        684,046
       Other assets                                                                  (259,078)     (1,044,496)
       Prepaid expenses and other current assets                                      156,870         189,881
       Accounts payable and accrued expenses                                        1,948,151        (541,372)
       Prepaid and refundable taxes                                                  (243,000)       (595,873)
       Income taxes payable                                                                 -      (1,312,628)
                                                                                  -----------     -----------
          Net cash provided by (used in) operating activities                         394,257      (1,045,854)
                                                                                  -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for acquisitions, net of cash acquired, and acquisition costs         (225,000)       (225,000)
     Cash paid for investment in joint venture                                       (250,000)       (250,000)
     Cash received for sale of subsidiary, net of cash included in assets sold              -          29,908
     Purchases of property and equipment                                             (242,722)     (1,710,529)
                                                                                  -----------     -----------
          Net cash used in investing activities                                      (717,722)     (2,155,621)
                                                                                  -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock in connection
       with the exercise of stock options                                                 914         111,566
     Repayments of long term debt                                                      (4,042)        (79,796)
     Borrowings on line of credit - bank                                              127,577       2,120,000
                                                                                  -----------     -----------
          Net cash from financing activities                                          124,449       2,151,770
                                                                                  -----------     -----------
          Net decrease in cash and cash equivalents                                  (199,016)     (1,049,705)
Cash and cash equivalents at the beginning of period                                4,680,075       3,542,257
                                                                                  -----------     -----------
Cash and cash equivalents at end of period                                        $ 4,481,059     $ 2,492,552
                                                                                  ===========     ===========

Supplemental disclosure of non-cash activities:
   Common stock issued in connection with acquisitions                            $   358,400     $   150,000
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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three months ended June 30, 2002. The results for the six months ended June 30, 2002 are not necessarily indicative of the results expected for the full fiscal year.


(2) Loss per Share

Basic loss per common share is computed using net loss applicable to common stock and the weighted average number of shares outstanding. Diluted loss per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. For the six month periods ended June 30, 2002 and 2001, the Company had common stock equivalents of 55,333 and 48,585, respectively, related to stock options that were not included in the computation of loss per common share because they were antidilutive. For the three month period ended June 30, 2002, the Company had common stock equivalents of 91,224, related to stock options that were not included in the computation of loss per common share, because they were antidilutive. The weighted average number of shares for the six and three months ended June 30, 2002 and 2001 are as follows:

Weighted Average Shares Outstanding

                         For the six months ended June 30,
                         --------------------------------
                            2002                    2001
                            ----                    ----

         Basic            5,927,432               5,776,895
                          =========               =========

         Diluted          5,927,432               5,776,895
                          =========               =========

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


Weighted Average Shares Outstanding
-----------------------------------

                                             For the three months ended June 30,
                                             ----------------------------------
                                                2002                    2001
                                                ----                    ----

      Basic                                  5,955,086               5,804,347
                                             =========               =========

      Diluted                                5,955,086               5,833,852
                                             =========               =========


(3)   Comprehensive Loss

The components of comprehensive loss consist of the following:

                                             For the six months ended June 30,
                                             --------------------------------
                                                2002                  2001
                                                ----                  ----

      Net loss                               $(941,352)            $  (934,541)

      Other comprehensive income (loss):
         Foreign currency translation
           adjustments                         (51,346)               (279,836)
                                              --------             -----------

      Comprehensive loss                     $(992,698)            $(1,214,377)
                                             ==========            ===========


                                            For the three months ended June 30,
                                            ----------------------------------
                                               2002                    2001
                                               ----                    ----

      Net (loss) income                      $(244,242)            $    20,388

      Other comprehensive income (loss):
         Foreign currency translation
           adjustments                         (51,707)                  2,328
                                             ---------             -----------

      Comprehensive (loss) income            $(295,949)            $    22,716
                                             =========             ===========


Accumulated other comprehensive loss at June 30, 2002 and December 31, 2001 consists of foreign currency translation adjustments.

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


(4)      Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("Statement 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Financial Accounting Standards Board No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121"). The Company adopted the provisions of Statement 141 on July 1, 2001 and Statement 142 effective January 1, 2002.

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

In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which will be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. Pursuant to this standard, the Company has completed an assessment of the categorization of its existing intangible assets and goodwill. In addition, the Company completed an analysis of the fair value of its reporting units and has determined that the fair value of its reporting units exceeds the carrying values at the beginning of the period and therefore, no impairment of goodwill was recorded.

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

The following provides pro-forma information as if the financial statements in all periods presented were accounted for in accordance with Statement 142:



                                                           For the Six Months Ended June 30,
                                                           ---------------------------------
                                                             2002                    2001
                                                             ----                    ----
         Reported net loss                                 $(941,352)              $(934,541)
         Add back: Goodwill amortization                     -                       429,788
                                                           ---------               ---------
         Adjusted net loss                                 $(941,352)              $(504,753)
                                                           =========               =========


         Reported basic loss per share                        $(0.16)                 $(0.16)
         Add back: Goodwill amortization                        -                        .07
                                                           ---------               ---------
         Adjusted basic loss per share                        $(0.16)                 $(0.09)
                                                           =========               =========


                                                          For the Three Months Ended June 30,
                                                          -----------------------------------
                                                             2002                    2001
                                                             ----                    ----
         Reported net (loss) income                        $(244,242)                $20,388
         Add back: Goodwill amortization                     -                       214,635
                                                           ---------               ---------
         Adjusted net (loss) income                        $(244,242)              $ 235,023
                                                           =========               =========


         Reported basic (loss) earnings per share             $(0.04)              $     -
         Add back: Goodwill amortization                        -                        .04
                                                           ---------               ---------
         Adjusted basic (loss) earnings per share             $(0.04)                  $0.04
                                                           =========               =========


                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


Intangible assets consist of the following:


                                                June 30, 2002                              December 31, 2001
                                  --------------------------------          -----------------------------------
                                           (in thousands)                                (in thousands)
                                     Gross                                      Gross
                Amortization       Carrying     Accumulated                   Carrying     Accumulated
                   Period           Amount     Amortization     Net            Amount     Amortization      Net
                   ------           ------     ------------     ---            ------     ------------      ---
Customer List     5 years            $4,000      $(4,000)      $  -            $4,000        $(3,633)       $367
Non-competes      4-7.5 years           822         (662)       160               822           (550)        272
                                     ------        -----       ----            ------        -------        ----
Total                                $4,822      $(4,662)      $160            $4,822        $(4,183)       $639
                                     ======      =======       ====            ======        --=====        ====



Aggregate amortization expense for the six months ended June 30, 2002 and 2001 was $478,581 and $538,816, respectively.

Estimated future amortization expense is as follows:

         For the six months ending December 31, 2002            $11,000
         For the year ended December 31, 2003                    81,000
         For the year ended December 31, 2004                    68,000
                                                               --------
         Total estimated amortization                          $160,000
                                                                =======


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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective January 1, 2002. SFAS 144 supersedes FASB Statement No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The adoption of SFAS 144 did not have a significant impact on the Company's financial statements.

In July 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement 146") was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principle difference between Statement 146 and EITF 94-3 relates to the timing of liability recognition. Under Statement 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


(5) Investments and Acquisitions

On April 8, 2002, TTX Limited ("Teletrax"), a subsidiary of the Company, entered into a Technology License Agreement with Koninklijke Philips Electronics N.V. ("Philips"), for the use of Philips' WaterCast technology. Medialink, which owns 76% of Teletrax, has agreed to advance to Teletrax, in the form of a loan, up to a total of $1.761 million through July 8, 2003 for working capital purposes. Through June 30, 2002 the Company has advanced Teletrax $750,000. For the period ended June 30, 2002 the Company has recorded 100% of the loss from this subsidiary.

On August 1, 1999 the Company entered into a joint venture with Business Wire to form Business Wire/Medialink, LLC ("Newstream"), for the purpose of connecting its clients to multimedia Internet news sites as Newstream.com. The Company, which has a 50% interest in the joint venture, accounts for its interest in Newstream under the equity method, as it does not have a controlling interest in the entity. During the six months ended June 30, 2002 and 2001 each member made additional capital contributions of $250,000 in each period. Although no future funding contractual obligations exist, the Company, along with its joint venture partner, intends to continue to fund and operate the joint venture for at least the next twelve months.

For each of the six month periods ended June 30, 2002 and 2001, the Company made earn-out payments on acquisitions of $375,000 ($225,000 in the form of cash and $150,000 in the form of Medialink common stock). These payments have been recorded as additional goodwill.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Six months ended June 30, 2002 compared to Six months ended June 30, 2001

Revenues decreased by $2.98 million, or 11%, from $26.84 million for the six months ended June 30, 2001 ("2001") to $23.86 million for the six months ended June 30, 2002 ("2002"). Beginning in the first quarter ended March, 2002, the Company had elected to change its previous revenue breakout from four classifications (Distribution, Productions and Live Broadcast, Internet Services, and Research and Other) to two classifications (Media Communications Services and Media Research Services), better reflecting the actual services the Company provides. Revenue from the Company's Media Communications Services decreased by $2.12 million, or 10%, and the Company's Research Communication Services revenue decreased by $855,000, or 15%. During 2002 the Company continued to be challenged by a difficult economic environment, resulting in the decrease in revenue as compared to 2001.

Direct costs decreased by $1.03 million, or 10.9%, from $9.48 million in 2001 to $8.45 million in 2002. The decrease was the result of lower revenues during for 2002 as compared to 2001. The Company's gross profit percentage was 65% for both 2002 and 2001.

Selling, general and administrative expenses ("S, G & A") decreased by $1.15 million, or 7%, from $15.85 million in 2001 to $14.70 million in 2002. The decrease in S, G & A includes decreases in payroll and payroll-related costs of approximately $983,000. Additionally, the Company's newly formed joint venture, Teletrax, incurred $234,000 of S, G & A during 2002. As the economy weakened during the year ended December 31, 2001 and the events of September 11th affected the Company's business, the Company made adjustments in its personnel and other S, G & A expenditures as well as direct costs to reduce costs by approximately $4.00 million on an annualized basis.

Depreciation and amortization expense decreased by $130,000, or 7%, from $1.75 million in 2001 to $1.62 million in 2002. The decrease was due primarily to the elimination of amortization of goodwill as a result of the implementation of SFAS 142, net of additional depreciation and amortization expense arising from additions in property and equipment and capitalized software. Included in 2001 was amortization of goodwill of $430,000 and none for 2002.

As a result of the foregoing, the Company had an operating loss of $1.08 million in 2002 as compared to an operating loss of $1.57 million in 2001. The operating loss in 2002 included an operating loss of $223,000 from the Company's newly formed joint venture, Teletrax. The operating loss in 2001 included loss on sale of a subsidiary and a restructuring charge of $496,000 and $420,000, respectively.

Income tax benefit was calculated using Medialink's effective tax rates of 41%, net of losses from Teletrax, a newly formed joint venture and certain minimum state taxes based on capital

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



The Company had a net loss of $941,000 in 2002 as compared to a net loss of $935,000 in 2001. The Company had a loss per share of $0.16 in both 2002 and 2001.


Three months ended June 30, 2002 compared to Three months ended June, 2001

Revenues decreased by $705,000, or 5%, from $13.49 million for the three months ended June 30, 2001 (the "2001 Quarter") to $12.78 million for the three months ended June 30, 2002 (the "2002 Quarter"). Revenue from the Company's Media Communications Services decreased by $480,000, or 4%, and the Company's Research Communication Services revenue decreased by $225,000, or 9%. During the 2002 Quarter the Company continued to be challenged by a difficult economic environment, resulting in a decrease in revenue as compared to the 2001 Quarter.

Direct costs decreased by $76,000, or 2%, from $4.64 million in the 2001 Quarter to $4.57 million in the 2002 Quarter. The Company's gross profit percentage was 64% and 66% in the 2002 Quarter and the 2001 Quarter, respectively.

Selling, general and administrative expenses ("S, G & A") decreased by $204,000, or 3%, from $7.65 million in the 2001 Quarter to $7.44 million in the 2002 Quarter. The decrease in S, G & A includes decreases in payroll and payroll-related costs of approximately $314,000. Additionally, the Company's newly formed joint venture, Teletrax, incurred $234,000 of S, G & A during 2002.

Depreciation and amortization expense decreased by $149,000, or 15%, from $969,000 in the 2001 Quarter to $819,000 in the 2002 Quarter. The decrease was due primarily to the elimination of amortization of goodwill as a result of the implementation of SFAS 142, net of additional depreciation and amortization expense arising from additions in property and equipment and capitalized software. Included in the 2001 Quarter was amortization of goodwill of $215,000 and none for the 2002 Quarter.

As a result of the foregoing, the Company had an operating loss of $122,000 in the 2002 Quarter as compared to an operating income of $63,000 in the 2001 Quarter. The operating loss in 2002 included an operating loss of $223,000 from the Company's newly formed joint venture, Teletrax.

Provision for income taxes was calculated using Medialink's effective tax rates of 41%, net of losses from Teletrax, a newly formed joint venture and certain minimum state taxes based on capital.

The Company had a net loss of $244,000 in the 2002 Quarter as compared to a net income of $20,000 in the 2001 Quarter. In 2002 the Company had a loss per share of $0.04 compared to a break-even in 2001.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES

Medialink has financed its operations primarily through cash generated from operations and its line of credit facility. Net cash provided by operating activities amounted to $394,000 for the six month period ended June 30, 2002, while net cash used by operating activities for the comparable period in 2001 was $1.05 million. The change was primarily due to the changes in assets and liabilities, most notably the increase in accounts receivable and the payment of taxes payable during 2001. Capital expenditures which are primarily incurred to support the Company's sales and operations were $243,000 in 2002 compared to $1.71 million in 2001. Included in 2001 is approximately $1.00 million related to the expansion of the Company's corporate headquarters and its new broadcast studio. Medialink has no capital expenditure plans for the remaining of 2002 other than in the ordinary course of business. Cash flows related to earn out payments on the Company's various acquisitions amounted to $225,000 in both periods.

On April 8, 2002, TTX Limited ("Teletrax"), a subsidiary of the Company, entered into a Technology License Agreement with Koninklijke Philips Electronics N.V. ("Philips"), for the use of Philips' WaterCast technology. Medialink, which owns 76% of Teletrax, has agreed to advance to Teletrax, in the form of a loan, up to a total of $1.761 million through July 8, 2003 for working capital purposes. Through June 30, 2002 the Company has advanced Teletrax $750,000. The minority shareholder has no future funding obligations and, accordingly, for the six months ended June 30, 2002 the Company has recorded 100% of the loss from this subsidiary.

In August 2001 the Company received an unsolicited takeover bid from United Business Media plc to purchase all of its issued and outstanding common shares. In connection with this unsolicited offer the Company retained a financial advisor to assist the Company in analyzing and considering the unsolicited offer and the various strategic opportunities available to the Company to maximize shareholder value. The terms of the agreement provided that the Company pay the financial advisor between $2,000,000 and $2,500,000 by August 20, 2002. Through December 31, 2001 $400,000 was charged to operations related to this agreement. During the six months ended June 30, 2002 no additional charges were recorded. The unsolicited offer has been withdrawn.

As of June 30, 2002 Medialink had $4.48 million in cash and cash equivalents as compared to $4.68 million as of December 31, 2001. In addition, the Company had a balance due under its line of credit facility of $6.40 million and $6.27 million at June 30, 2002 and December 31, 2001, respectively. In April 2002 the Company amended its existing loan agreement to allow for borrowings of up to $7.50 million and extending the due date to January 1, 2003, subject to annual renewal thereafter with the lender's consent. Covenants under the line of credit agreement require the Company to meet certain financial ratios, including minimum tangible net worth and minimum earnings before interest, taxes, depreciation, amortization and other charges, as defined in the agreement. Management believes the Company is currently in compliance with the covenant under the line of credit agreement.

As of June 30, 2002 long-term debt was $38,000 compared to $45,000 at December 31, 2001.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


The Company believes that it has sufficient capital resources, including cash flow from operations to fund its net cash needs for at least the next twelve months.


RISK FACTORS

Major News Events
Events which dominate news broadcasts, such as the events of September 11th, may cause the Company's clients to delay their use of, or not use, the Company's services for a particular project as such clients may determine that their messages may not receive adequate attention in light of the coverage of other new events. Such circumstances could have a material adverse effect on the Company's business, operating results and financial condition.

Susceptibility to General Economic Conditions
The Company's revenues are affected by its clients' marketing communications spending and advertising budgets. The company's revenues and results of operations may be subject to fluctuations based upon general economic conditions in the geographic locations where it offers its services or distributes its material. If there were to be continued economic downturn or a continued recession in these geographic locations, then the Company expects that business enterprises, including its clients and potential clients, could substantially and immediately reduce their marketing and communications budgets. In the event of such an economic climate, there would be a material adverse effect on the Company's business, operating results, financial condition and ability to refinance its existing line of credit agreement.

Competition
The markets for the Company's services are highly competitive. The principal competitive factors affecting the Company are effectiveness, reliability, price, technological sophistication and timeliness. Numerous specialty companies compete with the Company in each of its service lines although no single company competes across all service lines. Some of the Company's competitors or potential competitors have longer operating histories, longer client relationships and significantly greater financial, management, technological, sales, marketing and other resources than the Company. In addition, clients could perform internally all or certain of the services provided by the Company rather than outsourcing such services. The Company could face competition from companies in related communications markets which could offer services that are similar or superior to those offered by the Company. In addition, national and regional telecommunications providers could enter the market with materially lower electronic delivery costs, and radio and television networks could also begin transmitting business communications separate from their news programming. The Company's ability to maintain and attract clients depends to a significant degree on the quality of services provided and its reputation among its clients and potential clients as compared to that of its competitors. There can be no assurance that the Company will not face increased competition in the future or that such competition will not have a material adverse effect on the Company's business, operating results and financial condition.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

         PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings.
                                    None

         ITEM 2.  Changes in Securities and Use of Proceeds.
                                    None

         ITEM 3.  Defaults Upon Senior Securities.
                                    None

         ITEM 4.  Submission of Matters to a Vote of Security Holders.

                  (a)      The 2002 Annual Meeting of Stockholders of Medialink
                           (the "Meeting") was held on June 6, 2002.
                  (b)      At the meeting the following directors were elected
                           for to serve as director of Medialink:

                           Nominee                 In Favor           Withheld
                           -------                 --------           --------
                           Harold Finelt           4,129,420           736,512
                           Donald Kimmelman        4,175,254           690,678
                           Laurence Moskowitz      3,994,767           871,165

                  (c) The appointment of KPMG LLP as the Corporation's independent auditors for the year ending December 31, 2002 was ratified at the meeting according to the following votes: For: 4,598,987, Against: 264,545,
                           Abstentions: 2,400.

         ITEM 5.  Other Information.
                                    None

         ITEM 6.  Exhibits and Reports on Form 8-K.

                  Exhibits:
                           99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                           99.2 Certification pursuant to 18 U.S.C.
                           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Report on Form 8-K:
                           None

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            MEDIALINK WORLDWIDE INCORPORATED




            By: /s/ Laurence Moskowitz
                ----------------------
                Laurence Moskowitz,
                Chairman of the Board, Chief Executive Officer and President

            By: /s/ J. Graeme McWhirter
                -----------------------
                J. Graeme McWhirter
                Executive Vice President, Assistant Secretary,
                Chief Financial Officer and Director


Dated: August 14, 2002