Form 10-Q
period 2002-09-30
MEDIALINK WORLDWIDE INC
filed 2002-11-14
CIK 812890

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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
                                 (212) 682-8300
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on November 13, 2002:

                  Common Stock - 5,889,877

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.           Financial Statements                                                                      3

                  Condensed Consolidated Balance Sheets as of September 30,
                  2002 (unaudited) and December 31, 2001                                                    3

                  Unaudited Condensed Consolidated Statements of Operations
                  for the nine months ended September 30, 2002 and 2001                                     4

                  Unaudited Condensed Consolidated Statements of Operations
                  for the three months ended September 30, 2002 and 2001                                    5

                  Unaudited Condensed Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 2002 and 2001                                     6

                  Notes to Unaudited Condensed Consolidated Financial Statements                         7 - 14

ITEM 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                              15 - 21

PART II. OTHER INFORMATION

ITEM 1.           Legal Proceedings                                                                        22

ITEM 2.           Changes in Securities and Use of Proceeds                                                22

ITEM 3.           Defaults Upon Senior Securities                                                          22

ITEM 4.           Submission of Matters to a Vote of Security Holders                                      22

ITEM 5.           Other Information                                                                        22

ITEM 6.           Exhibits and Reports on Form 8-K                                                         22

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 As of September 30, 2002 and December 31, 2001

                                                                                                    September 30,   December 31,
                                                                                                        2002            2001
                                                                                                    ------------    ------------
                                                                                                    (Unaudited)
                                                            ASSETS
Current Assets:
   Cash and cash equivalents                                                                        $  5,223,754    $  4,680,075
   Accounts receivable, net                                                                            8,990,740       8,260,396
   Prepaid and refundable income taxes                                                                 2,446,659       1,743,659
   Prepaid expenses and other current assets                                                           2,270,367       2,874,339
   Deferred tax assets                                                                                   199,000         199,000
                                                                                                    ------------    ------------
       Total current assets                                                                           19,130,520      17,757,469
                                                                                                    ------------    ------------

Property and equipment, net                                                                            5,746,140       6,127,665

Goodwill, net                                                                                         11,958,297      11,581,696
Customer list and other intangibles, net                                                                 168,334         638,529
Investment in joint venture                                                                              756,604         781,604
Deferred tax assets                                                                                    1,780,000       1,900,000
Other assets                                                                                           1,933,425       2,025,590
                                                                                                    ------------    ------------
       Total assets                                                                                 $ 41,473,320    $ 40,812,553
                                                                                                    ============    ============

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                                                $     59,045    $     55,639
   Borrowings on credit facilities                                                                     6,471,938       6,268,681
   Accounts payable                                                                                    3,094,558       1,573,371
   Accrued expenses and other current liabilities                                                      4,645,516       3,774,061
                                                                                                    ------------    ------------
       Total current liabilities                                                                      14,271,057      11,671,752
Long-term debt, net of current portion                                                                      --            44,719
Note payable - stockholder                                                                                  --            50,000
                                                                                                    ------------    ------------
       Total liabilities                                                                              14,271,057      11,766,471
                                                                                                    ------------    ------------
Stockholders' Equity:
   Common stock; $.01 par value. Authorized 15,000,000 shares; issued and outstanding
     5,946,651 shares in 2002 and 5,820,714 shares in 2001, net of 57,124 treasury shares in 2002         59,467          58,207
   Additional paid-in capital                                                                         24,767,714      24,409,660
   Retained earnings                                                                                   2,866,192       4,799,464
   Accumulated other comprehensive income                                                               (291,176)       (221,249)
                                                                                                    ------------    ------------
                                                                                                      27,402,197      29,046,082
                                                                                                    ------------    ------------
   Less common stock in treasury (at cost, 57,124 shares in 2002)                                       (199,934)           --
                                                                                                    ------------    ------------

       Total stockholders' equity                                                                     27,202,263      29,046,082
                                                                                                    ------------    ------------
       Total liabilities and stockholders' equity                                                   $ 41,473,320    $ 40,812,553
                                                                                                    ============    ============

       See notes to unaudited condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 2002 and 2001

                                                                                                        2002            2001
                                                                                                    ------------    ------------
Revenues                                                                                            $ 35,236,586    $ 37,240,102

Direct costs                                                                                          12,111,948      13,458,490
                                                                                                    ------------    ------------

     Gross Profit                                                                                     23,124,638      23,781,612

Operating Expenses:
  Selling, general and administrative expenses                                                        21,811,947      23,510,556
  Depreciation and amortization                                                                        2,072,923       2,687,635
  Loss from joint venture                                                                                275,000         593,268
  Advisory charges                                                                                     1,300,000         333,012
  Loss on sale of subsidiary                                                                                --           495,905
  Restructuring charge                                                                                      --           634,000
                                                                                                    ------------    ------------

     Operating loss                                                                                   (2,335,232)     (4,472,764)

Interest expense, net                                                                                   (146,020)        (77,650)
                                                                                                    ------------    ------------

     Loss before income taxes                                                                         (2,481,252)     (4,550,414)

Benefit from income taxes                                                                               (547,980)     (1,845,000)
                                                                                                    ------------    ------------

     Net loss                                                                                       $ (1,933,272)   $ (2,705,414)
                                                                                                    ============    ============

Basic and diluted loss per share                                                                    $      (0.33)   $      (0.47)
                                                                                                    ============    ============

       See notes to unaudited condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 2002 and 2001


                                                                                                        2002            2001
                                                                                                    ------------    ------------
Revenues                                                                                            $ 11,376,322    $ 10,402,459

Direct costs                                                                                           3,662,882       3,979,192
                                                                                                    ------------    ------------

     Gross Profit                                                                                      7,713,440       6,423,267

Operating Expenses:
  Selling, general and administrative expenses                                                         7,115,562       7,665,139
  Depreciation and amortization                                                                          448,119         932,679
  Loss from joint venture                                                                                100,000         185,000
  Advisory charges                                                                                     1,300,000         333,012
  Restructuring charge                                                                                      --           214,000
                                                                                                    ------------    ------------

     Operating loss                                                                                   (1,250,241)     (2,906,563)

Interest expense, net                                                                                    (71,679)        (34,310)
                                                                                                    ------------    ------------

     Loss income before income taxes                                                                  (1,321,920)     (2,940,873)

Benefit from income taxes                                                                               (330,000)     (1,170,000)
                                                                                                    ------------    ------------

     Net loss                                                                                       $   (991,920)   $ (1,770,873)
                                                                                                    ============    ============

Basic and diluted loss per share                                                                    $      (0.17)   $      (0.30)
                                                                                                    ============    ============

       See notes to unaudited condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2002 and 2001

                                                                                                        2002            2001
                                                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                       $ (1,933,272)   $ (2,705,414)
                                                                                                    ------------    ------------
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
     Depreciation and amortization                                                                     2,072,923       2,687,635
     Loss on sale of subsidiary                                                                             --           495,905
     Deferred income taxes                                                                               120,000        (220,000)
     Equity loss from joint venture                                                                      275,000         593,268
     Changes in assets and liabilities, net of acquisitions
       Accounts receivable                                                                              (800,271)      4,311,381
       Other assets                                                                                     (260,109)       (694,964)
       Prepaid expenses and other current assets                                                         263,069        (434,519)
       Accounts payable and accrued expenses                                                           2,601,042      (1,482,775)
       Prepaid and refundable taxes                                                                     (703,000)     (1,692,420)
       Income taxes payable                                                                                 --        (1,312,628)
                                                                                                    ------------    ------------
          Net cash provided by (used in) operating activities                                          1,635,382        (454,531)
                                                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for acquisitions, net of cash acquired, and acquisition costs                            (225,000)       (225,000)
     Cash paid for investment in joint venture                                                          (250,000)       (250,000)
     Cash received for sale of subsidiary, net of cash included in assets sold                              --            29,908
     Purchases of property and equipment                                                                (779,561)     (2,267,923)
                                                                                                    ------------    ------------
          Net cash used in investing activities                                                       (1,254,561)     (2,713,015)
                                                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock in connection
       with the exercise of stock options                                                                    914         111,566
     Repayments of long term debt                                                                        (41,313)        (92,203)
     Borrowings on line of credit - bank                                                                 203,257       4,186,000
                                                                                                    ------------    ------------
          Net cash from financing activities                                                             162,858       4,205,363
                                                                                                    ------------    ------------
          Net increase in cash and cash equivalents                                                      543,679       1,037,817
Cash and cash equivalents at the beginning of period                                                   4,680,075       3,542,257
                                                                                                    ------------    ------------
Cash and cash equivalents at end of period                                                          $  5,223,754    $  4,580,074
                                                                                                    ============    ============

Supplemental disclosure of non-cash activities:
   Common stock issued in connection with acquisitions                                              $    358,400    $    150,000
                                                                                                    ============    ============
   Treasury stock transaction                                                                       $    199,934    $       --
                                                                                                    ============    ============

       See notes to unaudited condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      Basis of presentation and Significant Accounting Policies

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the nine and three months ended September 30, 2002. The results for the nine and three months ended September 30, 2002 are not necessarily indicative of the results expected for the full fiscal year.

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

(2)      Loss per Share

Basic loss per common share is computed using net loss applicable to common stock and the weighted average number of shares outstanding. Diluted loss per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. For the nine month periods ended September 30, 2002 and 2001, the Company had common stock equivalents of 62,861 and 57,681, respectively, related to stock options that were not included in the computation of loss per common share because they were antidilutive. For the three month period ended September 30, 2002 and 2001, the Company had common stock equivalents of 86,096 and 75,569, respectively, related to stock options that were not included in the computation of loss per common share, because they were antidilutive. The weighted average number of shares for the nine and three months ended September 30, 2002 and 2001 are as follows:


Weighted Average Shares Outstanding
                                                                   For the nine months ended September 30,
                                                                   --------------------------------------
                                                                        2002                    2001
                                                                        ----                    ----
         Basic and diluted                                           5,917,609               5,800,526
                                                                     =========               =========


Weighted Average Shares Outstanding

                                                                  For the three months ended September 30,
                                                                  ---------------------------------------
                                                                        2002                    2001
                                                                        ----                    ----

         Basic and diluted                                           5,897,962               5,829,114
                                                                     =========               =========

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

(3)      Comprehensive Loss

The components of comprehensive loss consist of the following:

                                                                   For the nine months ended September 30,
                                                                   --------------------------------------
                                                                        2002                    2001
                                                                        ----                    ----
         Net loss                                                    $(1,933,272)         $   (2,705,414)

         Other comprehensive loss:
            Foreign currency translation
              adjustments                                                (69,927)                (78,125)
                                                                     -----------             -----------

         Comprehensive loss                                          $(2,003,199)            $(2,783,539)
                                                                     ===========             ===========

                                                                  For the three months ended September 30,
                                                                  ---------------------------------------
                                                                        2002                    2001
                                                                        ----                    ----
         Net loss                                                      $(991,920)            $(1,770,873)

         Other comprehensive loss:
            Foreign currency translation
              adjustments                                                (18,581)                201,711
                                                                     -----------             ------------

         Comprehensive loss                                          $(1,010,501)            $(1,569,162)
                                                                     ===========             ===========

Accumulated other comprehensive loss at September 30, 2002 and December 31, 2001 consists of foreign currency translation adjustments.


(4)      Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("Statement 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Financial Accounting Standards Board No. 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets " ("Statement 144"). The Company adopted the provisions of Statement 141 on July 1, 2001 and Statement 142 effective January 1, 2002.

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

In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which will be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. Pursuant to this standard, the Company has completed an assessment of the categorization of its existing intangible assets and goodwill. In addition, the Company completed an analysis of the fair value of its reporting units and has determined that the fair value of its reporting units exceeds the carrying values at the beginning of the period and at September 30, 2002, and therefore, no impairment of goodwill was recorded.

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

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

The following provides pro-forma information as if the financial statements in all periods presented were accounted for in accordance with Statement 142:

                                                                          For the Nine Months Ended September 30,
                                                                          --------------------------------------
                                                                               2002                    2001
                                                                           -----------             -----------
         Reported net loss                                                 $(1,933,272)            $(2,705,414)
         Add back: Goodwill amortization                                       -                       644,404
                                                                           -----------             -----------
         Adjusted net loss                                                 $(1,933,272)            $(2,061,010)
                                                                           ===========             ===========


         Reported basic loss per share                                         $ (0.33)                 $(0.47)
         Add back: Goodwill amortization                                         -                         .11
                                                                           -----------             -----------
         Adjusted basic loss per share                                         $ (0.33)                 $(0.36)
                                                                           ===========             ===========


                                                                         For the Three Months Ended September 30,
                                                                         ---------------------------------------
                                                                               2002                    2001
                                                                           -----------             -----------

         Reported net loss                                                   $(991,920)            $(1,770,873)
         Add back: Goodwill amortization                                       -                       214,616
                                                                           -----------             -----------
         Adjusted net loss                                                   $(991,920)            $(1,556,257)
                                                                           ===========             ===========


         Reported basic loss per share                                         $ (0.17)                 $(0.30)
         Add back: Goodwill amortization                                         -                         .04
                                                                           -----------             -----------
         Adjusted basic loss per share                                         $ (0.17)                 $(0.26)
                                                                           ===========             ===========

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

Intangible assets consist of the following:

                                        September 30, 2002                            December 31, 2001
                               -----------------------------------          -----------------------------------
                                           (in thousands)                                (in thousands)
                                     Gross                                      Gross
                Amortization       Carrying     Accumulated                   Carrying     Accumulated
                   Period           Amount     Amortization     Net            Amount     Amortization      Net
                   ------           ------     ------------     ---            ------     ------------      ---
Customer List     5 years            $4,000      $(4,000)   $   --             $4,000        $(3,633)       $367
Non-competes      4-7.5 years           500         (332)       168               822           (550)        272
                                      -----        -----        ---             -----          -----         ---
Total                                $4,500      $(4,332)      $168            $4,822        $(4,183)       $639
                                      =====        =====        ===             =====          =====         ===


Aggregate amortization expense for the nine months ended September 30, 2002 and 2001 was $470,196 and $781,150, respectively.

Estimated future amortization expense is as follows:

         For the three months ending December 31, 2002                          $20,000
         For the year ended December 31, 2003                                    80,000
         For the year ended December 31, 2004                                    68,000
                                                                                -------
         Total estimated amortization                                          $168,000
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

In July 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement 146") was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and EITF 94-3 relates to the timing of liability recognition. Under Statement 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

(5)      Other Operating Expenses

Restructuring Charges

         In March 2001 the Company combined its U.S. and international broadcast services into a Global Broadcast Services unit. The corporate reorganization is designed to accelerate the growth of its broadcast services business. The Company incurred a charge of $420,000 as a result of the restructuring. Additionally in September 2001 the Company reduced its staff in the UK and US incurring a restructuring charge of $214,000. The total charges aggregating $634,000 for the nine months ended September 30, 2001, included severance and related payments to terminated employees of approximately $420,000.


Advisory Charges

         In August 2001 the Company received an unsolicited takeover bid from United Business Media plc to purchase all of its issued and outstanding common shares. In connection with this unsolicited offer the Company retained a financial advisor and other professionals to assist the Company in analyzing and considering the unsolicited offer and the various strategic opportunities available to the Company to maximize shareholder value. The unsolicited offer has been withdrawn. The terms of the amended agreement provide that the Company pay the financial advisor $1,600,000 not including expenses. The agreement expired in August 2002 with no transaction transpiring and, accordingly, the remaining balance due under the agreement was charged to operations during the 3rd Quarter of 2002. For the nine and three month periods ended September 30, 2002 and 2001, $1,200,000 and $100,000, respectively, were charged to operations related to this amended agreement and included in advisory charges.


(6)      Investments and Acquisitions

On April 8, 2002, TTX Limited ("Teletrax"), a subsidiary of the Company, entered into a Technology License Agreement with Koninklijke Philips Electronics N.V. ("Philips"), for the use of Philips' WaterCast technology. Medialink, which owns 76% of Teletrax, has agreed to advance to Teletrax, in the form of a loan, up to a total of $1.761 million through July 8, 2003 for working capital purposes. Through September 30, 2002 the Company has advanced Teletrax $816,000. For the period ended September 30, 2002 the Company has recorded 100% of the loss from this subsidiary.

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

On August 1, 1999 the Company entered into a joint venture with Business Wire to form Business Wire/Medialink, LLC ("Newstream") for the purpose of providing its clients with distribution of their news to multimedia Internet news sites. The Company, which has a 50% interest in the joint venture, accounts for its interest in Newstream under the equity method, as it does not have a controlling interest in the entity. During the nine months ended September 30, 2002 and 2001 each member made additional capital contributions of $250,000 in each period. Although no future funding contractual obligations exist, the Company, along with its joint venture partner, intends to continue to fund and operate the joint venture for at least the next twelve months.

For each of the nine month periods ended September 30, 2002 and 2001, the Company made earn-out payments on acquisitions of $375,000 ($225,000 in the form of cash and $150,000 in the form of Medialink common stock). These payments have been recorded as additional goodwill.


(7)      Line of Credit

The Company has a line of credit facility (the "Credit Facility") for borrowings of up to $7.50 million expiring January 1, 2003. Loans under the Credit Facility bear interest at the 30-Day LIBOR Rate plus 2.25%, per annum.

Covenants under the line of credit agreement require the Company to meet certain financial ratios, including minimum tangible net worth and minimum earnings before interest, taxes, depreciation, amortization and other charges, as defined in the agreement.

Substantially all of the assets of the Company are pledged as collateral under the credit facility.


(8)      Treasury Stock Transaction

In July 2002 the Company received 57,124 shares of Medialink common stock as payment for loan balances due from a former officer of the Company totaling $199,934. The shares valued at $3.50 per share on the date of the agreement have been recorded as treasury stock at September 30, 2002.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

Revenues decreased by $2.00 million, or 5%, from $37.24 million for the nine months ended September 30, 2001 ("2001") to $35.24 million for the three months ended September 30, 2002 ("2002"). Beginning in the first quarter ended March, 2002, the Company had elected to change its previous revenue breakout from four classifications (Distribution, Productions and Live Broadcast, Internet Services, and Research and Other) to two classifications (Media Communications Services and Media Research Services), better reflecting the actual services the Company provides. Revenue from the Company's Media Communications Services decreased by $1.27 million, or 4%, and the Company's Research Communication Services revenue decreased by $735,000, or 10%. During 2002 the Company continued to be challenged by a difficult economic environment, resulting in lower client budgets for the Company's services. In the 3rd Quarter of 2001 revenue from Media Communications Services was negatively impacted by the effects of September 11, 2001 and the news coverage of the related events.

Direct costs decreased by $1.35 million, or 10%, from $13.46 million in 2001 to $12.11 million in 2002. The decrease was primarily the result of the lower revenues during 2002 as compared to 2001, offset by an improvement in gross margins percentages. The Company's gross profit percentage was 66% and 64% for 2002 and 2001, respectively. As the Company experienced the effects of a difficult economic environment it made adjustments to its direct cost structure, including renegotiating vendor rates and improving the efficiency of its operating processes.

Selling, general and administrative expenses ("S, G & A") decreased by $1.70 million, or 7%, from $23.51 million in 2001 to $21.81 million in 2002. The decrease in S, G & A includes decreases in payroll and payroll-related costs of approximately $1.41 million. In reaction to the difficult economic environment and the effects of September 11, 2001, the Company reduced its headcount in the 4th Quarter of 2001 and produced other S, G & A savings. Offsetting these cost reductions, the Company's subsidiary, formed in 2002, Teletrax, incurred $485,000 of S, G & A during 2002.

In August 2001 the Company received an unsolicited takeover bid by United Business Media plc to purchase all of its issued and outstanding common shares. In connection with this unsolicited offer the Company incurred legal and financial advisory expenses of approximately $1.30 million and $333,000, through September 30, 2002 and 2001, respectively. The unsolicited offer is no longer active and the Company does not anticipate incurring any additional costs.

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

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Depreciation and amortization expense decreased by $615,000, or 23%, from $2.69 million in 2001 to $2.07 million in 2002. The decrease was due primarily to the elimination of amortization of goodwill as a result of the implementation of SFAS 142, net of additional depreciation and amortization expense arising from additions in property and equipment and capitalized software. Included in 2001 was amortization of goodwill of $644,000 and none for 2002.

As a result of the foregoing, the Company had an operating loss of $2.34 million in 2002 as compared to an operating loss of $4.47 million in 2001. The operating loss in 2002 included an operating loss of $460,000 from the Company's newly formed joint venture, Teletrax and advisory charges of $1.30 million. The operating loss in 2001 included loss on sale of a subsidiary of $496,000, restructuring charges of $420,000 and advisory charges of $333,000.

Income tax benefit was calculated using Medialink's effective tax rates of 40%, net of losses from Teletrax, a newly formed joint venture and certain minimum state taxes based on capital. Due to the limited historical results of Teletrax and the uncertainty of the recoverability of its tax loss carryforward, no benefit was assumed.

The Company had a net loss of $1.93 million in 2002 as compared to a net loss of $2.71 million in 2001. The Company had a loss per share of $0.33 and $0.47, respectively, in 2002 and 2001.


Three months ended September 30, 2002 compared to Three months ended September, 2001

Revenues increased by $974,000, or 9.4%, from $10.40 million for the three months ended September 30, 2001 (the "2001 Quarter") to $11.38 million for the three months ended September 30, 2002 (the "2002 Quarter"). Revenue from the Company's Media Communications Services increased by $855,000, or 10.4%, and the Company's Research Communication Services revenue increased by $120,000, or 5.6%. During the 2001 Quarter, revenue from Media Communications Services products decreased significantly as a result of the broadcast news coverage of the September 11th attack and the related events.

Direct costs decreased by $316,000, or 7.9%, from $3.98 million in the 2001 Quarter to $3.66 million in the 2002 Quarter. The Company's gross profit percentage was 68% and 62% in the 2002 Quarter and the 2001 Quarter, respectively. The increase in the gross profit percentage was substantially the result of cancelled Media Communication Services projects during the 2001 Quarter, resulting from the events of September 11th, while the Company continued to incur direct costs on these projects. Additionally, as the Company experienced the effects of a difficult economic environment it made adjustments to its direct cost structure, including renegotiating vendor rates and improving the efficiency of its operating processes.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Selling, general and administrative expenses ("S, G & A") decreased by $550,000, or 7.2%, from $7.67 million in the 2001 Quarter to $7.16 million in the 2002 Quarter. The decrease in S, G & A includes decreases in payroll and payroll-related costs of approximately $425,000. In reaction to the difficult economic environment and the effects of September 11, 2001, the Company reduced its headcount in the 4th Quarter of 2001 and produced other S, G & A savings. Offsetting these cost reductions, the Company's newly formed subsidiary, Teletrax, incurred $251,000 of S, G & A during 2002.

Depreciation and amortization expense decreased by $485,000, or 52.0%, from $933,000 in the 2001 Quarter to $448,000 in the 2002 Quarter. The decrease was due to the elimination of amortization of goodwill as a result of the implementation of SFAS 142. Included in the 2001 Quarter was amortization of goodwill of $215,000 and none for the 2002 Quarter. Additionally, the Company's customer list, acquired in conjunction with the acquisition of The Corporate Television Group, was fully amortized in the 2002 Quarter, resulting in a decrease in amortization of $200,000 between the 2002 and 2001 Quarters.

As a result of the foregoing, the Company had an operating loss of $1.25 million in the 2002 Quarter as compared to an operating loss of $2.91 million in the 2001 Quarter. The operating loss in 2002 included an operating loss of $237,000 from the Company's newly formed joint venture, Teletrax.

Provision for income taxes was calculated using Medialink's effective tax rates of 39%, net of losses from Teletrax, a newly formed joint venture, and certain minimum state taxes based on capital.

The Company had a net loss of $992,000 in the 2002 Quarter as compared to a net loss of $1.77 million in the 2001 Quarter. In 2002 the Company had a loss per share of $0.17 compared to a loss per share of $0.30 in 2001.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

Medialink has financed its operations primarily through cash generated from operations and its line of credit facility. Net cash provided by operating activities amounted to $1.64 million for the nine month period ended September 30, 2002, while net cash used by operating activities for the comparable period in 2001 was $455,000. Capital expenditures which are primarily incurred to support the Company's sales and operations were $780,000 in 2002 compared to $2.27 million in 2001. Included in 2001 is approximately $1.00 million related to the expansion of the Company's corporate headquarters and its new broadcast studio. Medialink has no capital expenditure plans for the remainder of 2002 other than in the ordinary course of business. Cash flows related to earn out payments on the Company's various acquisitions amounted to $225,000 in both periods.

On April 8, 2002, TTX Limited ("Teletrax"), a subsidiary of the Company, entered into a Technology License Agreement with Koninklijke Philips Electronics N.V. ("Philips") for the use of Philips' WaterCast technology. Medialink, which owns 76% of Teletrax, has agreed to advance to Teletrax, in the form of a loan, up to a total of $1.761 million through July 8, 2003 for working capital purposes. Through September 30, 2002 the Company has advanced Teletrax $816,000. The minority shareholder has no future funding obligations and, accordingly, for the nine months ended September 30, 2002 the Company has recorded 100% of the loss from this subsidiary.

In August 2001 the Company received an unsolicited takeover bid from United Business Media plc to purchase all of its issued and outstanding common shares. In connection with this unsolicited offer the Company retained a financial advisor to assist the Company in analyzing and considering the unsolicited offer and the various strategic opportunities available to the Company to maximize shareholder value. The terms of the agreement provided that the Company pay the financial advisor between $2,000,000 and $2,500,000 by August 20, 2002. In August 2002 the agreement was amended to decrease the total fees to $1.60 million plus expenses. In accordance with the terms of the amended agreement, as of September 30, 2002, $800,000 has been paid with the remaining balance due, totaling $800,000 included in accounts payable. The remaining balance is due as follows, $400,000 in December 2002 and $400,000 in April 2003.

As of September 30, 2002 Medialink had $5.22 million in cash and cash equivalents as compared to $4.68 million as of December 31, 2001. In addition, the Company had a balance due under its line of credit facility of $6.47 million and $6.27 million at September 30, 2002 and December 31, 2001, respectively. In April 2002 the Company amended its existing loan agreement to allow for borrowings of up to $7.50 million and extending the due date to January 1, 2003, subject to annual renewal thereafter with the lender's consent. Covenants under the line of credit agreement require the Company to meet certain financial ratios, including minimum tangible net worth and minimum earnings before interest, taxes, depreciation, amortization and other charges, as defined in the agreement. Management believes the Company is currently in compliance with the covenant under the line of credit agreement.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

As of September 30, 2002 long-term debt was $59,000 compared to $100,000 at December 31, 2001.

The Company believes that it has sufficient capital resources, including cash flow from operations to fund its net cash needs for at least the next twelve months.


RISK FACTORS

Major News Events
Events which dominate news broadcasts, such as the events of September 11th, may cause the Company's clients to delay or not use the Company's services for a particular project as such clients may determine that their messages may not receive adequate attention in light of the coverage of other new events. Such circumstances could have a material adverse effect on the Company's business, operating results and financial condition.

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

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

New Services
The Company must develop new services to remain competitive, maintain or grow market share and to operate in new markets. There can be no assurance that the Company will be successful in developing new services, or that those new services will meet customer needs. As a result of the expenses incurred in developing new services and the potential inability of the Company to market these services successfully, the Company's operating results may be negatively affected.

Provisions of Our Charter Documents May Have Anti-takeover Effects that Could Prevent a Change in Control Even if the Change in Control Would be Beneficial to our Stockholders Provisions of our amended and restated certificate of incorporation, by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

Line of credit
The Company has a balance due under its line of credit of $6.47 million with a due date of January 1, 2003, subject to annual renewal thereafter with the lender's consent. Covenants under the line of credit agreement require the Company to meet certain financial ratios, including minimum tangible net worth and minimum earnings before depreciation, amortization, interest and other charges, as defined in the agreement.

While management believes the Company is currently in compliance with the covenants under the line of credit agreement, there can be no assurance that the lender will renew the line. In that event, the Company may be required to raise additional funds in order to repay the outstanding balance under the line of credit and there can be no assurance that, if required, the Company would be able to raise such funds on favorable terms, if at all.

Other Risk Factors
Other risk factors include our recent history of losses, our ability to achieve or maintain profitability, effectiveness of our cost reduction programs, our ability to develop new services and market acceptance of such services, such as Teletrax, our ability to develop new products and services that keep pace with technology, our ability to develop and maintain successful relationships with critical vendors, the potential negative effects of our international operations on the Company. In addition, future acquisitions or divestitures and, the absence of long term contracts with customers and vendors may adversly effect our operations and have an adverse effect on pricing, revenues, gross margins and our customer base.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as significant to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2001.

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

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Item 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer, principal accounting officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer, principal accounting officer and principal financial officer concluded that our disclosure controls and procedures, as of the date of the evaluation, are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in those controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

                  (b)Report on Form 8-K:
                                    None

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

                  MEDIALINK WORLDWIDE INCORPORATED




                  By:  /s/ Laurence Moskowitz
                       ---------------------------------
                           Laurence Moskowitz,
                  Chairman of the Board, Chief Executive Officer and President

                  By:  /s/ J. Graeme McWhirter
                       ---------------------------------
                           J. Graeme McWhirter
                           Executive Vice President, Assistant Secretary, Chief Financial Officer and Director


Dated: November 14, 2002

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

CERTIFICATION

I, Laurence Moskowitz, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Medialink Worldwide Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



 /s/ Laurence Moskowitz
------------------------------
Name: Laurence Moskowitz
Title: Chief Executive Officer

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

CERTIFICATION

I, J. Graeme McWhirter, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Medialink Worldwide Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



 /s/ J. Graeme McWhirter
------------------------------
Name: J. Graeme McWhirter
Title: Chief Financial Officer