Form 10-K
period 2002-12-31
MEDIALINK WORLDWIDE INC
filed 2003-03-31
CIK 812890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                         Commission File Number 0-21989

                        Medialink Worldwide Incorporated
                        --------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                          52-1481284
   (State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

                 708 Third Avenue, New York, New York     10017
                 ------------------------------------     -----
               (Address of principal executive offices) (Zip Code)
                                 (212) 682-8300
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                 Name of each exchange on which registered
  -------------------                 -----------------------------------------
Common Stock-$.01 par value               National Market System of NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes       No X
                                       ---     ---

The aggregate market value of the voting stock held by non-affiliates of the registrant amounted to $13,168,316 as of the last business day of the registrant's most recently completed second quarter.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on March 28, 2003: Common Stock - 5,993,671.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's notice of Annual Meeting of Stockholders, to be held on June 5, 2003, and proxy statement to be filed pursuant to Regulation 14A within 120 days after the Registrant's fiscal year ended December 31, 2002 are incorporated by reference in Part II, Item 5 and Part III of this report.

FORWARD LOOKING STATEMENTS

With the exception of the historical information contained in this Form 10-K, the matters described herein contain certain "forward-looking statements" that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Form 10-K are not promises or guarantees and are subject to risks and uncertainties that could cause our actual results to differ materially from those anticipated. These statements are based on management's current expectations and are naturally subject to uncertainty and changes in circumstances. We caution you not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Actual results may vary materially from those expressed or implied by the statements herein. Such statements may relate, among other things, to our ability to respond to economic changes and improve operational efficiency, the benefits of our products to be realized by our customers, or our plans, objectives, and expected financial and operating results. Forward-looking statements may also include, without limitation, any statement relating to future events, conditions or circumstances or using words such as: will, believe, anticipate, expect, could, may, estimate, project, plan, predict, intend or similar expressions that involve risk or uncertainty. These risks and uncertainties include, among other things, our recent history of losses; our ability to achieve or maintain profitability; worldwide economic weakness; geopolitical conditions and continued threats of terrorism; effectiveness of our cost reduction programs; our ability to develop new services and market acceptance of such services, such as Teletrax; the volume and importance of breaking news which can have the effect of crowding out the content we produce and deliver to broadcast outlets on behalf of our clients; our ability to develop new products and services that keep pace with technology; our ability to develop and maintain successful relationships with critical vendors; the potential negative effects of our international operations on the Company; future acquisitions or divestitures may adversely affect our operations and financial results; the absence of long term contract with customers and vendors; and increased competition may have an adverse effect on pricing, revenues, gross margins and our customer base. More detailed information about these risk factors is set forth in filings by Medialink Worldwide Incorporated with the Securities and Exchange Commission, including the Company's registration statement, most recent quarterly report on Form 10-Q, and other publicly available information regarding the Company. Medialink Worldwide Incorporated is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS.

GENERAL

Medialink Worldwide Incorporated ("Medialink"), a global leader in corporate media communications services, is based in New York, with offices in 10 cities worldwide including an international base in London. Medialink's mission is to link its clients, professional communicators, to the media in order to communicate the client's message to targeted or mass audiences worldwide. The Company uniquely blends its creative and production expertise with established news media credibility, proprietary databases, an electronic distribution infrastructure and the first truly global electronic video tracking solution to provide its clients with the ability to create, distribute and measure their communications. Medialink is a publicly traded company (Nasdaq: MDLK).

Typical client communication needs include brand awareness, new product launches, regulatory actions, mergers and acquisitions, crisis communications, and other major corporate events. For example, on behalf of Allergan, Inc., news footage of the FDA approval of Botox(R) covered by television stations nationwide included video produced and distributed by Medialink. As part of a promotional campaign, when The Indiana Heart Hospital, called the "Hospital of the Future," opened its doors, Medialink scheduled and produced live interviews between hospital administrators and major market television stations, positioning it as the most advanced all-digital heart facility in the country. Morgan Stanley employs Medialink's guaranteed radio service as a means to educate listeners regarding personal finance issues on a weekly basis. Organizations and government agencies, such as the American Bar Association and the U.S. Department of Energy, commonly turn to Medialink's U.S. Newswire division to provide distribution of press releases and related materials to the news media.

Medialink is not an advertising agency in that it does not purchase time and space in the media. It is not a public relations firm as it does not develop the essential strategy of client communications. But it is the counselor of expertise in the visual and aural media, the conduit that conveys messages to the media and the monitor that assesses the reach and impact of the messages on these audiences.

Medialink offers corporations and organizations full service solutions that combine the artistry to create, the scientific capability to distribute and the passion to deliver results. Offering customized communications solutions designed for the unique needs of its more than 3,000 clients, Medialink is the industry leader. Medialink specializes in working with clients to create communications programs designed to reach audiences primarily through its unique links to the media. On behalf of its clients, Medialink creates and distributes news to broadcast, print and online newsrooms around the world, for their free and unrestricted use. Unlike its competitors, Medialink combines this content production and distribution expertise with complete qualitative and quantitative communications monitoring, research and analysis services.

By leveraging relationships with news organizations, such as The Associated Press, ABC Networks, CBS Newspath, and Fox NewsEdge, Medialink can quickly alert and disseminate clients' news to every major newsroom in the U.S. Similarly, international distribution relationships enable Medialink to reach virtually any audience, in any country, on any news medium. Medialink reaches audiences worldwide via media as diverse as CNN, ABC, BBC, Germany's SAT1, Bloomberg Radio, The New York Times, The Washington Post and thousands of online news sites. The Company's success is apparent in its rich and diverse client base, which includes AT&T, British Airways, Dell, DIAGEO, Disney, Ford, GE Financial, General Motors, IBM, Intel, Jaguar, Miramax, NASDAQ, National Association of Realtors, Novartis, Pearson, Pfizer, Altria Group (formerly Philip Morris Companies Inc.), Siemens, Sony, and Xerox Corporation. Clients also include virtually every major PR firm in the US and the UK.

During 2002, the Company launched Teletrax(TM), the broadcast industry's first global electronic video watermarking and tracking solution. Medialink currently uses the Teletrax system to track and monitor the worldwide usage of video distributed by the Company. Since its launch, Reuters Television and NBC News Channel have entered in to multi-year agreements to utilize this unique content asset management tool to track and monitor the usage of their video content. Teletrax offers Medialink new revenue streams outside of its core broadcast services, such as copyright management, advertising proof-of-performance, sponsorship evaluation, verification of airings for network and syndicated programming, and intellectual property rights management. Teletrax, exclusively offers this service and is 76% owned by Medialink.

STRATEGY

From its inception, the Company has been at the vanguard as public relations has evolved from being print-focused to embracing video, audio and the Internet. Medialink's strategy is to enable its clients to effectively and efficiently communicate news to audiences through all mediums. The Company achieves this by:
(i) creating and producing compelling content; (ii) distributing content through the Company's unmatched infrastructure; (iii) monitoring distribution effectiveness and providing analytical feedback; and (iv) providing customized research to gauge the effectiveness of clients' communications efforts.
The Company believes it is the market share leader in each of its primary service offerings. Medialink has identified several avenues that should further support the Company's growth, including: (i) leveraging client relationships through cross-marketing; (ii) developing new products and services; and (iii) broadening the sales force and client base.

OPERATIONAL OVERVIEW

Medialink offers its comprehensive range of services through the following divisions:

Media Communications Services

    Broadcast Services Group ("BSG")--Through BSG, the Company provides its content creation, production, distribution and electronic broadcast monitoring services. BSG's principal products and services include video news releases, live event broadcasts (including satellite media tours, videoconferences and webcasting), audio news releases and radio media tours, in formats that are suitable for all broadcast news media. BSG distributes its clients' news stories directly to targeted television and radio, through its comprehensive distribution platform, and on-line media outlets worldwide, through Newstream.com, its joint venture with Business Wire. BSG also monitors and statistically analyzes the extent to which content is aired, thereby providing valuable feedback to the client. BSG utilizes a variety of methods to track and monitor video usage, including its exclusive offering of Teletrax, providing it with the only truly global electronic video tracking solution.

    U.S. Newswire ("USN")--USN is the leading press release wire service for domestic governmental, public affairs and non-profit organization news sources. Its clients rely on it to provide immediate and simultaneous electronic distribution of their news releases, media advisories and press statements to the media and on-line services worldwide. The division distributes news releases via a direct wire service feed, as well as through, e-mail, satellite, the Internet and broadcast fax. USN also provides still photography services.

Media Research Services

    Delahaye Medialink--This division is a global leader in providing communications/media research and analysis. Delahaye combines qualitative and quantitative research techniques, proprietary technologies and its own media and communications expertise to help companies and other organizations plan and evaluate their internal and external communications programs. Using data compiled from a variety of sources, including electronic monitoring and press clipping services, the division employs sophisticated statistical analyses to measure the quality and quantity of the client's print, broadcast and Internet news coverage. Delahaye also offers interpretive analyses that can provide: (i) an overall appraisal of the efficiency and impact of a client's communications efforts; (ii) a comparison of the client's news coverage with that of its competitors; and (iii) a gauge of the client's return on investment for its communications programs.

Video Watermarking Services

    Teletrax --Teletrax is the broadcast industry's first global electronic video watermarking and tracking solution. Using Teletrax, owners of video content - the motion picture industry, news organizations, advertising agencies, and program syndicators to name a few - "embed" an invisible digital watermark into their material whenever it is edited, broadcast or duplicated. A global network of decoders, or "detectors," then captures every broadcast incident of the embedded video whether via satellite, cable or terrestrially. The Teletrax service then generates tracking reports for the original content owners. The system provides proof of performance reports and alerts copyright owners instantly to any violations, even down to single second clips. As a key asset management tool for content owners seeking to protect and leverage their video property, Teletrax will help drive the financial performance of its clients, enabling them to efficiently and effectively leverage their video content. Teletrax is built upon Medialink's extensive monitoring network and technology developed by Royal Philips Electronics.


SERVICE OFFERING

Medialink offers clients a unique combination of creative content production, global media distribution, research and analysis and video watermarking, which enables clients to communicate their news efficiently and effectively. Through its BSG division, the Company provides a complete range of customized production and distribution services to corporations and other organizations to help them build public recognition, launch new products, manage crisis situations and meet other communications objectives. Utilizing its electronic monitoring capabilities, BSG also measures distribution reach and evaluates results. Through Delahaye's research and analysis, Medialink helps companies evaluate their media communications programs and public image. Through USN, the Company provides news release distribution for governmental, public affairs and non-profit organizations. Through Teletrax, Medialink offers the only truly global video tracking solution available to the broadcast, advertising and entertainment industries. Medialink's ability to offer the comprehensive services that its clients demand makes it the partner of choice for leading corporations, organizations and PR firms worldwide.

-----------------------------------------------------------------------------------------------------------------------------------
                                     MEDIALINK WORLDWIDE INCORPORATED SERVICE OFFERINGS
....................................... .............................. ............................ ................................
    Production and Live Broadcast              Distribution                    Internet                Research/Analysis
....................................... .............................. ............................ ................................
o      Video and Audio News            o    Video and Audio           o        Cyber Media Tours   o        Competitive
       Release Production:                  News Release                                                    Analysis
               Domestic                     Distribution and
              International                 Monitoring:
                                                  Domestic
                                                  International
....................................... .............................. ............................ ................................
o      Live Broadcasts:                o    Press Release             o        Webcasting          o        News Coverage
           Satellite Media Tours            Distribution                                                    Analysis
            Radio Media Tours
           Special Event
            Broadcasts
           Video Conferences
           Audio Conferences
....................................... .............................. ............................ ................................
o      Electronic Press Kits           o    Still Photography &       o        Web Releases        o        Campaign
                                            Digital Distribution                                            Effectiveness
....................................... .............................. ............................ ................................
o      Public                                                         o        Newstream.com       o        Performance
       Service                                                                                              Benchmarking
       Announcements
....................................... .............................. ............................ ................................
o      Corporate Videos                                               o        WirePix             o        Syndicated
                                                                               Distribution                 Research Studies
....................................... .............................. ............................ ................................
                                                                                                   o        Media Audits
....................................... .............................. ............................ ................................
                                                                                                   o        Strategic
                                                                                                            Communications
                                                                                                            Consulting and Crisis
-----------------------------------------------------------------------------------------------------------------------------------


CLIENTS

The Company provides its services to more than 3,000 clients. The Company's clients include corporations such as AT&T, General Motors, IBM, Johnson & Johnson, Dell Computer, Intel, Disney, British Airways, Pfizer Pharmaceuticals, Altria Group, Kraft Foods, Miller Brewing, adidas, Bayer, BP, DIAGEO, DTI, Ford Motor Company, GE Financial, Jaguar, Miramax, Nasdaq, Pearson, Ericsson, Sony and Novartis; organizations such as the American Association of Retired Persons, National Association of Realtors and the AFL-CIO; and the world's largest marketing communications firms such as Burson-Marsteller, Hill & Knowlton, Ketchum Communications, Edelman Public Relations Worldwide and Weber Shandwick Worldwide.

DISTRIBUTION AGREEMENTS

The Company has long-standing distribution alliances and powerful relationships with major news organizations that provide clients unparalleled access to newsroom decision-makers. Through an agreement with the Associated Press for the use of its AP Express newswire, Medialink can quickly alert more than 700 television and 400 radio newsrooms to clients' impending video and audio news. The Company's strong relationships with ABC, CBS and

FOX, among others, provide it access to their network affiliates through their dedicated and highly cost-effective satellite news feeds. Medialink continues to expand its distribution infrastructure through strategic distribution agreements with high-profile media companies such as AOL Time Warner and Yahoo!. Through its Newstream.com joint venture, the Company has developed a delivery mechanism for multi-media content to more than 10,000 on-line newsrooms. Due to the Company's extensive usage of both satellite distribution and electronic broadcast monitoring services, the Company is able to obtain preferential pricing from its key suppliers. Medialink's extensive relationships and its reputation as a producer of newsworthy, broadcast-quality content ensure that clients' video and audio news productions capture the attention of newsroom decision-makers and thus their intended audiences.


BACKGROUND

The Company began offering production - in addition to distribution - of video news releases in 1994 and has since developed a full range of video, audio, Internet, still photography and print services which it now provides on a global basis. Medialink enables its clients to reach more than 11,000 newsrooms at television and radio networks, local stations, cable channels, direct broadcast satellite systems, as well as more than 10,000 online multimedia newsrooms.

The Company's expanded service offerings have evolved from its core business - the satellite distribution of video news releases ("VNR") and the electronic monitoring of their broadcasts on television. A VNR is a television news story that communicates an entity's public relations or corporate message. It is paid for by the corporation or organization seeking to announce news and is delivered without charge to the media. Ultimately, a VNR is the television equivalent of a printed press release, transforming the printed word into the sound and pictures television newsrooms can use in programming. Produced in broadcast news style, VNRs relay the news of a product launch, medical discovery, corporate merger event, timely feature or breaking news directly to television news decision-makers who may use the video and audio material in full or edited form. Most major television stations in the world now use VNRs, some on a regular basis. The Company offers VNR and Audio News Release ("ANR") production services worldwide. Working closely with clients, Medialink's team of highly experienced broadcast and network radio professionals instantly translates clients' messages into effective video or audio news stories. All aspects of production, including scripting, editing, narration and sound bites of the news story are custom-built and designed to reach specifically targeted audiences.

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

The acceptance of digital audio and video media is driving the next Internet evolution. Companies are seeking to leverage the Internet by creating content-rich Web destinations while controlling costs. In 1999, Medialink created Newstream.com, a joint venture with Business

Wire, a leading distributor of text-based press releases. Newstream.com delivers multimedia assets to more than 10,000 online news and information Web sites that increasingly need streaming video, audio, presentations, and graphics to be competitive. During its third year of operations, Newstream.com continued to experience growth. Newstream.com's overall membership - including journalists, professional communicators, financial analysts and members of the general public
- stands at more than 65,000. The number of registered journalist stood at more than 16,000 as of December 2002. More than 12,000 professional communicators and more than 3,500 financial analysts utilized Newstream.com in 2002. Registration among the general public was up 41% from 23,266 in January of 2002 to 32,768 in December 2002.

As webcasting continues to gain momentum throughout the communications industry, Medialink has expanded the capabilities of its webcasting services. Medialink provides production, distribution and tracking of live events on the Web. In tandem with traditional satellite videoconferences or as Web-only events, these webcasts link companies to their clients, consumers, shareholders, employees or other crucial audiences live. Medialink also provides creative counseling to help clients design special web pages and to promote their activities effectively. The Company has produced webcasts ranging from product launches and press conferences to merger announcements and internal seminars for a number of clients, including Dell Computer Corporation, Boeing, Pearson, Diageo, Kellogg Company, Ford Motor Company, Bell Atlantic, Datek, Radio Shack, Ford Motor Company and Toyota.

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

In late 1999, the Company acquired U.S. Newswire LLC. U.S. Newswire, founded in 1986, is a leader in providing satellite wire service, Internet and online distribution of full-text and multimedia news for government and public policy news sources to news media and online services - locally, nationally and worldwide. Clients include Cabinet agencies and the majority of political campaigns, advocacy groups, trade associations, "think tanks", public affairs firms and other similar organizations.

The Company continues to diversify its service offerings, and in 1999, the Company accelerated development of its research group by acquiring the Delahaye Group, a leading public relations and media analysis firm. During 2000, the Company successfully integrated it with its own research operations. The new research team has emerged as a leader in helping corporations and organizations around the world communicate more efficiently and effectively. By providing media monitoring, analysis, and public relations research, Medialink helps corporations determine return on investment from their communications efforts. Contributing to the group's growth were the Company's previous investments in Infotrend and NewsIQ, both proprietary media tracking tools enabling Delahaye to process thousands of pieces of news and provide clients with analytics relating to the client's overall communications program.

In 2001, the Company introduced the Media Reputation Index (MRi). The MRi assesses the media's impact on corporate reputation, providing the basis for understanding and improving a company's perception as covered by the news media. The index benchmarks the 100 largest US-based companies including Exxon Mobil Corporation, General Motors Corporation, Ford Motor Company and Wal-Mart Stores, Inc., tracking and evaluating each company's media coverage over time and versus all 100 companies.

In 2002, the Company launched Teletrax, providing Medialink with a unique selling proposition complementary to its core broadcast service business by offering a content management tool with the distinctive ability to track video content whenever and wherever it is broadcast. Teletrax is expected to unlock new revenue streams for Medialink outside of its traditional business. Teletrax fulfills the needs of a variety of industries, including Advertising, Sports, Music, Film and Television Syndication. The network of detectors currently monitors more than 250 television stations in 30 countries, including in the top-30 markets in the U.S.


EMPLOYEES

As of December 31, 2002, the Company had approximately 288 employees including 196 in client services, 58 in sales and marketing and 34 in corporate and administration. Included in corporate and administration were executives totaling 8. None of the Company's employees is represented by a labor union. Management believes that its employee relations are good. The Company also engages on a part-time, project-by-project basis, independent production crews at various locations worldwide. These crews have the skills, training and experience which the Company requires for its production services.

The Company, a Delaware corporation, was incorporated in 1986. Medialink's Web site is http://www.medialink.com. The Company makes available free of charge, on or through its Web site, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission ("SEC"). Such reports are also available on the SEC's website, http://www.sec.gov.

ITEM 2.           PROPERTIES.

As of December 31, 2002, the Company's properties are all leased as follows:

         Location                            Gross Square Footage
         --------                            --------------------
         New York                                   39,368
         Boston                                      1,655
         Chicago                                     1,317
         Dallas                                      1,596
         Washington, DC                              7,043
         San Francisco                               1,401
         Los Angeles                                 4,047
         Norwalk, CT                                24,690
         Portsmouth, NH                             11,055
         London                                     10,896

ITEM 3.           LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceedings.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS.

The Company's common stock is traded on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol MDLK. The following table sets forth the high and low closing sales prices per share of the Company's common stock on the NASDAQ National Market System for the periods indicated:

                 Quarter Ended                              Low           High
                 -------------                              ---           ----

         Quarter ended March 31, 2002                       2.50          3.44
         Quarter ended June 30, 2002                        2.62          4.30
         Quarter ended September 30, 2002                   3.18          3.99
         Quarter ended December 31, 2002                    2.89          3.83

         Quarter ended March 31, 2001                       2.75          5.63
         Quarter ended June 30, 2001                        2.49          4.29
         Quarter ended September 30, 2001                   3.07          4.93
         Quarter ended December 31, 2001                    2.20          3.95


As of December 31, 2002, there were approximately 1,800 holders of record of the Company's common stock.

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

Equity Compensation Plan Information

Information regarding the Company's equity compensation plans is set forth in the section entitled "Executive Compensation - Equity Compensation Plan Information" in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed within 120 days after Registrant's fiscal year end of December 31, 2002, which information is incorporated herein by reference.

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

                                                                              For the Years Ended December 31,
                                                               2002              2001          2000          1999           1998
                                                               ----              ----          ----          ----           ----
                                                                            (In thousands, except per share data)
Operating Data:

Revenues                                                      $47,365          $48,420      $ 56,474      $ 44,614        $43,511
Gross profit                                                   31,629           30,722        35,958        29,277         27,584
Selling, general and administrative expenses (a)               31,795           34,275        31,426        25,924         23,375
Loss from joint venture                                           350              728         1,079           234              -
Earnings before interest, taxes,
  depreciation and amortization (a)                             2,089             (708)        6,346         5,483          6,112
Operating income (loss)                                        (1,817)          (6,216)        3,453         3,119          4,209
Income (loss) before provision for
   income taxes                                                (2,015)          (6,348)        3,532         3,339          4,548
Net income (loss)                                              (1,869)          (3,773)        2,057         1,992          2,335
Pro forma earnings (loss) per share (b)                       $ (0.19)         $ (0.46)     $   0.35      $   0.34        $  0.39
Earnings (loss) per share                                     $ (0.32)         $ (0.65)     $   0.35      $   0.34        $  0.39

Balance Sheet Data:

Working capital                                               $ 4,091          $ 6,085      $ 10,644      $ 11,117        $13,943
Assets                                                         41,082           40,813        42,028        36,982         33,293
Long-term debt, net                                                 -               95           157           233            779
Stockholders' equity                                          $27,204          $29,046      $ 32,570      $ 29,887        $26,340

(a) 2002 selling, general and administrative expenses ("S, G & A") and earnings before interest, taxes, depreciation and amortization ("EBITDA") exclude advisory charges of $1.30 million. 2001 S, G & A and EBITDA exclude restructuring, loss on sale of subsidiary and advisory charges of $634, $496, and $805, respectively.

(b) Pro forma earnings per share is defined as earnings per share excluding restructuring, loss on sale of subsidiary and advisory charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


Fiscal Year 2002 as Compared to Fiscal Year 2001

Revenues decreased by $1.06 million, or 2.2%, from $48.42 million in 2001 to $47.36 million in 2002. Beginning in 2002, the Company had elected to change its previous revenue breakout from four classifications (Distribution, Productions and Live Broadcast, Internet Services, and Research and Other) to two classifications (Media Communications Services and Media Research Services), better reflecting the actual services the Company provides. Revenue from the Company's Media Communications Services decreased by $256,000, and the Company's Research Communication Services revenue decreased by $799,000. During 2002 the Company continued to be challenged by a difficult economic environment, which had an adverse effect on the Company's clients' spending and communication budgets, resulting in the decrease in revenue as compared to 2001. Third party statistics, including various public relations trade magazines, indicate that the overall industry declines in revenue were greater than what the Company experienced.

Direct costs decreased by $1.96 million, or 11.1%, from $17.70 million in 2001 to $15.74 million in 2002. The decrease in direct costs is the result of lower revenues and increased profit margins in 2002 as compared to 2001. Direct costs as a percentage of revenue were 33.2% and 36.6%, respectively, in 2002 and 2001. In spite of the difficult economic environment, the Company was able to improve its gross profit margin. The increase in the gross profit margin was attributable to a favorable product mix during 2002 and operating efficiencies implemented during 2002.

Selling, general and administrative ("S, G & A") expenses decreased by $1.51 million or 4.9%, from $30.70 million in 2001 to $29.19 million in 2002. Included in the decrease in S, G & A is a decrease in payroll and related costs of approximately $730,000. In reaction to the difficult economic environment and the effects of September 11, 2001, the Company reduced its headcount in the 4th Quarter of 2001 and produced other S, G & A savings, including, but not limited to, advertising and marketing, travel and entertainment and office costs. Offsetting these cost reductions, Teletrax, the Company's subsidiary formed in 2002, incurred $912,000 of S, G & A during 2002.

During 2001 the Company sold a component of its UK photography business and as a result incurred a loss from the sale of a subsidiary of $496,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During 2001 the Company combined its U.S. and international broadcast services into a Global Broadcast Services unit. The corporate reorganization is designed to accelerate the growth of its broadcast services business. The Company incurred a charge of $420,000 as a result of the restructuring. Additionally, in September 2001 the Company reduced its staff in the UK and US incurring a restructuring charge of $214,000.

In August 2001 the Company received an unsolicited takeover bid by United Business Media plc to purchase all of its issued and outstanding common shares. In connection with this unsolicited offer the Company incurred legal and financial advisory expenses of approximately $1.30 million and $805,000, for 2002 and 2001, respectively. The unsolicited offer is no longer active and the Company does not anticipate incurring any additional costs.

Depreciation and amortization expense decreased by $966,000, or 27%, from $3.57 million in 2001 to $2.61 million in 2002. The decrease was due primarily to the elimination of amortization of goodwill as a result of the implementation of SFAS 142, net of additional depreciation and amortization expense arising from additions in property and equipment and capitalized software. Included in 2001 was amortization of goodwill of $875,000 and none for 2002. Additionally, amortization on the Company's customer list, acquired in connection with the acquisition of Corporate Television Group, which became fully amortized during the 2nd Quarter of 2002, decreased $367,000 from $800,000 in 2001 to $433,000 in
2002.

As a result of the foregoing, the Company experienced an operating loss of $1.82 million in 2002 as compared to operating loss of $6.22 million in 2001. The operating loss in 2002 included advisory charges of $1.30 million and an operating loss of $875,000 from the Company's newly formed 76% owned subsidiary, Teletrax. The minority shareholder of Teletrax has no future funding obligations and, accordingly, the Company has recorded 100% of the loss from this subsidiary. The operating loss in 2001 included loss on sale of a subsidiary of $496,000, restructuring charges of $634,000 and advisory charges of $805,000.

Interest expense increased by $6,000 from $273,000 in 2001 to $279,000 in 2002. The increase was due to the Company's increased borrowings on its line of credit during 2002 as compared to 2001, net of reduced interest rates during 2002.

Income tax expense (benefit) was calculated using Medialink's effective tax rates of 41% in both 2002 and 2001. In 2002 the Company was also subject to minimum state and local taxes and taxes on capital. Additionally, as a result of the limited historical results of Teletrax, the Company's newly formed 76% foreign subsidiary, and management's limited ability to project Teletrax's future results, the Company has recorded a valuation allowance of $252,000 related to the foreign deferred tax asset generated by Teletrax's loss.

Including loss from joint venture and advisory charges the Company had a net loss of $1.87 million in 2002 as compared to a net loss of $3.77 million in 2001, which included a loss from joint venture, loss from sale of subsidiary, advisory charges and restructuring charges. The net loss in 2002 included a loss of $886,000 from the Company's newly formed 76% owned subsidiary, Teletrax. The minority shareholder has no future funding obligations and, accordingly, the Company has recorded 100% of the loss from this subsidiary. In 2002 the Company had basic loss per share of $0.32 compared to basic loss per share of $0.65 in 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Fiscal Year 2001 as Compared to Fiscal Year 2000

Revenues decreased by $8.05 million, or 14%, from $56.47 million in 2000 to $48.42 million in 2001. Revenue from the Company's Media Communications Services decreased by $7.99 million, and the Company's Research Communication Services revenue decreased by $59,000. The decrease in revenue from Media Communication Services includes a decrease in revenue related to Internet services of $4.91 million which mirrored the downward trend in the new media sector experienced throughout 2001. During the first nine months of 2001 the Company was challenged by a difficult economic environment, resulting in lower than anticipated revenue. As a result of the September 11th tragedy, revenues from the Company's distribution services were significantly affected. Through the first two quarters of 2001 revenue had decreased by $3.92 million, or 13.8%, as compared to the prior year resulting from the weakening of the economy and the decrease in revenue from Internet services. Revenue in the 3rd Quarter of 2001 had decreased by 25% as compared to the 3rd Quarter of 2000 resulting primarily from the events of September 11th and the continued weak economy. Revenue in the 4th Quarter of 2001 had decreased 21% as compared to the 4th Quarter of 2000 resulting from the aftermath of September 11th and related war on terrorism and the continued weak economy.

Direct costs decreased by $2.82 million, or 14%, from $20.52 million in 2000 to $17.70 million in 2001. Direct costs as a percentage of revenue were 36.6% and 36.3%, respectively, in 2001 and 2000. In spite of the difficult economic environment, the Company was able to maintain its gross profit margin.

Selling, general and administrative ("S, G & A") expenses increased by $2.17 million or 8%, from $28.53 million in 2000 to $30.70 million in 2001. Included in the increase in S, G & A is an increase in payroll and related costs of approximately $1.11 million. Also included in the increase in S, G & A is approximately $779,000 in rent resulting from, among other things, the expansion of the Company's corporate headquarters in New York which now includes a new state-of-the-art production and broadcast television studio that officially opened in April 2001. The Company believes that the studio will provide additional revenue streams as well as reduce its costs of production and distribution services.

As the Company experienced a slow-down in demand resulting from the economic downturn during 2001, it made adjustments during the first and third quarter of 2001 in its personnel and other S, G & A expenditures.

During 2001 the Company sold a component of its UK photography business and as a result incurred a loss from the sale of a subsidiary of $496,000.

During 2001 the Company combined its U.S. and international broadcast services into a Global Broadcast Services unit. The corporate reorganization is designed to accelerate the growth of its broadcast services business. The Company incurred a charge of $420,000 as a result of the restructuring. Additionally, in September 2001 the Company reduced its staff in the UK and US incurring a restructuring charge of $214,000.

In connection with the unsolicited takeover bid by United Business Media plc, the Company incurred legal and financial advisory expenses of approximately $805,000 through December 31, 2001.

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


LIQUIDITY AND CAPITAL RESOURCES

Medialink has financed its operations primarily through cash generated from operations and through draw downs on its line of credit facility. Cash flow provided by operating activities amounted to $3.95 million and $569,000 in 2002 and 2001, respectively. Capital expenditures which are primarily incurred to support Medialink's sales and operations were $1.35 million in 2002 and $2.19 million in 2001. The Company expects to make capital expenditures of approximately $1,000,000 on the roll-out of the Teletrax network during 2003. In addition, the Company expects to make capital expenditures in the ordinary course of business of approximately $1,000,000 during 2003.

On August 1, 1999 the Company entered into a joint venture with Business Wire to form Business Wire/Medialink, LLC, doing business as Newstream.com. Each member made an initial capital contribution of $2.00 million, plus acquisition costs. The Company accounts for its interest in Newstream.com under the equity method. Each member made additional capital contributions of $250,000 and $500,000 each, during 2002 and 2001, respectively. During 2002 and 2001 the Company also made various earn-out payments on acquisitions aggregating $850,000 and $1.06 million, respectively, in cash.

In June 1997 Medialink acquired certain assets of CTV. The initial purchase price of $4.18 million was paid $3.85 million in cash and $333,000 in Medialink common stock. Included in the cash portion was $300,000 related to the purchase of a non-compete. Earn-out provisions allow for up to an additional $6.2 million to be paid, through 2002, based upon certain revenue and profitability targets over the next five years. Assuming the targets are met, the overall consideration will be in the form of cash and Medialink common stock, as specified in the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

agreement. During 2002 and 2001 Medialink made cash payments of approximately $625,000 and $834,000, respectively, as additional consideration for the CTV acquisition.

During 1999 the Company made an acquisition of a news-related company. As consideration for this purchase, the Company paid $1.26 million in cash and 55,348 shares of the Company's common stock valued at $800,000. Earn-out provisions allow for additional payments of purchase price of up to $1.50 million, based on reaching certain profitability levels, to be paid in the form of cash and the Company's common stock as specified in the agreement, over a period of three years. Through December 31, 2002 $1.13 million of additional consideration has been recorded under the earn-out provisions.

At December 31, 2002 the maximum future earn-out payments on the above acquisitions are approximately $800,000 ($503,000 in the form of cash and $297,000 in the form of Medialink common stock) through March 2003.

In August 2001 the Company received an unsolicited takeover bid from United Business Media plc to purchase all of its issued and outstanding common shares. In connection with this unsolicited offer the Company retained a financial advisor to assist the Company in analyzing and considering the unsolicited offer and the various strategic opportunities available to the Company to maximize shareholder value. The terms of the agreement provided that the Company pay the financial advisor between $2,000,000 and $2,500,000 by August 20, 2002. In August 2002 the agreement was amended to decrease the total fees to $1.60 million plus expenses. In accordance with the terms of the amended agreement, as of December 31, 2002, $1.20 million has been paid with the remaining balance of $400,000 included in accounts payable. The remaining balance is due in April 2003. As of December 31, 2001 the unsolicited offer was no longer active.

The Company had a line of credit facility with a bank, allowing for borrowings of up to $7.50 million through January 1, 2003. The Company has renewed the credit facility through April 15, 2004. The renewed credit facility allows for borrowings of up to $7.50 million. The renewed facility bears interest at the 30-Day LIBOR Rate (1.38% at December 31, 2002) plus 2.25% through 3.25%, per annum, as defined.

As of December 31, 2002 Medialink had $6.39 million in cash and cash equivalents as compared to $4.68 million as at December 31, 2001. As at December 31, 2002 and 2001, long-term debt, including current portion, was $45,000 and $150,000, respectively.

The Company believes that it has sufficient capital resources, including availability under its line of credit facility, and cash flow from operations to fund its net cash needs for at least the next twelve months.


RISK FACTORS

Major News Events
Events which dominate news broadcasts, such as the events of September 11th or the involvement by the United States in a war, may cause the Company's clients to delay or not use the Company's services for a particular project as such clients may determine that their messages may not receive

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

adequate attention in light of the coverage of other news events. Such circumstances could have a material adverse effect on the Company's business, operating results and financial condition.

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

Provisions of Our Charter Documents May Have Anti-takeover Effects that Could Prevent a Change in Control Even if the Change in Control Would be Beneficial to our Stockholders

Provisions of our amended and restated certificate of incorporation, by-laws and Delaware law could make it more difficult for a third party to acquire the Company, even if doing so would be beneficial to our stockholders.

Line of credit
The Company had a balance due under its line of credit of $6.54 million with a due date of January 1, 2003. The Company renewed the facility through April 2004. Covenants under the line

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

of credit agreement require the Company to meet certain financial ratios, including minimum tangible net worth and minimum earnings before depreciation, amortization, interest and other charges, as defined in the agreement.

While management believes the Company is currently in compliance with the covenants under the line of credit agreement, there can be no assurance that the Company will continue to be in compliance in the future. In that event, the Company may be required to raise additional funds in order to repay the outstanding balance under the line of credit and there can be no assurance that, if required, the Company would be able to raise such funds on favorable terms, if at all.

Capital Requirements
One or more of our businesses could require, or benefit from, additional investment beyond our current capability. Such additional funding could be raised by the Company, or one or more of its business units separately, and could have the effect of diluting shareholders interests.

Other Risk Factors
Other risk factors include our recent history of losses, our ability to achieve or maintain profitability, effectiveness of our cost reduction programs, our ability to develop new services and market acceptance of such services, such as Teletrax, our ability to develop new products and services that keep pace with technology, our ability to develop and maintain successful relationships with critical vendors, the potential negative effects of our international operations on the Company. In addition, future acquisitions or divestitures and the absence of long term contracts with customers and vendors may adversely effect our operations and have an adverse effect on pricing, revenues, gross margins and our customer base.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as significant to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2002.

Revenue Recognition
Revenue earned from the distribution and monitoring of video news releases and the distribution of printed news releases is recognized in the period that the release is distributed. Fees earned for webcasts, satellite media tours and other live events and the production of video news releases and still photographs are recognized in the period that the services are performed. Fees earned from research services are recognized using the percentage of completion method. Invoices to clients are generated in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled receivables are invoiced based upon the achievement of specific events as defined by each agreement including deliverables, timetables and incurrence of certain costs. Unbilled receivables are classified as a current asset. Advanced billings to clients in excess of revenue earned are recorded as deferred revenues and are classified as a current liability.

Allowance for Doubtful Accounts
Management must make estimates of the uncollectibility of the Company's accounts receivable. Management specifically analyzes accounts receivable, historical bad debt, customer

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

concentrations, customer creditworthiness and current trends when evaluating the adequacy of the allowance for doubtful accounts.

Goodwill and Intangible Assets
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. In 2001 and 2000, goodwill was amortized on a straight-line basis over its expected useful life, not to exceed 40 years, and we periodically reviewed the recoverability of goodwill and intangible assets. Effective January 1, 2002, we adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which required us to ceased amortizing goodwill and to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. The annual impairment testing required by SFAS No. 142 will also requires the Company to use its judgment and could require the Company to write down the carrying value of its goodwill and other intangible assets in future periods.

Other intangible assets, including customer lists and covenants not to compete, are being amortized on a straight-line basis over the term of the agreement or the estimated future period of benefit, which ranges from 3 to 7 1/2 years.

The agreements pursuant to which the Company acquired certain companies include provisions that could require the Company to issue additional cash or shares of common stock if certain performance targets are met. The value of any such additional consideration will be added to the goodwill related to such acquisition.

Long-lived Assets
Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We do not believe the adoption of this statement will have a material impact on our consolidated financial statements.

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

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a significant impact on our financial position and results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has evaluated the impact of FIN 46 and does not believe that it has any investment in variable interest entity.


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

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt
The Company has a line of credit agreement which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At December 31, 2002, $6.54 million was outstanding on the line of credit which has a maturity date of January 2003. The facility was renewed through April 2004. The interest rate on the renewed facility is based upon the 30-day LIBOR rate (1.38% at December 31, 2002) plus a margin of 2.25% through 3.25%, as defined. All other Company debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rate.

Foreign Currency Exchange Rate Risk
In the normal course of business, through its UK operations, the Company is exposed to the effect of foreign exchange rate fluctuations on the United States dollar value of its foreign subsidiaries' results of operations and financial condition. At December 31, 2002, the Company's primary foreign currency market exposure was the British pound.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited consolidated financial statements and related report are set forth in this Annual Report on Form 10-K on the following pages:


        Independent Auditors' Report                                                                      F-1

        Consolidated Balance Sheets as of December 31, 2002 and                                           F-2
        December 31, 2001

        Consolidated Statements of Operations for the Years Ended December 31, 2002, December 31,         F-3
        2001 and December 31, 2000

        Consolidated Statements of Stockholders' Equity for the Years Ended                               F-4
        December 31, 2002, December 31, 2001 and December 31, 2000

        Consolidated Statements of Cash Flows for the Years Ended December 31,                            F-5
        2002, December 31, 2001 and December 31, 2000

        Notes to Consolidated Financial Statements                                                        F-6

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors
Medialink Worldwide Incorporated

We have audited the accompanying consolidated balance sheets of Medialink Worldwide Incorporated and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medialink Worldwide Incorporated and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles Assets" in the year ended December 31, 2002.



                                                        /S/ KPMG LLP

February 25, 2003
New York, New York

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2002 and 2001


                                                                                                     2002               2001
                                                                                                     ----               ----

                                                   ASSETS
Current Assets:
   Cash and cash equivalents                                                                       $   6,389,650     $   4,680,075
   Accounts receivable, net of allowance for doubtful accounts of
     $655,417 and $356,240                                                                             6,571,226         8,260,396
   Prepaid expenses and other current assets                                                           2,540,334         2,874,339
   Prepaid and refundable taxes                                                                        2,269,804         1,743,659
   Deferred tax assets                                                                                   199,000           199,000
                                                                                                   -------------     -------------
       Total current assets                                                                           17,970,014        17,757,469
                                                                                                   -------------     -------------

Property and equipment, net                                                                            5,889,840         6,127,665

Goodwill, net of accumulated amortization of $2,467,381                                               12,854,121        11,581,696
Customer list and other intangibles, net of accumulated amortization
  of $4,673,113 and $4,182,917                                                                           139,512           638,529
Investment in joint venture                                                                              681,604           781,604
Deferred tax assets                                                                                    1,655,000         1,900,000
Other assets                                                                                           1,892,243         2,025,590
                                                                                                   -------------     -------------
       Total assets                                                                                $  41,082,334     $  40,812,553
                                                                                                   =============     =============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                                               $      45,291     $      55,639
   Borrowings on credit facilities                                                                     6,536,665         6,268,681
   Accounts payable                                                                                    2,203,436         1,573,371
   Accrued expenses and other current liabilities                                                      5,093,194         3,774,061
                                                                                                   -------------     -------------
       Total current liabilities                                                                      13,878,586        11,671,752
Long-term debt, net of current portion                                                                        --            44,719
Note payable - stockholder                                                                                    --            50,000
                                                                                                   -------------     -------------
       Total liabilities                                                                              13,878,586        11,766,471
                                                                                                   -------------     -------------
Stockholders' Equity:
   Common stock; $.01 par value. Authorized 15,000,000 shares; issued
      5,947,036 shares in 2002 and 5,820,714 shares in 2001                                               59,470            58,207
   Additional paid-in capital                                                                         24,768,762        24,409,660
   Retained earnings                                                                                   2,930,754         4,799,464
   Accumulated other comprehensive loss                                                                 (355,304)         (221,249)
                                                                                                   -------------     -------------
                                                                                                      27,403,682        29,046,082
                                                                                                   -------------     -------------
   Less common stock in treasury (at cost, 57,124 shares in 2002)                                       (199,934)               -
                                                                                                   -------------     -------------

       Total stockholders' equity                                                                     27,203,748        29,046,082
                                                                                                   -------------     -------------
       Total liabilities and stockholders' equity                                                  $  41,082,334     $  40,812,553
                                                                                                   =============     =============

          See accompanying notes to consolidated financial statements.

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2002, 2001 and 2000


                                                                            2002             2001            2000
                                                                            ----             ----            ----

Revenues                                                                $ 47,364,720     $ 48,420,133    $ 56,473,553

Direct costs                                                              15,735,836       17,697,753      20,515,111
                                                                        -------------    -------------   ------------

     Gross Profit                                                         31,628,884       30,722,380      35,958,442

Operating expenses:
Selling, general and administrative expenses                              29,189,674       30,703,302      28,532,954
Depreciation and amortization                                              2,605,804        3,571,943       2,893,361
Loss from joint venture                                                      350,000          728,268       1,079,095
Loss on sale of subsidiary                                                         -          495,905               -
Restructuring charges                                                              -          634,000               -
Advisory charges                                                           1,300,000          804,626               -
                                                                        -------------    -------------   ------------
Total Operating Expenses                                                  33,445,478       36,938,044      32,505,410
                                                                        -------------    -------------   ------------

     Operating income (loss)                                              (1,816,594)      (6,215,664)      3,453,032

Interest expense                                                            (279,206)        (273,383)        (46,924)

Interest income                                                               81,110          141,568         125,478
                                                                        -------------    -------------   ------------

     Income (loss) before income taxes                                    (2,014,690)      (6,347,479)      3,531,586

(Beneifit) provision for income taxes                                       (145,980)      (2,574,000)      1,475,000
                                                                        -------------    -------------   ------------

     Net income (loss)                                                  $ (1,868,710)    $ (3,773,479)   $  2,056,586
                                                                        =============    =============   ============

     Basic earnings (loss) per share                                    $      (0.32)    $      (0.65)   $       0.36
                                                                        =============    =============   ============

     Diluted earnings (loss) per share                                  $      (0.32)    $      (0.65)   $       0.35
                                                                        =============    =============   ============


          See accompanying notes to consolidated financial statements.

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 2002, 2001 and 2000



                                                               Common stock
                                                     ----------------------------------    Additional
                                                        Number of                           Paid-In           Retained
                                                         Shares         Par Value           Capital           Earnings
                                                     --------------------------------------------------------------------------

Balance at January 1, 2000                            5,636,859          $ 56,369         $ 23,506,200      $ 6,516,357
Comprehensive income:
  Net income                                                  -                 -                    -        2,056,586
  Foreign currency translation adjustment                     -                 -                    -                -

     Total comprehensive income
Stock options exercised                                  38,895               389              102,497                -
Issuances of common stock in connection
   with acquisitions of businesses                       75,939               759              529,990                -
                                                     ----------           -------          -----------       ----------
Balance at December 31, 2000                          5,751,693            57,517           24,138,687        8,572,943
Comprehensive income:
  Net loss                                                    -                 -                    -       (3,773,479)
  Foreign currency translation adjustment                     -                 -                    -                -

     Total comprehensive loss
Stock options exercised                                   42,320              423              121,240                -
Issuances of common stock in connection
   with acquisitions of businesses                        26,701              267              149,733                -
                                                      ----------          -------          -----------       ----------
Balance at December 31, 2001                           5,820,714           58,207           24,409,660        4,799,464
Comprehensive income:
  Net loss                                                     -                -                    -       (1,868,710)
  Foreign currency translation adjustment                      -                -                    -                -

     Total comprehensive loss
Stock options exercised                                      700                7                1,958                -
Issuances of common stock in connection
   with acquisitions of businesses                       125,622            1,256              357,144                -
Treasury Stock Transaction                                    -                 -                    -                -
                                                      ----------          -------          -----------       ----------
Balance at December 31, 2002                           5,947,036           59,470           24,768,762        2,930,754
                                                      ==========          =======          ===========       ==========

                                                            Accumulated Other
                                                              Comprehensive
                                                             Loss - Foreign               Common                Total
                                                           Currency Translation           Stock in           Stockholders'
                                                                Adjustment                Treasury              Equity
                                                     ------------------------------------------------------------------------

Balance at January 1, 2000                                     $ (191,908)                     $ -           $ 29,887,018
Comprehensive income:
  Net income                                                            -                        -              2,056,586
  Foreign currency translation adjustment                          (7,566)                       -                 (7,566)
                                                                                                               ----------
     Total comprehensive income                                                                                 2,049,020
Stock options exercised                                                 -                        -                102,886
Issuances of common stock in connection
   with acquisitions of businesses                                      -                        -                530,749
                                                                 ---------                ---------            ----------
Balance at December 31, 2000                                     (199,474)                       -             32,569,673
Comprehensive income:
  Net loss                                                              -                        -             (3,773,479)
  Foreign currency translation adjustment                         (21,775)                       -                (21,775)
                                                                                                               ----------
     Total comprehensive loss                                                                                  (3,795,254)
Stock options exercised                                                 -                        -                121,663
Issuances of common stock in connection
   with acquisitions of businesses                                      -                        -                150,000
                                                                 ---------                ---------            ----------
Balance at December 31, 2001                                     (221,249)                       -             29,046,082
Comprehensive income:
  Net loss                                                              -                        -             (1,868,710)
  Foreign currency translation adjustment                        (134,055)                       -               (134,055)
                                                                                                               ----------
     Total comprehensive loss                                                                                  (2,002,765)
Stock options exercised                                                 -                        -                  1,965
Issuances of common stock in connection
   with acquisitions of businesses                                      -                        -                358,400
Treasury Stock Transaction                                              -                  (199,934)             (199,934)
                                                                 ---------                ---------            ----------
Balance at December 31, 2002                                     (355,304)                 (199,934)           27,203,748
                                                                 =========                =========            ==========


          See accompanying notes to consolidated financial statements.

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2002, 2001 and 2000


                                                                                           2002            2001            2000
                                                                                           ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                                 $ (1,868,710)    $(3,773,479)   $ 2,056,586
                                                                                       -------------    ------------   -----------
     Adjustments to reconcile net (loss) income to net cash
        provided by operating activities:
     Depreciation and amortization                                                        2,605,804       3,571,943      2,893,361
     Loss on sale of subsidiary                                                                   -         495,905              -
     Deferred income taxes                                                                  245,000        (900,000)      (356,000)
     Equity loss from joint venture                                                         350,000         728,268      1,079,095
     Changes in assets and liabilities, net of acquisitions:
     Accounts receivable                                                                  1,555,115       5,142,857     (2,281,235)
     Other assets                                                                          (642,848)       (645,199)      (225,993)
     Prepaid expenses and other current assets                                              334,005        (263,908)        39,776
     Prepaid and refundable income taxes                                                   (526,145)     (1,743,659)             -
     Accounts payable and accrued expenses                                                1,895,598        (730,740)     1,567,872
     Income taxes payable                                                                        --      (1,312,628)       840,256
                                                                                       -------------    ------------   -----------
          Net cash provided by operating activities                                       3,947,819         569,360      5,613,718
                                                                                       -------------    ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid on acquisitions                                                             (850,000)     (1,058,600)    (2,789,327)
     Capital contribution in joint venture                                                 (250,000)       (500,000)             -
     Cash received for sale of subsidiary, net of cash included in assets sold                    -          29,908              -
     Purchases of property and equipment                                                 (1,353,126)     (2,187,756)    (3,163,176)
                                                                                       -------------    ------------   -----------
          Net cash used in investing activities                                          (2,453,126)     (3,716,448)    (5,952,503)
                                                                                       -------------    ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Advances on line of credit                                                             267,984       4,268,681      2,000,000
     Payments on line of credit                                                                   -               -     (2,000,000)
     Proceeds from the issuance of common stock in connection
       with the exercise of stock options                                                     1,965         121,663        102,886
     Repayments of long term debt                                                           (55,067)       (105,438)      (105,552)
                                                                                       -------------    ------------   -----------
          Net cash provided by (used in) financing activities                               214,882       4,284,906         (2,666)
                                                                                       -------------    ------------   -----------
          Net increase (decrease) in cash and cash equivalents                            1,709,575       1,137,818       (341,451)
Cash and cash equivalents at the beginning of year                                        4,680,075       3,542,257      3,883,708
                                                                                       -------------    ------------   -----------
Cash and cash equivalents at end of year                                               $  6,389,650     $ 4,680,075    $ 3,542,257
                                                                                       =============    ============   ============


          See accompanying notes to consolidated financial statements.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

Description of Business and Basis of Presentation
Medialink Worldwide Incorporated (the "Company") is a provider of worldwide video and audio production and distribution services and public relations research services for businesses and other organizations that seek to communicate and evaluate their news through television, radio, the Internet and other media. Additionally, through its subsidiary, Teletrax, Ltd., the Company is deploying a global video tracking, and monitoring system. The Company, a Delaware corporation formed on September 24, 1986, is headquartered in New York with offices in the United States and the United Kingdom.

The consolidated financial statements include the accounts of Medialink Worldwide Incorporated, its wholly owned subsidiaries and its 76% owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Property and Equipment
Property and equipment, recorded at cost, is depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. The following estimated useful lives are used for financial statement purposes:

         Office equipment                                          3-5 years
         Furniture and fixtures                                    10 years
         Leasehold improvements                                  5 to 10 years

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill and Intangible Assets
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. In 2001 and 2000, goodwill was amortized on a straight-line basis over its expected useful life, not to exceed 40 years, and we periodically reviewed the recoverability of goodwill and intangible assets. Effective January 1, 2002, we adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which required us to cease amortizing goodwill and to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. The annual impairment testing required by SFAS No. 142 will also requires the Company to use its judgement and could require the Company to write down the carrying value of its goodwill and other intangible assets in future periods.

Other intangible assets, including customer lists and covenants not to compete, are being amortized on a straight-line basis over the term of the agreement or the estimated future period of benefit, which ranges from 3 to 7 1/2 years.

The agreements pursuant to which the Company acquired certain companies include provisions that could require the Company to issue additional cash or shares of common stock if certain performance targets are met. The value of any such additional consideration will be added to the goodwill related to such acquisition.

Long-lived Assets
Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Major Customers
Revenues from one customer amounted to approximately 14% and 11% of total revenues in 2002 and 2001, respectively. No customer amounted to 10% or more in 2000.

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

Foreign Currency Translation
The financial position and results of operations of the Company's UK subsidiaries are measured using local currency as the functional currency. Assets and liabilities of the entities have been translated at exchange rates on the balance sheet date, and related revenue and expenses have been translated at average monthly exchange rates. The aggregate effect of translation adjustments is reflected as a separate component of shareholders' equity in accumulated other comprehensive loss until there is a sale or liquidation of the underlying foreign investment.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments
The carrying amounts of cash, receivables, accounts payable, accrued liabilities and borrowings on line of credit facility approximate fair value because of the short maturity of these instruments. The carrying amounts of long-term debt approximate fair value as the effective rates for these instruments are comparable to market rates at year-end.

Reclassifications
For comparability, certain 2001 and 2000 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2002.

Earnings per Share
Basic earnings (loss) per share ("EPS") is computed by dividing net income
(loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities to common stock. For the year ended December 31, 2002 and 2001 the Company had common stock equivalents of 64,349 and 32,075, respectively, related to stock options that were not included in the computation of EPS because they were antidilutive. Weighted average shares outstanding used for computing EPS for the years ended December 31, 2002, 2001 and 2000 are as follows:

Weighted Average Shares Outstanding                        2002             2001              2000
-----------------------------------                        ----             ----              ----
         Basic                                           5,909,312         5,797,679        5,700,721
         Dilutive effect of stock options                 -                 -                 231,128
                                                         ---------         ---------        ---------
         Diluted                                         5,909,312         5,797,679        5,931,849
                                                         =========         =========        =========

Stock-Based Compensation
In 2002, 2001, and 2000, we had two stock option plans, which are described more fully in Note 7. As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, we have retained the compensation measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations for stock options. Under APB Opinion No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

measurement date is the date at which both the number of options and the exercise price for each option are known.

If the Company had elected to recognize compensation cost at the grant date, based on the fair value of the options granted, in 2002, 2001 and 2000, as prescribed by SFAS 123, the Company's net income (loss) and earnings (loss) per share for the years ended December 31, 2002, 2001 and 2000 would approximate the pro forma amounts as indicated below:

                                                            For the year ended December 31,
                                                            -------------------------------
                                                      2002              2001               2000
                                                      ----              ----               ----
         Net income (loss) - as reported           $(1,868,710)      $(3,773,479)      $2,056,586
         Deduct:  total stock-based
           employee compensation expense
           determined under the fair
           value method, net of related tax
           effects                                    (110,000)          (64,200)         (16,000)
                                                   -----------       -----------       ----------
         Net income (loss) - pro forma             $(1,978,710)      $(3,837,679)      $2,040,586
                                                   ===========       ===========       ==========


         Basic EPS - as reported                   $      (.32)      $      (.65)      $      .36
         Basic EPS - pro forma                     $      (.33)      $      (.66)      $      .36


         Diluted EPS - as reported                 $      (.32)      $      (.65)      $      .35
         Diluted EPS - pro forma                   $      (.33)      $      (.66)      $      .34

The fair value of each grant is estimated using the Black-Scholes Options Pricing Model with the following assumptions: dividend yield of 0% for all grants, expected volatility of 10% in 2002, 71% in 2001 and 53% for 2000 grants, risk free interest rates of 4.25% for 2002, 4.50% for 2001 and 6.55% for 2000 grants and expected lives of 5 years for all grants.


EFFECTS OF NEWLY-ISSUED ACCOUNTING STANDARDS

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amended SFAS 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

accounting for stock-based compensation and amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for periods ending after December 15, 2002. We have adopted the disclosure provisions of SFAS 148 and we account for stock- based compensation under APB No.25, therefore, SFAS No. 148 will have no effect on our financial position, results of operations or cash flows (See note 7).


2.       Property and Equipment

Property and equipment, at cost, consists of:

                                                            December 31,
                                                        2001             2000
                                                        ----             ----

         Office equipment and software                $7,472,254     $6,593,308
         Furniture and fixtures                        1,409,793      1,225,412
         Leasehold improvements                        3,696,943      3,533,880
                                                      ----------     ----------
                                                      12,578,990     11,352,600
                                                      ----------     ----------
         Less accumulated depreciation
              and amortization                        (6,689,150)    (5,224,935)
                                                      ----------     ----------

         Property and equipment, net                  $5,889,840     $6,127,665
                                                       =========     ==========


3.       Business Transactions

(a)      Acquisitions, Goodwill and Other Intangibles

On June 16, 1997 the Company acquired certain assets of Corporate TV Group, Inc. ("CTV"), a provider of strategic video communications to corporations and other organizations for internal and external audiences. As consideration for the purchase, the Company paid $3.55 million in cash and issued 37,037 shares of the Company's common stock valued at $333,333. Earn-out provisions allow for up to an additional $6.2 million to be paid based upon certain revenue and profitability targets through 2002. Assuming the targets are met, the additional consideration will be paid in the form of cash and the Company's common stock, as specified in the agreement. Through December 31, 2002 approximately $6.01 million of additional consideration has been recorded under the earn-out provision. Additionally, in connection with this acquisition, the Company paid $300,000 to the stockholder of CTV for a non-compete agreement which expires in 2004. This amount has been recorded as an intangible asset and is being amortized using the straight-line method over the term of the agreement.

During 1999 the Company made an acquisition of a news-related company. As consideration for this purchase, the Company paid $1.26 million in cash and 55,348 shares of the Company's common stock valued at $800,000. Earn-out provisions allow for additional payments of purchase price of up to $1.50 million, based on reaching certain profitability levels, to be paid in the form of cash and the Company's common stock as specified in the agreement, over a period of three years. Through December 31, 2002 $1.13 million of additional consideration has been recorded under the earn-out provisions. Additionally, in connection with one of the acquisition the Company entered into covenants not to compete with two of the significant shareholders with terms of five years.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Two executive officers of the Company had an interest in one of the acquisitions aggregating approximately 20%. In order to avoid an apparent conflict of interest, an independent member of the Board of Directors and an independent employee negotiated the agreement.

At December 31, 2002 the maximum future earn-out payments on the above acquisitions are approximately $375,000 ($225,000 in the form of cash and $125,000 in the form of Medialink common stock) through March 2003.

All of the above acquisitions have been accounted for under the purchase method of accounting and the results of operations of the acquisitions have been included in the consolidated statements of operations from the dates of acquisition. As of December 31, 2002 the aggregate purchase price, including acquisition costs and amounts paid as a result of earn-out agreements, exceeded the estimated fair value of the total net assets acquired by $19.32 million for all of the acquisitions. Of this amount $4 million has been allocated to customer lists and has been fully amortized and $15.32 million have been allocated to goodwill.

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

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of January 1, 2002, the date of adoption, the Company had unamortized goodwill and other intangible assets in the amount of $11.58 million, which is subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill and other intangible assets of continuing operations was $1.91 million for the year ended December 31, 2001.

The following provides pro-forma information as if the financial statements in all periods presented were accounted for in accordance with Statement 142:


                                                                   For the Year Ended December 31,
                                                                   ------------------------------
                                                         2002                  2001                    2000
                                                         ----                  ----                    ----
         Reported net (loss) income                  $(1,868,710)          $(3,773,479)             $2,056,586

         Add back: Goodwill amortization                  -                    874,654                 729,725
                                                     -----------            ----------               ---------
         Adjusted net loss                           $(1,868,710)          $(2,898,825)             $2,786,311
                                                     ===========            ==========               =========


         Reported basic (loss) earnings per share         $(0.32)               $(0.65)                  $0.36
         Add back: Goodwill amortization                  -                       0.15                   $0.13
                                                     -----------            ----------               ---------
         Adjusted basic (loss) earnings per share         $(0.32)               $(0.50)                  $0.49
                                                     ===========            ==========               =========

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets consist of the following:

                                              December 31, 2002                            December 31, 2001
                                ----------------------------------          -----------------------------------
                                           (in thousands)                                (in thousands)

                                     Gross                                      Gross
                Amortization       Carrying     Accumulated                   Carrying     Accumulated
                   Period           Amount     Amortization     Net            Amount     Amortization      Net
                   ------           ------     ------------     ---            ------     ------------      ---
Customer List     5 years            $4,000      $(4,000)      $  -            $4,000        $(3,633)       $367
Non-competes      4-7.5 years           500         (360)       140               822           (550)        272
                                     ------      -------       ----            ------        -------        ----
Total                                $4,500      $(4,360)      $140            $4,822        $(4,183)       $639
                                     ======      =======       ====            ======        =======        ====

Aggregate amortization expense for the years ended December 31, 2002 and 2001 was $490,196 and $1,021,241, respectively.



Estimated future amortization expense is as follows:



           For the year ended December 31, 2003                      80,000

           For the year ended December 31, 2004                      60,000
                                                                   --------

           Total estimated amortization                            $140,000
                                                                   ========




(b)      Joint Venture

On August 1, 1999 the Company entered into a joint venture with Business Wire to form Business Wire/Medialink, LLC ("Newstream"), for the purpose of connecting its clients to multimedia Internet news sites as Newstream.com. The Company, which has a 50% interest in the joint venture, accounts for its interest in Newstream under the equity method, as it does not have a controlling interest in the entity. During 2002 and 2001 each member made an additional capital contribution of $250,000 and $500,000, respectively.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is selected financial data of Newstream at December 31:

                                                                    2002             2001              2000
                                                                    ----             ----              ----
Balance Sheet Data:

Total current assets                                             $1,310,000          $813,000         $601,000
Total assets                                                      2,350,000         2,277,000        2,069,000
Total current liabilities                                         1,587,000         1,351,000          684,000
Total liabilities and members equity                              2,350,000         2,277,000        2,069,000

Operating Data:

Revenues                                                          1,164,000         1,137,000          940,000
Operating loss                                                     (665,000)       (1,461,000)      (2,228,000)
Net loss                                                           (663,000)       (1,457,000)      (2,152,000)

Approximately $501,000, $497,000 and $587,000 of total revenue for the joint venture was generated by the Company in 2002, 2001 and 2000, respectively.

The Company also allocates certain expenses to the joint venture for personnel and other direct, general and administrative costs incurred on its behalf. Total assessments amounted to $683,000, $959,000 and $1,346,000 in 2002, 2001 and
2000, respectively. The balance outstanding at December 31, 2002, 2001 and 2000 relating to these assessments amounted to $663,000, $919,000 and $410,000, respectively and are included in prepaid expenses and other current assets.


4.       Line of Credit - Bank

The Company had a line of credit facility with a bank, allowing for borrowings of up to $7.50 million through January 1, 2003. The Company renewed the Credit Facility through April 15, 2004. The renewed Credit Facility allows for borrowings of up to $7.50 million. Loans under the renewed Credit Facility bear interest at the 30-Day LIBOR Rate (1.38% at December 31, 2002) plus 2.25 through 3.25, per annum, as defined.

The Company is subject to a line fee of $37,500 for the period from January 1, 2003 through April 15, 2004.

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

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.       Long-term Debt:

As of December 31, debt consisted of:

                                                                         2002              2001
                                                                         ----              ----
         Note payable                                                    $45,291         $100,358
         Less: current portion                                            45,291           55,639
                                                                         -------         --------
         Long-term debt, net of current portion                          $     -          $44,719
                                                                         =======         ========

The note is payable in quarterly installments of $15,507, which includes principal and interest at a rate of 8% per annum through July 2003.

6.       Stockholders' Equity:

In 2002, 2001 and 2000 the Company issued 125,622 shares, 26,701 shares and 75,939 shares, respectively, of common stock as consideration for acquisitions. The fair value of the common stock was determined based on the average trading price, over various periods, of the Company's common stock at the times of the respective acquisitions.

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

In July 2002 the Company received 57,124 shares of Medialink common stock as payment for loan balances due from a former officer of the Company totaling $199,934. The shares valued at $3.50 per share on the date of the agreement have been recorded as treasury stock at December 31, 2002.


7.       Employee Compensation Plans

The Company provides an incentive and nonqualified stock option plan (the "Stock Option Plan") for employees and other eligible participants. The option price for all incentive stock options is the fair market value of the Company's common stock on the date of grant, except for employees owning more than 10% of the outstanding common stock of the Company. The option price for employees owning more than 10% of the outstanding common stock of the Company may be no less than 110% of the fair market value of the shares on the date of the option grant. The stock options vest over a period of four years and have a term of ten years. The number of options to be granted and option prices are determined by the Compensation Committee of the Board of Directors in accordance with the terms of the Stock Option Plan. The Company has reserved 1,670,808 shares of authorized common stock for issuance under this plan. As of December 31, 2002 the Company had 249,293 shares available for grant.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Activity in the Stock Option Plan is as follows:

                                                                        Shares Under        Weighted Average
                                                                           Option            Exercise Prices
                                                                           ------            ---------------
         Outstanding at January 1, 2000                                     933,224               $7.77
            Granted                                                           5,542               $6.58
            Exercised                                                       (22,483)              $2.42
            Canceled                                                        (41,422)             $10.34
                                                                          ---------
         Outstanding at December 31, 2000                                   874,861               $7.78
                                                                          =========
         Exercisable at December 31, 2000
            through 2010                                                    813,946               $6.52
                                                                          =========

         Outstanding at January 1, 2001                                     874,861               $7.78
            Granted                                                         336,732               $3.30
            Exercised                                                       (39,920)              $2.91
            Canceled                                                       (178,407)              $8.49
                                                                          ---------
         Outstanding at December 31, 2001                                   993,266               $6.38
                                                                          =========
         Exercisable at December 31, 2001
            through 2011                                                    634,143               $6.87
                                                                          =========

         Outstanding at January 1, 2002                                     993,266               $6.38
            Granted                                                         293,100               $2.61
            Exercised                                                          (700)              $2.81
            Canceled                                                       (150,941)              $6.65
                                                                          ---------
         Outstanding at December 31, 2002                                 1,134,725               $4.65
                                                                          =========
         Exercisable at December 31, 2002
            through 2012                                                    702,941               $6.52
                                                                          =========



The Following table summarizes information about stock options outstanding under the Stock Option Plan at December 31, 2002:

                                        Outstanding                                             Exercisable
                              --------------------------------------------      -------------------------------------
                                                Weighted          Weighted
            Range of                             Average           Average                             Weighted
            Exercise            Number          Remaining         Exercise        Number                Average
             Prices           Outstanding         Life              Price       Exercisable            Exercise Price
           ----------------------------------------------------------------------------------------------------------
         $2.61-8.24             905,320        6.88 years           $3.44         500,468                   $3.80
         $8.25-13.87            136,060        5.89 years          $11.11         114,238                  $11.08
         $13.88-19.50            93,345        5.58 years          $16.00          88,235                  $16.04
                              ---------                                           -------
Outstanding
December 31, 2002             1,134,725                                           702,941
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

Under the Director Plan, options to purchase 28,000 share at exercise prices of $2.61 and $3.59, 18,000 shares at the exercise price of $4.38 and 28,000 shares at exercise prices ranging between $7.25 and $8.06 were issued during 2002, 2001 and 2000, respectively. These options expire 10 years from the date of grant; however, upon termination of board membership of any director, the options will expire 12 months after the termination date, but no later than the expiration date. No options were exercised under the Director Plan during 2002, 2001 or 2000. Non-employee directors are also eligible for additional grants of 3,000 shares per year provided they continue to serve the Company in that capacity. Such future grants would become exercisable over a three-year period.

The following table summarizes information about stock options outstanding under the Director Plan at December 31, 2002:

                                        Outstanding                                             Exercisable
                              --------------------------------------------      -------------------------------------
                                                Weighted          Weighted
            Range of                             Average           Average                             Weighted
            Exercise            Number          Remaining         Exercise        Number                Average
             Prices           Outstanding         Life              Price       Exercisable            Exercise Price
          -----------------------------------------------------------------------------------------------------------
         $2.61-8.20             112,000        11.45 years        $  4.59          62,666                 $  4.88
         $8.21-13.79             40,000        9.48 years          $11.11          40,000                  $11.11
         $13.80-19.38            28,000        10.78 years         $17.53          28,000                  $17.53
                                -------                                           -------
Outstanding
December 31, 2002               180,000                                           130,666
                                =======                                           =======

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.       Commitments

(a)      Leases

The Company has various non-cancelable operating leases for office space that expire in 2010. Future minimum payments under operating leases consisted of the following at December 31, 2002:

                  For the year ending December 31,
                  --------------------------------
                         2003                                                           3,106,000
                         2004                                                           2,865,000
                         2005                                                           2,969,000
                         2006                                                           2,885,000
                         2007                                                           2,372,000
                         Thereafter                                                     4,881,000
                                                                                       ----------
                               Total minimum lease payments                           $19,078,000
                                                                                       ==========

Rent expense under operating leases amounted to approximately $3,211,000, $3,414,000 and $2,635,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

(b)      Employment Agreements

The Company has entered into employment agreements with various executives expiring through December 31, 2003. Future minimum payments, including base salary and minimum bonuses, related to these agreements, are approximately $4,097,000 in 2003.

(c)      Advisory Charges

In August 2001 the Company received an unsolicited takeover bid from United Business Media plc to purchase all of its issued and outstanding common shares. In connection with this unsolicited offer the Company retained a financial advisor and other professionals to assist the Company in analyzing and considering the unsolicited offer and the various strategic opportunities available to the Company to maximize shareholder value. The unsolicited offer has been withdrawn. The terms of the amended agreement provide that the Company pay the financial advisor $1,600,000 not including expenses. The agreement expired in August 2002 with no transaction transpiring and, accordingly, the remaining balance due under the agreement was charged to operations during the 2002. For the years ended December 31, 2002 and 2001, $1,200,000 and $400,000, respectively, were charged to operations related to this amended agreement and included in advisory charges.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.       Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31:

                                                                        2002              2001
                                                                        ----              ----
         Production costs                                             $1,856,785       $  966,990
         Salary and related                                              738,027          561,550
         Deferred revenue                                                417,935          399,199
         Earn-out provision on acquisition                               262,000          208,400
         Professional fees                                               224,806          453,196
         Value added taxes payable                                        26,196           95,368
         Other                                                         1,567,445        1,089,358
                                                                      ----------       ----------
                                                                      $5,093,194       $3,774,061
                                                                      ==========       ==========



10.      Income Taxes:

The provision (benefit) for income taxes consists of the following components:

                                                                     For the Year Ended December 31,
                                                                     -------------------------------
                                                                 2002             2001             2000
                                                                 ----             ----             ----
         Current:
            Federal                                           $(385,000)      $(1,558,000)      $1,380,000
            State and local                                      (5,980)         (116,000)         451,000
                                                              ---------       -----------       ----------
                                                               (390,980)       (1,674,000)       1,831,000
                                                              ---------       -----------       ----------
         Deferred:
            Federal                                             180,000          (375,000)        (268,000)
            State and local                                      65,000          (525,000)         (88,000)
                                                              ---------       -----------       ----------
                                                                245,000          (900,000)        (356,000)
                                                              ---------       -----------       ----------
                                                              $(145,980)      $(2,574,000)      $1,475,000
                                                              =========       ===========       ==========

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The difference in income tax expense (benefit) between the amount computed using the statutory federal income tax rate and the Company's effective tax rate is due to the following:

                                                                       For the Year Ended December 31,
                                                                       -------------------------------
                                                                    2002            2001             2000
                                                                    ----            ----             ----
         Income tax expense (benefit) at statutory rate           $(685,000)     $(2,158,000)     $1,200,880
         Increase (decrease) in income taxes resulting
            from:
             Investment income not subject to Federal
                income tax                                                -                -         (17,000)
             State and local income taxes, net of Federal
                income tax benefit (provision)                       68,000         (423,000)        258,972
             Valuation allowance on foreign operating
                loss carryforward                                   252,000            -              -
             Non-deductible expenses and other                      219,020            7,000          32,148
                                                                  ---------      -----------      ----------
                                                                  $(145,980)     $(2,574,000)     $1,475,000
                                                                  =========      ===========      ==========

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                                              As of December 31,
                                                                          2002                 2001
                                                                          ----                 ----
         Allowance for doubtful accounts                               $  199,000          $  199,000
         Depreciation and amortization of
            property and equipment                                         63,000              63,000
         Amortization of intangibles                                      992,000           1,237,000
         Net operating loss carry forwards                                652,000             400,000
         Capital loss carryforward                                        200,000             200,000
                                                                       ----------          ----------
            Total gross deferred tax assets                             2,106,000           2,099,000
               Less valuation allowance                                  (252,000)                -
                                                                       ----------          ----------

                                                                       $1,854,000          $2,099,000
                                                                       ==========          ==========

The Company has a capital loss carryforward of approximately $500,000, expiring in 2006, that can be used to offset future capital gains. The company also has net operating loss carryforwards for state and local tax purposes of approximately $6 million expiring through 2017. Additionally, the Company has foreign loss carryforwards of approximately $1,000,000 related substantially to the loss generated by Teletrax, its 76% owned foreign subsidiary. The foreign loss carryforwards have no expiration date. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Due to the limited historical results of Teletrax and Management's limited ability to project future results, the Company has recorded a valuation allowance of $252,000 related to the foreign deferred tax asset generated by Teletrax' loss. Based on the historical taxable income and projections for future taxable income over the

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the remaining deferred tax assets.


11.      Segment Information

Management considers all of the Company's products and services to be included as a single operating segment, therefore, the disclosure requirements of SFAS 131 consist only of segment information by geographic location.

A summary of the Company's operations by major geographic location are as follows for the years ended December 31,

                                      2002                             2001                          2000
                                      ----                             ----                          ----

                               US              UK                US             UK             US           UK
                               --              --                --             --             --           --
Revenues:
  External clients         $40,188,739     $7,175,981        $40,397,272    $8,022,861    $48,251,402    $8,222,151
  Inter-segment                917,000        727,000            330,000       636,000        142,000       626,000
                           -----------     ----------        -----------    ----------    -----------    ----------
    Total revenues         $41,105,739     $7,902,981        $40,067,272    $8,658,861    $48,393,402    $8,848,151
                           ===========     ==========        ===========    ==========    ===========    ==========

Total assets               $37,482,424     $3,599,910        $38,243,355    $2,569,198    $36,154,776    $5,873,487
                           ===========     ==========        ===========    ==========    ===========    ==========


12.      Supplemental Cash Flow Information:

Cash paid for interest and income taxes during the years ended December 31, 2002, 2001 and 2000 was as follows:

                                                                  2002            2001           2000
                                                                  ----            ----           ----
         Interest                                               $279,000        $273,000        $ 47,000
                                                                ========      ==========        ========

         Income Taxes                                           $135,000      $1,378,000        $979,000
                                                                ========      ==========        ========

Non-cash investing and financing activities for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                                 2002             2001          2000
                                                                 ----             ----          ----
         Common stock issued in connection with
            acquisitions                                       $358,000       $  150,000      $  531,000
                                                               ========       ==========      ==========


         Treasury stock  redeemed in connection
           with satisfaction of note receivable                $200,000       $       -       $        -
                                                               ========       ----------      ----------


         Accrued earn-out provision                            $262,000       $  208,000      $   61,000
                                                               ========       ==========      ==========

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.      401(k) Plan:

The Company maintains a qualified 401(k) plan (the "Plan") covering all eligible employees. Eligible employees may make elective salary reduction contributions to the Plan of up to 15% of their annual compensation, subject to a dollar limit established by law. In addition, the Company may provide, in its discretion, a matching contribution equal to a percentage of the employee's contribution. Participants are fully vested at all times in the amounts they contribute to the Plan. Only participants who have completed a year of service during the Plan year and are actively employed on the last day of such year are vested in the Company's matching contributions for such year. The Company's matching contributions amounted to approximately $128,000 and $136,000 in 2001 and 2000, respectively. There was no matching contribution made by the Company in 2002.


14.      Allowance for Doubtful Accounts:

                                                                         2002              2001
                                                                         ----              ----
         Balance at beginning of year                                   $356,240         $467,492
         Direct write-offs                                               (18,040)        (279,267)
         Additional charges to costs and expenses                        317,217          168,015
                                                                        --------         --------
         Balance at the end of year                                     $655,417         $356,240
                                                                        ========         ========


15.      Quarterly Results of Operations (Unaudited):

                                                           (In thousands of dollars, except per share data)

                                                                       For the Quarter Ended
                                                                       ---------------------
                                                       March 31,       June 30,       September 30,       December 31,
                                                         2002            2002              2002            2002
                                                         ----            ----              ----            ----
         Revenues                                      $11,075           $12,785          $11,376           $12,129
         Gross profit                                    7,195             8,216            7,713             8,505
         Operating income (loss)                          (964)             (121)          (1,251)              519
         Net income (loss)                                (698)             (244)            (993)               66
         Basic earnings (loss) per share                 (0.12)            (0.04)           (0.17)             0.01
         Diluted earnings (loss) per share               (0.12)            (0.04)           (0.17)             0.01

                                                                       For the Quarter Ended
                                                                       ---------------------
                                                       March 31,       June 30,       September 30,       December 31,
                                                         2001            2001              2001            2001
                                                         ----            ----              ----            ----
         Revenues                                      $13,348           $13,490          $10,402           $11,180
         Gross profit                                    8,513             8,845            6,423             6,941
         Operating income (loss)                        (1,629)               63           (2,907)           (1,743)
         Net income (loss)                                (955)               20           (1,770)           (1,068)
         Basic earnings (loss) per share                 (0.17)                -            (0.30)            (0.18)
         Diluted earnings (loss) per share               (0.17)                -            (0.30)            (0.18)

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.      Restructuring Charges:

In March 2001 the Company combined its U.S. and international broadcast services into a Global Broadcast Services unit. The corporate reorganization is designed to accelerate the growth of its broadcast services business. The Company incurred a charge of $420,000 as a result of the restructuring. Additionally in September 2001 the Company reduced its staff in the UK and US incurring a restructuring charge of $214,000. The total charges aggregating $634,000 included severance and related payments to terminated employees of approximately $430,000. Through December 31, 2001 approximately $524,000 of the total restructuring charges have been paid and the remaining balance of approximately $110,000 is included in accrued expenses. The remaining balance was paid during 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
                  None.
                                    PART III
                                    --------

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company who are standing for reelection is set forth under "Election of Directors" in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with 120 days after the Company's fiscal year ended December 31, 2002 (the "Notice and Proxy Statement"), which information is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

Information regarding the Company's compensation of its named executive officers is set forth under "Executive Compensation" in the Notice and Proxy Statement, which information is incorporated herein by reference. Information regarding the Company's compensation of its directors is set forth under "Director Compensation" in the Notice and Proxy Statement, which information is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is set forth under "Common Stock Ownership of Certain Beneficial Owners and Management" in the Notice and Proxy Statement, which information is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth under "Certain Relationships and Related Transactions" in the Notice and Proxy Statement, which information is incorporated herein by reference.


ITEM 14.          CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer, principal accounting officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based on this evaluation, our chief executive officer, principal accounting officer and principal financial officer concluded that our disclosure controls and procedures, as of the date of the evaluation, are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in those controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.


                                     PART IV
                                     -------

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.

                                                                                                 Page
(a)      1.       FINANCIAL STATEMENTS
                  --------------------

CONSOLIDATED FINANCIAL STATEMENTS OF MEDIALINK
WORLDWIDE INCORPORATED AND SUBSIDIARIES

Independent Auditors' Report                                                                     F-1

Consolidated Balance Sheets as of December 31, 2002 and
December 31, 2001                                                                                F-2

Consolidated Statements of Operations for the Years Ended December 31,
2002, December 31, 2001 and December 31, 2000                                                    F-3

Consolidated Statements of Stockholders' Equity for the Years Ended
December 31, 2002, December 31, 2001 and December 31, 2000                                       F-4

Consolidated Statements of Cash Flows for the Years Ended December 31,
2002, December 31, 2001 and December 31, 2000                                                    F-5

Notes to Consolidated Financial Statements for the Years Ended
December 31, 2002, December 31, 2001 and December 31, 2000                                       F-6


         2. All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K were filed with the Securities and Exchange Commission None

(c) EXHIBITS
    --------

    Exhibit                                                                                                 Foot
    Number                                            Description                                          notes
    ------                                            -----------                                          -----
    3.1          Amended and Restated Certificate of Incorporation of
                 Medialink Worldwide Incorporated                                                           (1)
    3.2          Amended and Restated By-Laws of the Medialink
                 Worldwide Incorporated                                                                     (2)
    4.1          Preferred Stock Rights Agreement, dated as of August 16, 2001 between Medialink
                 Worldwide Incorporated and Mellon Investor Service, LLC,
                 including the Certificate of Designation, the form of Rights
                 Certificate and the Summary of Rights attached (3) thereto as
                 Exhibits A, B and C, respectively
   10.1          Amended and Restated Employment Agreement, dated as of August 28, 2001, by and
                 between Medialink Worldwide Incorporated and Laurence Moskowitz                            (4)

   10.2          Amended and Restated Employment Agreement, dated as of August 28, 2001, by and
                 between Medialink Worldwide Incorporated and J. Graeme McWhirter                           (5)

  *10.3          Amended and Restated Employment Agreement, dated as of January 1, 2002, by and between Medialink Worldwide Incorporated and Richard Frisch
   10.4          Non-Compete Agreement, dated as of June 16, 1997, by and between Medialink Worldwide
                 Incorporated, Corporate TV Group, Inc. and Richard Frisch
                                                                                                            (6)
   10.5          Asset Purchase Agreement, dated as of June 16, 1997, by and among Medialink Worldwide
                 Incorporated, Corporate TV Group, Inc. and Richard Frisch
                                                                                                            (7)
   10.6          Registration Rights Agreement, made as of June 16, 1997, by and between Medialink
                 Worldwide Incorporated and Richard Frisch                                                  (8)

   10.7          Medialink Worldwide Incorporated 401(k) Tax Deferred Savings Plan                          (9)

   10.8          Amended and Restated Stock Option Plan and form of Stock Option Agreement
                                                                                                            (10)
   10.9          Medialink Worldwide Incorporated 1996 Directors Stock Option Plan and form of 1996
                 Directors Stock Option Agreement                                                           (11)
   10.10         Form of Indemnification Agreement                                                          (12)
  *21.           Subsidiaries of Medialink Worldwide Incorporated
  *23.           Consent of KPMG LLP
  *27.           Financial Data Schedule
  *99.1          Certification of Chief Executive Officer pursuant to Section 906 of the
                 Sarbanes-Oxley Act
  *99.2          Certification of Chief Financial Officer pursuant to Section 906 of the
                 Sarbanes-Oxley Act

-----------------------
* Filed herewith

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

(3) Filed as Exhibit 4.1 to Medialink Worldwide Incorporated Report on Form 8-A dated August 16, 2001 and incorporated herein by reference.

(4) Filed as Exhibit 10.1 to Medialink Worldwide Incorporated Annual Report on Form 10-K dated March 28, 2002 and incorporated herein by reference

(5) Filed as Exhibit 10.2 to Medialink Worldwide Incorporated Annual Report on Form 10-K dated March 28, 2002 and incorporated herein by reference.

(6) Filed as Exhibit 28.2 to Medialink Worldwide Incorporated Current Report on Form 8-K dated July 1, 1997 and incorporated herein by reference.

(7) Filed as Exhibit 2.1 to Medialink Worldwide Incorporated Current Report on Form 8-K dated July 1, 1997 and incorporated herein by reference.

(8) Filed as Exhibit 28.4 to Medialink Worldwide Incorporated Current Report on Form 8-K dated July 1, 1997 and incorporated herein by reference.

(9) Filed as Exhibit 10.33 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(10) Filed as Exhibit 10.34 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(11) Filed as Exhibit 10.35 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(12) Filed as Exhibit 10.36 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

       SIGNATURES
       ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MEDIALINK WORLDWIDE INCORPORATED
--------------------------------

By: /s/ Laurence Moskowitz
--------------------------
Laurence Moskowitz,
Chairman of the Board, Chief Executive Officer and President

By: /s/ J. Graeme McWhirter
---------------------------
J. Graeme McWhirter
Executive Vice President, Secretary and Chief Financial Officer
Dated:  March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Laurence Moskowitz                ........................March 28,2003
--------------------------------------
Laurence Moskowitz, Chairman
 of the Board, Chief Executive Officer and President

 /s/ Harold Finelt                    ........................March 28,2003
--------------------------------------
 Harold Finelt, Director

 /s/ Donald Kimelman                  ........................March 28,2003
--------------------------------------
 Donald Kimelman, Director

 /s/ James J. O'Neill                 ........................March 28,2003
--------------------------------------
 James J. O'Neill, Director

 /s/ Theodore Wm. Tashlik             ........................March 28,2003
--------------------------------------
 Theodore Wm. Tashlik, Director

 /s/ Paul Sagan                       ........................March 28,2003
--------------------------------------
 Paul Sagan, Director

 /s/ J. Graeme McWhirter              ........................March 28,2003
--------------------------------------
 J. Graeme McWhirter, Director
 Executive Vice President, Secretary and Chief Financial Officer

 /s/ Alain Schibl                     ........................March 28,2003
--------------------------------------
 Alain Schibl, Director

/s/ Catherine Lugbauer                ........................March 28,2003
--------------------------------------
Catherine Lugbauer, Director

CERTIFICATION

I, Laurence Moskowitz, certify that:

1. I have reviewed this annual report on Form 10-K of Medialink Worldwide Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


/s/ Laurence Moskowitz
-----------------------
Name: Laurence Moskowitz
Title: Chief Executive Officer

CERTIFICATION

I, J. Graeme McWhirter, certify that:

1. I have reviewed this annual report on Form 10-K of Medialink Worldwide Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ J. Graeme McWhirter
-----------------------
Name: J. Graeme McWhirter
Title: Chief Financial Officer