Form 10-Q
period 2003-03-31
MEDIALINK WORLDWIDE INC
filed 2003-05-14
CIK 812890

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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


                   708 Third Avenue, New York, New York 10017
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (212) 682-8300
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on May 14, 2003:

                  Common Stock - 5,981,449

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION
ITEM 1.           Financial Statements                                                                      3

                  Condensed Consolidated Balance Sheets as of March 31,
                  2003 (unaudited) and December 31, 2002                                                    3

                  Unaudited Condensed Consolidated Statements of Operations
                  for the three months ended March 31, 2003 and 2002                                        4

                  Unaudited Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31, 2003 and 2002                                        5

                  Notes to Unaudited Condensed Consolidated Financial Statements                         6 - 10

ITEM 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                              11 - 17

PART II. OTHER INFORMATION

ITEM 1.           Legal Proceedings                                                                        18

ITEM 2.           Changes in Securities and Use of Proceeds                                                18

ITEM 3.           Defaults Upon Senior Securities                                                          18

ITEM 4.           Submission of Matters to a Vote of Security Holders                                      18

ITEM 5.           Other Information                                                                        18

ITEM 6.           Exhibits and Reports on Form 8-K                                                         18

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 2003 and December 31, 2002

                                                                                      March 31,       December 31,
                                                                                        2003              2002
                                                                                    ------------      ------------
                                                                                               (Unaudited)

                                ASSETS
Current Assets:
   Cash and cash equivalents                                                        $  3,644,853      $  6,389,650
   Accounts receivable, net                                                            8,504,734         6,571,226
   Prepaid and refundable income taxes                                                 2,416,488         2,269,804
   Prepaid expenses and other current assets                                           2,378,741         2,101,334
   Deferred tax assets                                                                   199,000           199,000
                                                                                    ------------      ------------
       Total current assets                                                           17,143,816        17,531,014
                                                                                    ------------      ------------

Property and equipment, net                                                            5,985,543         5,889,840

Goodwill, net                                                                         13,234,049        12,854,121
Customer list and other intangibles, net                                                 119,512           139,512
Investment in joint venture                                                              581,604           681,604
Deferred tax assets                                                                    1,530,000         1,655,000
Other assets                                                                           1,808,274         1,892,243
                                                                                    ------------      ------------
       Total assets                                                                 $ 40,402,798      $ 40,643,334
                                                                                    ============      ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                                $     29,784      $     45,291
   Borrowings on credit facilities                                                     6,037,501         6,536,665
   Accounts payable                                                                    2,802,922         2,203,436
   Accrued expenses and other current liabilities                                      4,781,972         4,654,194
                                                                                    ------------      ------------
       Total current liabilities and total liabilities                                13,652,179        13,439,586
                                                                                    ------------      ------------
Stockholders' Equity:
   Common stock; $.01 par value. Authorized 15,000,000 shares; issued 6,038,573
     shares in 2003 and 5,947,036 shares in 2002                                          60,385            59,470
   Additional paid-in capital                                                         25,043,124        24,768,762
   Retained earnings                                                                   2,252,685         2,930,754
   Accumulated other comprehensive loss                                                 (405,641)         (355,304)
                                                                                    ------------      ------------
                                                                                      26,950,553        27,403,682
   Less common stock in treasury (at cost, 57,124 shares)                               (199,934)         (199,934)
                                                                                    ------------      ------------

       Total stockholders' equity                                                     26,750,619        27,203,748
                                                                                    ------------      ------------
       Total liabilities and stockholders' equity                                   $ 40,402,798      $ 40,643,334
                                                                                    ============      ============

       See notes to unaudited condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2003 and 2002

                                                     2003              2002
                                                 ------------      ------------
Revenues                                         $ 10,960,992      $ 11,075,442

Direct costs                                        3,549,303         3,880,483
                                                 ------------      ------------

     Gross Profit                                   7,411,689         7,194,959

Operating Expenses:
  Selling, general and administrative expenses      7,462,227         7,252,916
  Depreciation and amortization                       538,815           805,520
  Loss from joint venture                             100,000           100,000
                                                 ------------      ------------

     Operating loss                                  (689,353)         (963,477)

Interest expense, net                                 (88,716)          (33,633)
                                                 ------------      ------------

     Loss before income taxes                        (778,069)         (997,110)

Benefit from income taxes                            (100,000)         (300,000)
                                                 ------------      ------------

     Net loss                                    $   (678,069)     $   (697,110)
                                                 ============      ============

Basic and diluted loss per share                 $      (0.11)     $      (0.12)
                                                 ============      ============

       See notes to unaudited condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three Months Ended March 31, 2003 and 2002

                                                                      2003            2002
                                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $  (678,069)     $  (697,110)
                                                                  -----------      -----------
     Adjustments to reconcile net loss to net cash
        (used in) provided by operating activities:
     Depreciation and amortization                                    538,815          805,520
     Deferred income taxes                                            125,000               --
     Equity loss from joint venture                                   100,000          100,000
     Changes in assets and liabilities
       Accounts receivable                                         (1,983,845)         445,917
       Other assets                                                    32,969           73,530
       Prepaid expenses and other current assets                     (277,407)        (698,619)
       Accounts payable and accrued expenses                          938,416          405,104
       Prepaid and refundable taxes                                  (146,684)        (299,298)
                                                                  -----------      -----------
          Net cash (used in) provided by operating activities      (1,350,805)         135,044
                                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for earn out payments on acquisitions                 (315,803)        (225,000)
     Purchases of property and equipment                             (563,518)        (159,126)
                                                                  -----------      -----------
          Net cash used in investing activities                      (879,321)        (384,126)
                                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock in connection
       with the exercise of stock options                                  --              914
     Repayments of long term debt                                     (15,507)         (13,499)
     Borrowings on line of credit - bank                               98,043           55,295
     Payments on line of credit - bank                               (597,207)              --
                                                                  -----------      -----------
          Net cash (used in) provided by financing activities        (514,671)          42,710
                                                                  -----------      -----------
          Net decrease in cash and cash equivalents                (2,744,797)        (206,372)
Cash and cash equivalents at the beginning of period                6,389,650        4,680,075
                                                                  -----------      -----------
Cash and cash equivalents at end of period                        $ 3,644,853      $ 4,473,703
                                                                  ===========      ===========

Supplemental disclosure of non-cash activities:
   Common stock issued in connection with acquisitions            $   275,277      $   358,400
                                                                  ===========      ===========

       See notes to unaudited condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      Basis of presentation

The condensed consolidated financial statements included herein have been prepared by Medialink Worldwide Incorporated and Subsidiaries (collectively, the "Company" or "Medialink"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K filing for the year ended December 31, 2002.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three months ended March 31, 2003. The results for the three months ended March 31, 2003 are not necessarily indicative of the results expected for the full fiscal year.

(2)      Loss per Share

Basic loss per common share is computed using net loss applicable to common stock and the weighted average number of shares outstanding. Diluted loss per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. For the three month periods ended March 31, 2003 and 2002, the Company had common stock equivalents of 41,219 and 26,408, respectively, related to stock options that were not included in the computation of loss per common share because they were antidilutive. The weighted average number of shares for the three months ended March 31, 2003 and 2002 are as follows:


Weighted Average Shares Outstanding
-----------------------------------

                                       For the three months ended March 31,
                                       -----------------------------------
                                           2003                    2002
                                           ----                    ----
         Basic and diluted               5,913,855               5,849,059
                                         =========               ==========

               MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(3)      Comprehensive Loss

The components of comprehensive loss consist of the following:

                                                                    For the three months ended March 31,
                                                                    -----------------------------------
                                                                        2003                    2002
                                                                        ----                    ----
         Net loss                                                   $(678,069)              $(697,110)

         Other comprehensive loss:
            Foreign currency translation
              adjustments                                             (50,337)                   (361)
                                                                    ----------              ---------

         Comprehensive loss                                         $(728,406)              $(697,471)
                                                                    =========               =========


Accumulated other comprehensive loss at March 31, 2003 and December 31, 2002 consists of foreign currency translation adjustments.


(4)      Recent Accounting Pronouncements

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial
recognition  and  measurement   provisions  apply  on  a  prospective  basis  to
guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on our financial position and results of operations.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable

               MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has evaluated the impact of FIN 46 and does not believe that it has any investment in variable interest entities.

(5)      Investments and Acquisitions

On April 8, 2002, TTX Limited ("Teletrax"), a subsidiary of the Company, entered into a Technology License Agreement with Koninklijke Philips Electronics N.V. ("Philips"), for the use of Philips' WaterCast technology. Medialink, which owns 76% of Teletrax, has agreed to advance to Teletrax, in the form of a loan, up to a total of $1.761 million. Through March 31, 2003, Medialink has fulfilled this commitment. The minority shareholder of Teletrax has no future funding obligations and, accordingly, the Company has recorded 100% of the loss from this subsidiary.

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

For the three month period ended March 31, 2003 and 2002 the Company recorded goodwill related to earn-out payments on acquisitions of $380,000 and $375,000, respectively. At March 31, 2003 the Company had no future commitments on any of its acquisitions that would result in additional goodwill to be recorded.


(6)      Line of Credit

The Company has a line of credit facility (the "Credit Facility") for borrowings of up to $7.50 million expiring April 1, 2004. Loans under the Credit Facility bear interest at the 30-Day LIBOR Rate plus 2.25% through 3.25%, per annum, as defined.

Covenants under the line of credit agreement require the Company to meet certain financial ratios, including minimum tangible net worth and minimum earnings before interest, taxes, depreciation, amortization and other charges, as defined in the agreement. Management believes the Company is currently in compliance with the covenants under the line of credit agreement.

Substantially all of the assets of the Company are pledged as collateral under the credit facility.

(7)      Intangible Assets

               MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


Intangible assets consist of the following:

                                               March 31, 2003                              December 31, 2002
                                 ---------------------------------          -----------------------------------
                                           (in thousands)                                (in thousands)

                                     Gross                                      Gross
                Amortization       Carrying     Accumulated                   Carrying     Accumulated
                   Period           Amount     Amortization     Net            Amount     Amortization      Net
                   ------           ------     ------------     ---            ------     ------------      ---
Customer List     5 years            $4,000      $(4,000)      $ --            $4,000        $(4,000)       $ --
Non-competes      4-7.5 years           500         (380)       120               500           (360)        140
                                     ------      -------       ----            ------        -------        ----
Total                                $4,500      $(4,380)      $120            $4,500        $(4,360)       $140
                                     ======      =======       ====            ======        =======        ====


Aggregate amortization expense for the three months ended March 31, 2003 and 2002 was $20,000 and $240,090, respectively.

Estimated future amortization expense is as follows:

         For the nine months ending December 31, 2003              $60,000
         For the year ended December 31, 2004                       60,000
                                                                  --------
         Total estimated amortization                             $120,000
                                                                  ========


(8)      Stock Based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure portion of this statement for the current fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard will have no impact on our consolidated financial position or results of operations. The Financial Accounting Standards Board recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor their progress on the issuance of this standard as well as evaluate our position with respect to current guidance.

 If the Company had elected to recognize compensation cost at the grant date, based on the fair value of the options granted, in 2003 and 2002, as prescribed by SFAS 123, the Company's net loss and loss per share for the periods ended March 31, 2003 and 2002 would approximate the pro forma amounts as indicated below:

               MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


                                                For the three months ended March 31,
                                                    2003                 2002
                                                  ---------           ---------
Net loss - as reported                            $(678,069)          $(697,110)
Deduct:  total stock-based
  employee compensation expense
  determined under the fair
  value method, net of related tax
  effects                                           (80,210)            (94,415)
                                                  ---------           ---------
Net loss - pro forma                              $(758,279)          $(791,525)
                                                  =========           =========


Basic and diluted EPS - as reported               $    (.11)          $    (.12)
Basic and diluted EPS - pro forma                 $    (.13)          $    (.14)


The fair value of each grant is estimated using the Black-Scholes Options Pricing Model with the following assumptions: dividend yield of 0% for all grants, expected volatility of 10% in 2002. There were no options granted during the three months ended March 31, 2003.


(9)      Reclassifications

For  comparability,   certain  2002  amounts  have  been   reclassified,   where
appropriate, to conform to the financial statement presentation used in 2003.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended March 31, 2003 compared to Three months ended March 31, 2002

Revenues for the three months ended March 31, 2003 (the "2003 Quarter") were $10.96 million as compared $11.08 million for the three months ended March 31, 2002 (the "2002 Quarter"), resulting in a decrease of $114,000, or 1%. Revenue from the Company's Media Communications Services decreased by $73,000, or 1%, and the Company's Research Communication Services revenue decreased by $42,000, or 2%. During the 2003 Quarter, the Company experienced a decrease in demand from clients for its Media Communications Services products substantially as a result of the events leading up to the war in Iraq and the commencement of military action. Events which dominate news broadcasts, such as the war in Iraq, can cause the Company's clients to delay or in some cases not use the Company's services because of concern that the impact of their project would be adversely affected by the focus of the media on such news events.

Direct costs decreased by $331,000, or 9%, from $3.88 million in the 2002 Quarter to $3.55 million in the 2003 Quarter. The Company's gross profit percentage was 68% and 65% in the 2003 Quarter and the 2002 Quarter, respectively. The increase in the gross profit percentage was due to a favorable product mix and the result of adjustments the Company made over the last several quarters to its direct cost structure, including renegotiating vendor rates and improving the efficiency of its operating processes.

Selling, general and administrative expenses ("S, G & A") increased by $209,000, or 3%, from $7.25 million in the 2002 Quarter to $7.46 million in the 2003 Quarter. The increase in S, G & A includes increases in payroll and payroll-related costs ("Payroll") of approximately $257,000. The increase in Payroll is substantially the result of Payroll of the Company's subsidiary, formed in April 2003, Teletrax. Additionally, Teletrax incurred other S, G & A expenses of approximately $379,000 during 2003. Offsetting the increases in S, G & A expenses resulting from Teletrax, the Company reduced its S, G & A by approximately $400,000 in 2003 as compared to 2002, including, but not limited to advertising and marketing, travel and entertainment and office costs.

Depreciation and amortization expense decreased by $267,000, or 33%, from $806,000 in the 2002 Quarter to $539,000 in the 2003 Quarter. The decrease was substantially due to the Company's customer list, acquired in conjunction with the acquisition of The Corporate Television Group, which was fully amortized in 2002, resulting in a decrease in amortization of $200,000 between the 2003 and 2002 Quarters.

As a result of the foregoing, the Company had an operating loss of $689,000 in the 2003 Quarter as compared to an operating loss of $963,000 in the 2002 Quarter. The operating loss in 2003 included an operating loss of $619,000 from the Company's 76% owned subsidiary, Teletrax, which was formed in April 2002. The minority shareholder of Teletrax has no future funding obligations and, accordingly, the Company has recorded 100% of the loss from this subsidiary.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Income tax benefit was calculated using Medialink's effective tax rates of 41% in both 2003 and 2002. In both 2003 and 2002 the Company was also subject to minimum state and local taxes and taxes on capital. Additionally, in 2003, as a result of the limited historical results of Teletrax, the Company's newly formed 76% foreign subsidiary, and management's limited ability to project Teletrax's future results, the Company has recorded a valuation allowance of $188,000 related to the foreign deferred tax asset generated by Teletrax's loss.

The Company had a net loss of $678,000 in the 2003 Quarter as compared to a net loss of $697,000 in the 2002 Quarter. In 2003 the Company had a loss per share of $0.11 compared to a loss per share of $0.12 in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Medialink has financed its operations primarily through cash generated from operations and its line of credit facility. Net cash used in operating activities amounted to $1.35 million for the three month period ended March 31, 2003, while net cash provided by operating activities for the comparable period in 2002 was $135,000. The change was the result of the changes in operating assets and liabilities. Most notably during the 2003 quarter accounts receivable increased $1.9 million as compared to the 2002 Quarter where we had a decrease in accounts receivable of $446,000. Capital expenditures which are primarily incurred to support the Company's sales and operations and the continuing roll-out of the Teletrax network were $564,000 in 2003 compared to $159,000 in 2002. Cash flows related to earn out payments on the Company's various acquisitions amounted to $316,000 and $225,000 in 2003 and 2002 Quarters, respectively. As of March 31, 2003 the Company has no potential earn-out payments on its acquisitions.

In August 2001 the Company received an unsolicited takeover bid from United Business Media plc to purchase all of its issued and outstanding common shares. In connection with this unsolicited offer the Company retained a financial advisor to assist the Company in analyzing and considering the unsolicited offer and the various strategic opportunities available to the Company to maximize shareholder value. The terms of the agreement provided that the Company pay the financial advisor between $2,000,000 and $2,500,000 by August 20, 2002. In August 2002 the agreement was amended to decrease the total fees to $1.60 million plus expenses. In accordance with the terms of the amended agreement, as of March 31, 2003, $1.2 million has been paid with the remaining balance due, totaling $400,000 included in accounts payable. The remaining balance was subsequently paid in April 2003.

As of March 31, 2003 Medialink had $3.64 million in cash and cash equivalents as compared to $6.39 million as of December 31, 2002. In addition, the Company had a balance due under its line of credit facility of $6.04 million and $6.54 million at March 31, 2003 and December 31, 2002, respectively. The decrease in cash and cash equivalents of $2.74 million includes purchases of fixed assets of $564,000, cash earn-out payments on acquisitions of $316,000 and pay downs, net of borrowings on its line of credit facility aggregating $499,000. The remaining change was substantially attributable to the increase in accounts receivable, net of the increase in accounts

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


payable and accrued expenses.

The Company believes that it has sufficient capital resources, including cash flow from operations and availability under its line of credit facility to fund its net cash needs for at least the next twelve months.

RISK FACTORS

Major News Events
Events which dominate news broadcasts, such as the events of September 11, 2001 and the war in Iraq, may cause the Company's clients to delay or not use the Company's services for a particular project as such clients may determine that their messages may not receive adequate attention in light of the coverage of other new events. Such circumstances could have a material adverse effect on the Company's business, operating results and financial condition.

Susceptibility to General Economic Conditions
The Company's revenues are affected by its clients' marketing communications spending and advertising budgets. The Company's revenues and results of operations may be subject to fluctuations based upon general economic conditions in the geographic locations where it offers its services or distributes its material. If there were to be continued economic downturn or a continued recession in these geographic locations, the Company expects that business enterprises, including its clients and potential clients, could substantially and immediately reduce their marketing and communications budgets. In the event of such an economic climate, there would be a material adverse effect on the Company's business, operating results, financial condition and ability to refinance its existing line of credit agreement.

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

Provisions of Our Charter Documents May Have Anti-takeover Effects that Could Prevent a Change in Control Even if the Change in Control Would be Beneficial to our Stockholders.

Provisions of our amended and restated certificate of incorporation, by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

Line of credit
The Company has a balance due under its line of credit of $6.04 million with a due date of April 1, 2004, subject to annual renewal thereafter with the lender's consent. Covenants under the line of credit agreement require the Company to meet certain financial ratios, including minimum tangible net worth and minimum earnings before depreciation, amortization, interest and other charges, as defined in the agreement. While management believes the Company is currently in compliance with the covenants under the line of credit agreement, there can be no assurance that the Company will continue to be in compliance in the future. In that event, the Company may be required to raise additional funds in order to repay the outstanding balance under the line of credit and there can be no assurance that, if required, the Company would be able to raise such funds on favorable terms, if at all.

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

Revenue Recognition
Revenue earned from the distribution and monitoring of video news releases and the distribution of printed news releases is recognized in the period that the release is distributed. Fees earned for webcasts, satellite media tours and other live events and the production of video news releases and still photographs are recognized in the period that the services are performed. Fees earned from research services are recognized using the percentage of completion method. Invoices to clients are generated in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled receivables are subsequently invoiced based upon the achievement of specific events as defined by each agreement including deliverables, timetables and incurrence of certain costs. Unbilled receivables are classified as a current asset. Advanced billings to clients in excess of revenue earned are recorded as deferred revenues and are classified as a current liability.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Allowance for Doubtful Accounts
Management must make estimates of the uncollectibility of the Company's accounts receivable. Management specifically analyzes accounts receivable, historical bad debt, customer concentrations, customer creditworthiness and current trends when evaluating the adequacy of the allowance for doubtful accounts.

Goodwill and Intangible Assets
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. Effective January 1, 2002, we adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which required us to cease amortizing goodwill and to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. The annual impairment testing required by SFAS No. 142 also requires the Company to use its judgment and could require the Company to write down the carrying value of its goodwill and other intangible assets in future periods.

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



                  MEDIALINK WORLDWIDE INCORPORATED




                  By: /s/ Laurence Moskowitz
                      -----------------------------
                  Laurence Moskowitz,
                  Chairman of the Board, Chief Executive Officer and President

                  By: /s/ J. Graeme McWhirter
                      -----------------------------
                  J. Graeme McWhirter
                  Executive Vice President, Assistant Secretary,
                  Chief Financial Officer and Director



Dated: May 14, 2003

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

Date: May 14, 2003


/s/ Laurence Moskowitz
---------------------------------
Name: Laurence Moskowitz
Title: Chief Executive Officer

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

Date: May 14, 2003


/s/ J. Graeme McWhirter_
-----------------------
Name: J. Graeme McWhirter
Title: Chief Financial Officer