Form 10-Q
period 2003-06-30
MEDIALINK WORLDWIDE INC
filed 2003-08-14
CIK 812890

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on August 13, 2003:

                  Common Stock - 5,981,449

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements                                                   3

            Condensed Consolidated Balance Sheets as of June 30,
            2003 (unaudited) and December 31, 2002                                 3

            Unaudited Condensed Consolidated Statements of Operations
            for the six months ended June 30, 2003 and 2002                        4

            Unaudited Condensed Consolidated Statements of Operations
            for the three months ended June 30, 2003 and 2002                      5

            Unaudited Condensed Consolidated Statements of Cash Flows
            for the six months ended June 30, 2003 and 2002                        6

            Notes to Unaudited Condensed Consolidated Financial Statements      7 - 13

ITEM 2.     Management's Discussion and Analysis of Financial Condition

            and Results of Operations                                           14 - 21

PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings                                                     22

ITEM 2.     Changes in Securities and Use of Proceeds                             22

ITEM 3.     Defaults Upon Senior Securities                                       22

ITEM 4.     Submission of Matters to a Vote of Security Holders                   22

ITEM 5.     Other Information                                                     22

ITEM 6.     Exhibits and Reports on Form 8-K                                      22

               MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    As of June 30, 2003 and December 31, 2002

                                                                                      June 30,            December 31,
                                                                                        2003                  2002
                                                                                        ----                  ----
                                                                                    (Unaudited)

                                                    ASSETS
Current Assets:
   Cash and cash equivalents                                                     $       3,055,534       $     6,389,650
   Accounts receivable, net                                                              8,122,461             6,571,226
   Prepaid and refundable income taxes                                                   2,641,472             2,269,804
   Prepaid expenses and other current assets                                             2,406,048             2,101,334
   Deferred tax assets                                                                     199,000               199,000
                                                                                ------------------    ------------------
       Total current assets                                                             16,424,515            17,531,014
                                                                                ------------------    ------------------

Property and equipment, net                                                              6,343,116             5,889,840

Goodwill, net                                                                           13,234,051            12,854,121
Customer list and other intangibles, net                                                    99,512              139,512
Investment in joint venture                                                                494,640               681,604
Deferred tax assets                                                                      1,405,000             1,655,000
Other assets                                                                             1,368,797             1,892,243
                                                                                ------------------     -----------------
       Total assets                                                              $      39,369,631       $    40,643,334
                                                                                =================-     =================

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                             $          14,278       $        45,291
   Borrowings on credit facilities                                                       6,000,000             6,536,665
   Accounts payable                                                                      2,121,004             2,203,436
   Accrued expenses and other current liabilities                                        4,991,289             4,654,194
                                                                                ------------------   -------------------
       Total current liabilities and total liabilities                                  13,126,571            13,439,586
                                                                                ------------------   -------------------
Stockholders' Equity:
   Common stock; $.01 par value. Authorized 15,000,000 shares;
     issued 6,038,573 shares in 2003 and 5,947,036 shares in 2002                           60,385                59,470
   Additional paid-in capital                                                           25,043,124            24,768,762
   Retained earnings                                                                     1,654,798             2,930,754
   Accumulated other comprehensive loss                                                   (315,313)             (355,304)
                                                                                ------------------    ------------------
                                                                                        26,442,994            27,403,682
                                                                                ------------------    ------------------
   Less common stock in treasury (at cost, 57,124 shares)                                 (199,934)             (199,934)
                                                                                ------------------    ------------------

       Total stockholders' equity                                                       26,243,060            27,203,748
                                                                                ------------------    ------------------
       Total liabilities and stockholders' equity                                $      39,369,631       $    40,643,334
                                                                                ==================    ==================

       See notes to unaudited condensed consolidated financial statements

               MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Six Months Ended June 30, 2003 and 2002

                                                     2003            2002
                                                     ----            ----

Revenues                                        $ 22,654,155    $ 23,860,264

Direct costs                                       7,384,696       8,449,066
                                                ------------    ------------

     Gross Profit                                 15,269,459      15,411,198

Operating Expenses:
 Selling, general and administrative expenses     15,286,167      14,696,385
 Depreciation and amortization                     1,118,603       1,624,804
 Loss from joint venture                             186,964         175,000

     Operating loss                               (1,322,275)     (1,084,991)

Interest expense, net                               (153,681)        (74,341)
                                                ------------    ------------

     Loss before income taxes                     (1,475,956)     (1,159,332)

Income tax benefit                                  (200,000)       (217,980)
                                                ------------    ------------

     Net loss                                   $ (1,275,956)   $   (941,352)
                                                ============    ============

Basic and diluted loss per share                $      (0.21)   $      (0.16)
                                                ============    ============


       See notes to unaudited condensed consolidated financial statements

               MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2003 and 2002


                                                     2003            2002
                                                     ----            ----

Revenues                                        $ 11,693,163    $ 12,784,822

Direct costs                                       3,835,393       4,568,583
                                                ------------    ------------

     Gross Profit                                  7,857,770       8,216,239

Operating Expenses:
 Selling, general and administrative expenses      7,823,940       7,443,469
 Depreciation and amortization                       579,788         819,284
 Loss from joint venture                              86,964          75,000
                                                ------------    ------------

     Operating loss                                 (632,922)       (121,514)

Interest expense, net                                (64,965)        (40,708)
                                                ------------    ------------

     Loss before income taxes                       (697,887)       (162,222)

Income tax (benefit) expense                        (100,000)         82,020
                                                ------------    ------------

     Net loss                                   $   (597,887)   $   (244,242)
                                                ============    ============

Basic and diluted loss per share                $      (0.10)   $      (0.04)
                                                ============    ============


       See notes to unaudited condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2003 and 2002

                                                                      2003            2002
                                                                      ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $(1,275,956)   $  (941,352)
                                                                  -----------    -----------
     Adjustments to reconcile net loss to net cash
        (used in) provided by operating activities:
     Depreciation and amortization                                  1,118,603      1,624,804

     Deferred income taxes                                            250,000           --
     Equity loss from joint venture                                   186,964        175,000
     Changes in assets and liabilities
       Accounts receivable                                         (1,511,244)    (2,067,138)
       Other assets                                                    55,446       (259,078)
       Prepaid expenses and other current assets                     (304,714)       156,870
       Accounts payable and accrued expenses                          491,239      1,948,151
       Prepaid and refundable taxes                                  (371,668)      (243,000)
                                                                  -----------    -----------
          Net cash (used in) provided by operating activities      (1,361,330)       394,257
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for earn out payments on acquisitions                 (341,229)      (225,000)

     Cash paid for investment in joint venture                           --         (250,000)
     Purchases of property and equipment                           (1,063,879)      (242,722)
                                                                  -----------    -----------
          Net cash used in investing activities                    (1,405,108)      (717,722)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock in connection

       with the exercise of stock options                                --              914
     Repayments of long term debt                                     (31,013)        (4,042)
     Borrowings on line of credit - bank                              153,900        127,577

     Payments on line of credit - bank                               (690,565)          --
                                                                  -----------    -----------
          Net cash (used in) provided by financing activities        (567,678)       124,449
                                                                  -----------    -----------
          Net decrease in cash and cash equivalents                (3,334,116)      (199,016)
Cash and cash equivalents at the beginning of period                6,389,650      4,680,075
                                                                  -----------    -----------
Cash and cash equivalents at end of period                        $ 3,055,534    $ 4,481,059
                                                                  ===========    ===========

Supplemental disclosure of non-cash activities:
   Common stock issued in connection with acquisitions            $   275,277    $   358,400
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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the six and three months ended June 30, 2003. The results for the six and three months ended June 30, 2003 are not necessarily indicative of the results expected for the full fiscal year.

(2)      Loss per Share

Basic loss per common share is computed using net loss applicable to common stock and the weighted average number of shares outstanding. Diluted loss per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. For the six month periods ended June 30, 2003 and 2002, the Company had common stock equivalents of 36,312 and 55,333, respectively, related to stock options that were not included in the computation of loss per common share because they were antidilutive. For the three month periods ended June 30, 2003 and 2002, the Company had common stock equivalents of 31,663 and 91,224, respectively, related to stock options that were not included in the computation of loss per common share because they were antidilutive. The weighted average number of shares for the six and three months ended June 30, 2003 and 2002 are as follows:

Weighted Average Shares Outstanding

                                            For the six months ended June 30,
                                            --------------------------------
                                              2003                    2002
                                              ----                    ----

         Basic and diluted                   5,951,852               5,927,432
                                             =========               =========

                                           For the three months ended June 30,
                                           ----------------------------------
                                              2003                    2002
                                              ----                    ----

         Basic and diluted                   5,989,849               5,955,086
                                             =========               =========

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

(3)      Comprehensive Loss

The components of comprehensive loss consist of the following:

                                            For the six months ended June 30,
                                            --------------------------------
                                              2003                    2002
                                              ----                    ----

         Net loss                          $(1,275,956)              $(941,352)

         Other comprehensive income (loss):

            Foreign currency translation
              adjustments                       39,991                 (51,346)
                                             ---------                ---------

         Comprehensive loss                $(1,235,965)              $(992,698)
                                             =========                 =======

                                           For the three months ended June 30,
                                           ----------------------------------
                                              2003                    2002
                                              ----                    ----

         Net loss                          $(597,887)              $(244,242)

         Other comprehensive income (loss):

            Foreign currency translation
              adjustments                     90,328                 (51,707)
                                           ---------                ---------

         Comprehensive loss                $(507,559)              $(295,949)
                                             =======                 =======

Accumulated other comprehensive loss at June 30, 2003 and December 31, 2002 consists of foreign currency translation adjustments.

(4)      Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Company's financial statements.

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial statements.

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

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

(5)      Investments and Acquisitions

On April 8, 2002 TTX Limited ("Teletrax"), a subsidiary of the Company, entered into a Technology License Agreement with Koninklijke Philips Electronics N.V. ("Philips"), for the use of Philips' WaterCast technology. Medialink, which owns 76% of Teletrax, has agreed to advance to Teletrax, in the form of a loan, up to a total of $1.761 million. Through June 30, 2003, Medialink has fulfilled this commitment. The Company has made additional loans to Teletrax in excess of its contractual commitment and may, at its option, make additional loans in the future. The minority shareholder of Teletrax has no future funding obligations and, accordingly, the Company has recorded 100% of the loss from this subsidiary.

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

For the six month period ended June 30, 2003 and 2002 the Company recorded goodwill related to earn-out payments on acquisitions of $380,000 and $375,000, respectively. At June 30, 2003 the Company had no future commitments on any of its acquisitions that would result in additional goodwill to be recorded.

(6)      Line of Credit

The Company has a line of credit facility (the "Credit Facility") for borrowings of up to $7.50 million expiring April 1, 2004. Loans under the Credit Facility bear interest at the 30-Day LIBOR Rate plus 2.25% through 3.25%, per annum, as defined in the Credit Facility.

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

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

(7)      Intangible Assets

Intangible assets consist of the following:

                                             June 30, 2003                              December 31, 2002
                                   --------------------------------          -----------------------------------
                                           (in thousands)                                (in thousands)

                                     Gross                                      Gross
                Amortization       Carrying     Accumulated                   Carrying     Accumulated
                   Period           Amount     Amortization     Net            Amount     Amortization      Net
                   ------           ------     ------------     ---            ------     ------------      ---
Customer List     5 years            $4,000      $(4,000)      $  -            $4,000        $(4,000)       $  -
Non-competes      4-7.5 years           500         (400)       100               500           (360)        140
                                     ------        -----        ---            ------          -----         ---
Total                                $4,500      $(4,400)      $100            $4,500        $(4,360)       $140
                                      =====        =====        ===             =====          =====         ===

Aggregate amortization expense for the six months ended June 30, 2003 and 2002 was $40,000 and $480,181, respectively.

Aggregate amortization expense for the three months ended June 30, 2003 and 2002 was $20,000 and $240,090, respectively.

Estimated future amortization expense is as follows:

         For the six months ending December 31, 2003                   $40,000
         For the year ended December 31, 2004                           60,000
                                                                      --------
         Total estimated amortization                                 $100,000
                                                                       =======

(8)      Stock Based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure portion of this statement in the quarter ended March 31, 2003. The application of the disclosure portion of this standard will have no impact on our consolidated financial position or results of operations. The Financial Accounting Standards Board recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

2004. We will continue to monitor their progress on the issuance of this standard as well as evaluate our position with respect to current guidance.

If the Company had elected to recognize compensation cost at the grant date, based on the fair value of the options granted, in 2003 and 2002, as prescribed by SFAS 123, the Company's net loss and loss per share for the periods presented would approximate the pro forma amounts as indicated below:

                                                                    For the six months ended June 30,
                                                                    ---------------------------------
                                                                        2003               2002
                                                                        ----               ----
         Net loss - as reported                                      $(1,275,956)     $  (941,352)

         Deduct:  total stock-based
           employee compensation expense
           determined under the fair
           value method, net of related tax
           effects                                                      (140,304)        (174,626)
                                                                    ------------      -----------
         Net loss - pro forma                                        $(1,416,260)     $(1,115,978)
                                                                      ===========      ===========
         Basic and diluted EPS - as reported                         $      (.21)     $      (.16)
         Basic and diluted EPS - pro forma                           $      (.24)     $      (.19)

                                                                   For the three months ended June 30,
                                                                   -----------------------------------
                                                                        2003               2002
                                                                        ----               ----
         Net loss - as reported                                      $  (597,887)     $  (244,242)

         Deduct:  total stock-based
           employee compensation expense
           determined under the fair
           value method, net of related tax
           effects                                                       (60,094)         (80,210)
                                                                     -----------       ----------
         Net loss - pro forma                                        $  (657,981)       $(324,452)
                                                                        =========        =========

         Basic and diluted EPS - as reported                         $      (.10)     $      (.04)
         Basic and diluted EPS - pro forma                           $      (.11)     $      (.05)

The fair value of each grant is estimated using the Black-Scholes Options Pricing Model with the following assumptions: dividend yield of 0% for all grants and expected volatility of 10% in 2002. There were no options granted during the six months ended June 30, 2003.

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

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Six months ended June 30, 2003 compared to Six months ended June 30, 2002

Revenues for the six months ended June 30, 2003 ("2003") were $22.65 million as compared to $23.86 million for the six months ended June 30, 2002 ("2002"), resulting in a decrease of $1.21 million, or 5%. Revenue from the Company's Media Communications Services decreased by $1.00 million, or 5%, and the Company's Research Communication Services revenue decreased by $351,000, or 7%. Additionally, revenue from Teletrax, the Company's 76% owned subsidiary, was $269,000 in 2003, an increase of $148,000 as compared to 2002. During 2003, the Company experienced a decrease in demand from clients for its Media Communications Services products as a result of the events leading up to the war in Iraq and the commencement of military action. Events which dominate news broadcasts, such as the war in Iraq, can cause the Company's clients to delay the use of, or in some cases not use, the Company's services, due to concern, that the impact of their projects would be adversely affected by the focus of the media on such news events. Additionally, during 2003 the Company was negatively affected by continuing adverse economic conditions, particularly in the public relations and advertising sectors.

Direct costs decreased by $1.06 million, or 13%, from $8.45 million in 2002 to $7.38 million in 2003. The Company's gross profit percentage was 67% and 65% in 2003 and 2002, respectively. The increase in the gross profit percentage was due to a favorable product mix and the result of adjustments the Company made over the last several quarters to its direct cost structure, including renegotiating vendor rates and improving the efficiency of its operating processes. Although the Company experienced a decrease in revenue of $1.21 million, as a result of the Company's improved margins, the decrease in gross profit was only $142,000.

Selling, general and administrative expenses ("S, G & A") increased by $590,000, or 4%, from $14.70 million in 2002 to $15.29 million in 2003. The increase in S, G & A includes increases in payroll and payroll-related costs ("Payroll") of approximately $668,000. The increase in Payroll is substantially the result of termination costs during 2003 ($430,000) and the increase of Payroll related to Teletrax, the Company's subsidiary, formed in April 2002, ($454,000), net of savings of $216,000 from the Company's remaining operations. Additionally, Teletrax had increases in other S, G & A expenses of approximately $480,000 in 2003 as compared to 2002. Offsetting the increases in S, G & A expenses relating to Teletrax, the Company otherwise reduced its S, G & A by approximately $558,000 in 2003 as compared to 2002, including, but not limited to savings in advertising and marketing, travel and entertainment, and office costs.

Depreciation and amortization expense decreased by $506,000, or 31%, from $1.62 million in 2002 to $1.12 million in 2003. The decrease was substantially due to the Company's customer list, acquired in conjunction with the acquisition of The Corporate TV Group, Inc. which was fully amortized in 2002, resulting in a decrease in amortization of $400,000 between 2003 and 2002.

As a result of the foregoing, the Company had an operating loss of $1.32 million in 2003 as

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

compared to an operating loss of $1.08 in 2002. The operating loss in 2003 and 2002 included operating losses of $1.37 million and $223,000, respectively, from the Company's 76% owned subsidiary, Teletrax. The minority shareholder of Teletrax has no future funding obligations and, accordingly, the Company has recorded 100% of the loss from this subsidiary.

Income tax benefit was calculated using Medialink's effective tax rates of 41% in both 2003 and 2002. In both 2003 and 2002 the Company was also subject to minimum state and local taxes and taxes on capital. Additionally, as a result of the limited historical results of Teletrax, and management's limited ability to project Teletrax's future results, the Company has recorded a valuation allowance of $292,000 and $66,000 in 2003 and 2002, respectively, related to the foreign deferred tax asset generated by Teletrax's losses.

The Company had a net loss of $1.28 million in 2003 as compared to a net loss of $941,000 in 2002. In 2003 the Company had a loss per share of $0.21 compared to a loss per share of $0.16 in 2002.

Three months ended June 30, 2003 compared to Three months ended June 30, 2002

Revenues for the quarter ended June 30, 2003 (the "2003 Quarter") were $11.69 million as compared to $12.78 million for the quarter ended June 30, 2002 (the "2002 Quarter"), a decrease of $1.09 million, or 9%. Revenue from the Company's Media Communications Services decreased by $834,000, or 8%, and the Company's Research Communication Services revenue decreased by $309,000, or 13%. During the 2003 Quarter, the Company was negatively affected by the war in Iraq and the continuing economic condition, particularly in the public relations and advertising sectors.

Direct costs decreased by $733,000, or 16%, from $4.57 million in the 2002 Quarter to $3.84 million in the 2003 Quarter. The Company's gross profit percentage was 67% and 64% in the 2003 and 2002 Quarters, respectively. The increase in the gross profit percentage was due to a favorable product mix and the result of adjustments the Company made over the last several quarters to its direct cost structure, including renegotiating vendor rates and improving the efficiency of its operating processes.

S, G & A increased by $380,000, or 5%, from $7.44 million in the 2002 Quarter to $7.82 million in the 2003 Quarter. The increase in S, G & A includes increases in Payroll of approximately $411,000. The increase in Payroll is substantially the result of termination costs of $430,000 incurred in the 2003 Quarter and the increase in Payroll of $223,000 related to Teletrax, net of savings of $242,000 from the Company's remaining operations. Additionally, Teletrax had increases in other S, G & A expenses of approximately $280,000 in the 2003 Quarter as compared to the 2002 Quarter. Offsetting the increases in S, G & A expenses relating to Teletrax, the Company otherwise reduced its S, G & A by approximately $311,000 in the 2003 Quarter as compared to the 2002 Quarter, including, but not limited to, advertising and marketing, travel and entertainment and office costs.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Depreciation and amortization expense decreased by $239,000, or 29%, from $819,000 in the 2002 Quarter to $580,000 in the 2003 Quarter. The decrease was substantially due to the Company's customer list, acquired in conjunction with the acquisition of The Corporate TV Group, Inc. which was fully amortized in 2002, resulting in a decrease in amortization of $200,000 between the 2003 and 2002 Quarters.

As a result of the foregoing, the Company had an operating loss of $633,000 in the 2003 Quarter as compared to an operating loss of $122,000 in the 2002 Quarter. The operating loss in the 2003 and 2002 Quarters included operating losses of $740,000 and $223,000, respectively, from Teletrax. The minority shareholder of Teletrax has no future funding obligations and, accordingly, the Company has recorded 100% of the loss from this subsidiary.

Income tax benefit was calculated using Medialink's effective tax rates of 41% in both the 2003 and 2002 Quarters. In both Quarters the Company was also subject to minimum state and local taxes and taxes on capital. Additionally, as a result of the limited historical results of Teletrax, and management's limited ability to project Teletrax's future results, the Company has recorded a valuation allowance of $104,000 and $66,000 in the 2003 Quarter and the 2002 Quarter, respectively, related to the foreign deferred tax asset generated by Teletrax's losses.

The Company had a net loss of $598,000 in the 2003 Quarter as compared to a net loss of $244,000 in the 2002 Quarter. In the 2003 Quarter the Company had a loss per share of $0.10 compared to a loss per share of $0.04 in the 2002 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

Medialink has financed its operations primarily through cash generated from operations and its line of credit facility. Net cash used in operating activities amounted to $1.36 million for the six month period ended June 30, 2003, while net cash provided by operating activities for the comparable period in 2002 was $394,000. The change was the result of the changes in operating assets and liabilities. Capital expenditures which are primarily incurred to support the Company's sales and operations and the continuing roll-out of the Teletrax network were $1.06 million in 2003 compared to $243,000 in 2002. Cash flows related to earn out payments on the Company's various acquisitions amounted to $341,000 and $225,000 in 2003 and 2002, respectively. As of June 30, 2003 the Company has no potential earn-out payments on its acquisitions.

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

amended to decrease the total fees to $1.60 million plus expenses. In accordance with the terms of the amended agreement, the Company paid the final balance due in April 2003.

In June 2003 the Company incurred termination costs of approximately $430,000. As of June 30, 2003 the entire balance is included in accrued expenses. The Company anticipates that the balance will be paid over the next two quarters.

As of June 30, 2003 Medialink had $3.06 million in cash and cash equivalents as compared to $6.39 million as of December 31, 2002. In addition, the Company had a balance due under its line of credit facility of $6.00 million and $6.54 million at June 30, 2003 and December 31, 2002, respectively. The decrease in cash and cash equivalents of $3.33 million includes purchases of fixed assets of $1.06 million, cash earn-out payments on acquisitions of $341,000 and pay downs, net of borrowings on its line of credit facility aggregating $537,000. The remaining change was substantially attributable to the increase in accounts receivable, net of the increase in accrued expenses.

The Company believes that it has sufficient capital resources, including cash flow from operations and availability under its line of credit facility to fund its net cash needs for at least the next twelve months.

RISK FACTORS

The following "Risk Factors" discussed in our Form 10-K for the fiscal year ended December 31, 2002, are among the factors that could cause actual results to differ materially from the forward-looking statements:

Major News Events

Events which dominate news broadcasts, such as the events of September 11, 2001, and the war in Iraq, may cause the Company's clients to delay the use of, or not use, the Company's services for a particular project as such clients may determine that their messages may not receive adequate attention in light of the coverage of other new events. Such circumstances could have a material adverse effect on the Company's business, operating results and financial condition.

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

Line of Credit

The Company has a balance due under its line of credit of $6.00 million with a due date of April 1, 2004, subject to annual renewal thereafter with the lender's consent. Covenants under the line of credit agreement require the Company to meet certain financial ratios, including minimum tangible net worth and minimum earnings before depreciation, amortization, interest and other charges, as defined in the agreement. While management believes the Company is currently in compliance with the covenants under the line of credit agreement, there can be no assurance that the Company will continue to be in compliance in the future. In that event, the Company may be required to raise additional funds in order to repay the outstanding balance under the line of credit and there can be no assurance that, if required, the Company would be able to raise such funds on favorable terms, if at all.

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

Other Risk Factors

Other risk factors include our recent history of losses, our ability to achieve or maintain profitability, effectiveness of our cost reduction programs, our ability to develop new services and market acceptance of such services, such as Teletrax, our ability to develop new products and services that keep pace with technology, our ability to develop and maintain successful relationships with critical vendors, and the potential negative effects of our international operations on the Company. In addition, future acquisitions or divestitures and the absence of long term contracts with customers and vendors may adversely effect our operations and have an adverse effect on pricing, revenues, gross margins and our customer base.

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

Revenue Recognition

Revenue earned from the distribution and monitoring of video news releases and the distribution of printed news releases is recognized in the period that the release is distributed. Fees earned for webcasts, satellite media tours and other live events and the production of video news releases and still photographs are recognized in the period that the services are performed. Fees earned from research services are recognized using the percentage of completion method. Invoices to clients are generated in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled receivables are subsequently invoiced based upon the achievement of specific events as defined by each agreement including deliverables, timetables and incurring of certain costs. Unbilled receivables are classified as a current asset. Advanced billings to clients in excess of revenue earned are recorded as deferred revenues and are classified as a current liability.

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

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. Effective January 1, 2002, we adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which required us to cease amortizing goodwill and to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. The annual impairment testing required by SFAS No. 142 will also require the Company to use its judgment and could require the Company to reduce the carrying value of its goodwill and other intangible assets in future periods.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We considered all of the available evidence to arrive at our position on the net deferred tax assets; however, should circumstances change causing us to alter our judgment in this regard, there may be an impact on future operating results.

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

                          None

          ITEM 5. Other Information.

                          None

          ITEM 6. Exhibits and Reports on Form 8-K.

               (a) Exhibits:

                    31. Certifications pursuant to Section302 of the Sarbanes-Oxley Act of 2002.

                    32. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (b) Report on Form 8-K:

                         Report on Form 8-K dated April 29, 2003 regarding earnings for the first quarter ended March 31, 2003.

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

Dated: August 13, 2003