Form 10-Q
period 2003-09-30
MEDIALINK WORLDWIDE INC
filed 2003-11-14
CIK 812890

U.S. Securities and Exchange
                             Commission Washington,
                                   D.C. 20549
                                    Form 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                   708 Third Avenue, New York, New York 10017
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)
                                 (212) 682-8300
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on November 14, 2003:

                  Common Stock - 5,981,449

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements                             3

         Condensed Consolidated Balance Sheets as of September 30,
         2003 (unaudited) and December 31, 2002                                  3

         Unaudited Condensed Consolidated Statements of Operations
         for the nine months ended September 30, 2003 and 2002                   4

         Unaudited Condensed Consolidated Statements of Operations
         for the three months ended September 30, 2003 and 2002                  5

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the nine months ended September 30, 2003 and 2002                   6

         Notes to Unaudited Condensed Consolidated Financial Statements       7 - 14

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            15 - 22

ITEM 3.  Qualitative and Quantitative Disclosure about Market Risk              23

ITEM 4.  Controls and Procedures                                                23


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                      24

ITEM 2.  Changes in Securities and Use of Proceeds                              24

ITEM 3.  Defaults Upon Senior Securities                                        24

ITEM 4.  Submission of Matters to a Vote of Security Holders                    24

ITEM 5.  Other Information                                                      24

ITEM 6.  Exhibits and Reports on Form 8-K                                       24

SIGNATURES

CERTIFICATIONS


PART I. FINANCIAL INFORMATION


                                          MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                           As of September 30, 2003 and December 31, 2002

                                                                                               September 30,          December 31,
                                                                                                   2003                   2002
                                                                                               ------------           ------------
                                                                                               (Unaudited)

                                                               ASSETS
Current Assets:
   Cash and cash equivalents                                                                   $  4,386,795           $  6,389,650
   Accounts receivable, net                                                                       6,537,263              6,571,226
   Prepaid and refundable income taxes                                                            1,290,657              2,269,804
   Prepaid expenses and other current assets                                                      3,061,834              2,101,334
   Deferred tax assets                                                                              199,000                199,000
                                                                                               ------------           ------------
       Total current assets                                                                      15,475,549             17,531,014
                                                                                               ------------           ------------

Property and equipment, net                                                                       5,969,851              5,889,840

Goodwill, net                                                                                    13,234,051             12,854,121
Customer list and other intangibles, net                                                             79,514                139,512
Investment in joint venture                                                                         412,411                681,604
Deferred tax assets                                                                               1,405,000              1,655,000
Other assets                                                                                      1,316,074              1,892,243
                                                                                               ------------           ------------
       Total assets                                                                            $ 37,892,450           $ 40,643,334
                                                                                               ============           ============

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                                           $         --           $     45,291
   Borrowings on credit facilities                                                                5,500,000              6,536,665
   Accounts payable                                                                               1,628,347              2,203,436
   Accrued expenses and other current liabilities                                                 5,362,033              4,654,194
                                                                                               ------------           ------------
       Total current liabilities                                                                 12,490,380             13,439,586
Other liabilities                                                                                   392,000                     --
                                                                                               ------------           ------------
Total liabilities                                                                                12,882,380             13,439,586
Stockholders' Equity:
   Common stock; $.01 par value. Authorized 15,000,000 shares; issued 6,038,573
     shares in 2003 and 5,947,036 shares in 2002                                                     60,385                 59,470
   Additional paid-in capital                                                                    25,043,125             24,768,762
   Retained earnings                                                                                585,607              2,930,754
   Accumulated other comprehensive loss                                                            (479,113)              (355,304)
                                                                                               ------------           ------------
                                                                                                 25,210,004             27,403,682
                                                                                               ------------           ------------
   Less common stock in treasury (at cost, 57,124 shares)                                          (199,934)              (199,934)
                                                                                               ------------           ------------

       Total stockholders' equity                                                                25,010,070             27,203,748
                                                                                               ------------           ------------
       Total liabilities and stockholders' equity                                              $ 37,892,450           $ 40,643,334
                                                                                               ============           ============



                                  See notes to unaudited condensed consolidated finncial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 2003 and 2002


                                                           2003                   2002
                                                      ------------           -------------
Revenues                                              $ 32,975,242           $ 35,236,586

Direct costs                                            10,621,035             12,111,948
                                                      ------------           -------------

     Gross Profit                                       22,354,207             23,124,638

Operating Expenses:
Selling, general and administrative expenses            22,155,355             21,811,947
Depreciation and amortization                            1,807,241              2,072,923
Loss from joint venture                                    269,193                275,000
Restructuring charge - operating lease                     592,000                     --
Advisory charges                                                --              1,300,000
                                                      ------------           -------------

     Operating loss                                     (2,469,582)            (2,335,232)

Interest expense, net                                     (225,565)              (146,020)
                                                      ------------           -------------

     Loss before income taxes                           (2,695,147)            (2,481,252)

Income tax benefit                                        (350,000)              (547,980)
                                                      ------------           -------------

     Net loss                                         $ (2,345,147)          $ (1,933,272)
                                                      ============           =============

Basic and diluted loss per share                      $      (0.39)          $      (0.33)
                                                      ============           =============

        See notes to unaudited condensed consolidated finncial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 2003 and 2002


                                                           2003                   2002
                                                      ------------           -------------
Revenues                                              $ 10,321,087           $ 11,376,322

Direct costs                                             3,236,339              3,662,882
                                                      ------------           -------------

     Gross Profit                                        7,084,748              7,713,440

Operating Expenses:
Selling, general and administrative expenses             6,925,329              7,115,562
Depreciation and amortization                              632,497                448,119
Loss from joint venture                                     82,229                100,000
Restructuring charge - operating lease                     592,000                     --
Advisory charges                                                --              1,300,000
                                                      ------------           -------------

     Operating loss                                     (1,147,307)            (1,250,241)

Interest expense, net                                      (71,884)               (71,679)
                                                      ------------           -------------

     Loss before income taxes                           (1,219,191)            (1,321,920)

Income tax benefit                                        (150,000)              (330,000)
                                                      ------------           -------------

     Net loss                                         $ (1,069,191)          $   (991,920)
                                                      ============           =============

Basic and diluted loss per share                      $      (0.18)          $      (0.17)
                                                      ============           =============


       See notes to unaudited condensed consolidated finncial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2003 and 2002



                                                                             2003                  2002
                                                                        ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $(2,345,147)          $(1,933,272)
                                                                        ------------          ------------
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
     Depreciation and amortization                                        1,807,241             2,072,923
     Deferred income taxes                                                  250,000               120,000
     Equity loss from joint venture                                         269,193               275,000
     Restructuring charge                                                   592,000
     Changes in assets and liabilities
       Accounts receivable                                                  (89,846)             (800,271)
       Other assets                                                          57,169              (260,109)
       Prepaid expenses and other current assets                           (960,500)              263,069
       Accounts payable and accrued expenses                                169,326             2,601,042
       Prepaid and refundable taxes                                         979,147              (703,000)
                                                                         ------------          ------------
          Net cash provided by operating activities                         728,583             1,635,382
                                                                         ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for earn out payments on acquisitions                       (341,231)             (225,000)
     Cash paid for investment in joint venture                                   --              (250,000)
     Purchases of property and equipment                                 (1,308,252)             (779,561)
                                                                         ------------          ------------
          Net cash used in investing activities                          (1,649,483)           (1,254,561)
                                                                         ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock in connection
       with the exercise of stock options                                        --                   914
     Repayments of long term debt                                           (45,291)              (41,313)
     Borrowings on line of credit - bank                                    211,930               203,257
     Payments on line of credit - bank                                   (1,248,594)                   --
                                                                         ------------          ------------
          Net cash (used in) provided by financing activities            (1,081,955)              162,858
                                                                         ------------          ------------
          Net (decrease) increase in cash and cash equivalents           (2,002,855)              543,679
Cash and cash equivalents at the beginning of period                      6,389,650             4,680,075
                                                                         ------------          ------------
Cash and cash equivalents at end of period                               $4,386,795            $5,223,754
                                                                         ============          ============

Supplemental disclosure of non-cash activities:
   Common stock issued in connection with acquisitions                   $  275,277            $  358,400
                                                                         ===========           ============

   Treasury stock transaction                                            $       --            $  199,934
                                                                         ===========           ============

       See notes to unaudited condensed consolidated finncial statements

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the nine and three months ended September 30, 2003. The results for the nine and three months ended September 30, 2003 are not necessarily indicative of the results expected for the full fiscal year.

(2)      Loss per Share

Basic loss per common share is computed using net loss applicable to common stock and the weighted average number of shares outstanding. Diluted loss per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. For the nine month periods ended September 30, 2003 and 2002, the Company had common stock equivalents of 52,667 and 62,861, respectively, related to stock options that were not included in the computation of loss per common share because they were antidilutive. For the three month periods ended September 30, 2003 and 2002, the Company had common stock equivalents of 95,905 and 86,096, respectively, related to stock options that were not included in the computation of loss per common share because they were antidilutive. The weighted average number of shares for the nine and three months ended September 30, 2003 and 2002 are as follows:

Weighted Average Shares Outstanding
-----------------------------------

                                         For the nine months ended September 30,
                                        ----------------------------------------
                                               2003                    2002
                                            ---------               ---------
         Basic and diluted                  5,964,504               5,917,609
                                            =========               =========



                                        For the three months ended September 30,
                                        ----------------------------------------
                                              2003                    2002
                                            ---------               ---------
         Basic and diluted                  5,981,449               5,897,962
                                            =========               =========

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

(3)      Comprehensive Loss

The components of comprehensive loss consist of the following:

                                        For the nine months ended September 30,
                                        ---------------------------------------
                                             2003                    2002
                                        -------------           ---------------
      Net loss                          $(2,345,147)            $(1,933,272)

      Other comprehensive loss:
         Foreign currency translation
           adjustments                     (123,809)                (69,927)
                                        -------------           ---------------
         Comprehensive loss             $(2,468,956)            $(2,003,199)
                                        =============           ===============


                                        For the three months ended September 30,
                                        ----------------------------------------
                                             2003                    2002
                                        =============             =============

         Net loss                       $(1,069,191)                $(991,920)

         Other comprehensive loss:
          Foreign currency translation
           adjustments                     (163,800)                  (18,581)
                                        -------------             -------------

         Comprehensive loss              $(1,232,991)              $(1,010,501)
                                        =============             =============


Accumulated other comprehensive loss at September 30, 2003 and December 31, 2002 consists of foreign currency translation adjustments.

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

(4)      Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and did not have an impact on the Company's financial statements.

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

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has evaluated the impact of FIN 46 and does not believe that it has any investment in variable interest entities.

(5)      Investments and Acquisitions

On April 8, 2002 TTX Limited ("Teletrax"), a subsidiary of the Company, entered into a Technology License Agreement with Koninklijke Philips Electronics N.V. ("Philips"), for the use of Philips' WaterCast technology. Medialink, which owns 76% of Teletrax, has agreed to advance to Teletrax, in the form of a loan, up to a total of $1.761 million. Through September 30, 2003, Medialink has fulfilled this commitment. The Company has made additional loans to Teletrax in excess of its contractual commitment and may, at its option, make additional loans in the future. The minority shareholder of Teletrax has no future funding obligations and, accordingly, the Company has recorded 100% of the loss from this subsidiary.

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

For the nine month period ended September 30, 2003 and 2002 the Company recorded goodwill related to earn-out payments on acquisitions of $380,000 and $375,000, respectively. At September 30, 2003 the Company had no future commitments on any of its acquisitions that would result in additional goodwill to be recorded.


(6)      Line of Credit

The Company has a line of credit facility (the "Credit Facility") for borrowings of up to $7.50 million expiring April 1, 2004. Loans under the Credit Facility bear interest at the 30-Day LIBOR Rate plus 2.25% through 3.25%, per annum, as defined in the Credit Facility.

Covenants under the line of credit agreement require the Company to meet certain financial ratios, including minimum tangible net worth and minimum earnings before interest, taxes, depreciation, amortization and other charges, and certain spending limits related to capital expenditures and Teletrax, as defined in the agreement. Management believes the Company is currently in compliance with the covenants under the line of credit agreement.

Substantially all of the assets of the Company are pledged as collateral under the Credit Facility.

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

(7)      Intangible Assets

Intangible assets consist of the following:


                                         September 30, 2003                         December 31, 2002
                                   --------------------------------       ----------------------------------
                                           (in thousands)                            (in thousands)

                                     Gross                                  Gross
                Amortization       Carrying     Accumulated               Carrying     Accumulated
                   Period           Amount     Amortization     Net        Amount     Amortization      Net
                ------------       --------    ------------   -----       ---------   -------------    -----
Customer List     5 years            $4,000      $(4,000)   $  -           $4,000        $(4,000)      $  -
Non-competes      4-7.5 years           500         (420)        80           500           (360)        140
                                   --------    ------------   -----       ---------   -------------    -----
Total                                $4,500      $(4,420)       $80        $4,500        $(4,360)       $140
                                   ========    ============   =====       =========   =============    =====


Aggregate amortization expense for the nine months ended September 30, 2003 and 2002 was $60,000 and $470,196, respectively.

Estimated future amortization expense is as follows:

         For the three months ending December 31, 2003                   $20,000
         For the year ended December 31, 2004                             60,000
                                                                         -------
         Total estimated amortization                                    $80,000
                                                                         =======

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

(8)      Stock Based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure portion of this statement at December 31, 2002. The Financial Accounting Standards Board recently indicated that it will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. The Company will continue to monitor its progress on the issuance of this standard as well as evaluate its position with respect to current guidance.

If the Company had elected to recognize compensation cost at the grant date, based on the fair value of the options granted, in 2003 and 2002, as prescribed by SFAS 123, the Company's net loss and loss per share for the periods presented would approximate the pro forma amounts as indicated below:

                                        For the nine months ended September 30,
                                        ---------------------------------------
                                              2003                     2002
                                        ----------------        ---------------
Net loss - as reported                       $(2,345,147)        $   (1,933,272)
Deduct:  total stock-based
  employee compensation expense
  determined under the fair
  value method, net of related tax
  effects                                       (198,647)              (254,836)
                                        ----------------        ---------------
Net loss - pro forma                         $(2,543,794)           $(2,188,108)
                                        ================        ===============

Basic and diluted EPS - as reported       $         (.39)        $         (.33)
Basic and diluted EPS - pro forma         $         (.43)        $         (.37)


                                        For the three months ended September 30,
                                        ---------------------------------------
                                                2003               2002
                                        ----------------        ---------------
Net loss - as reported                       $(1,069,191)       $      (991,920)
Deduct:  total stock-based
  employee compensation expense
  determined under the fair
  value method, net of related tax
  effects                                        (58,342)               (80,210)
                                        ----------------        ---------------
Net loss - pro forma                         $(1,127,533)       $    (1,072,130)
                                        ================        ===============

Basic and diluted EPS - as reported       $         (.18)       $          (.17)
Basic and diluted EPS - pro forma         $         (.19)       $          (.18)

The fair value of each grant is estimated using the Black-Scholes Options Pricing Model with the following assumptions: dividend yield of 0% for all grants; expected volatility of 10% in 2002; and risk-free interest rate of 4.25% in 2002. There were no options granted during the nine months ended September 30, 2003.

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

(9)      Reclassifications

For  comparability,   certain  2002  amounts  have  been   reclassified,   where
appropriate, to conform to the financial statement presentation used in 2003.

(10)     Restructuring Charge - Operating Lease

In September 2003 the Company entered into an agreement to sublease excess office space in its Norwalk, CT location. The sublease resulted in a $592,000 restructuring charge to operations in the 3rd quarter of 2003 calculated as follows:

         Present value of current lease obligation              $1,010,000
         Present value of sublet rental income                    (519,000)
         Cost incurred in connection with agreement                101,000
                                                                ----------
         Net restructuring charge                               $  592,000
                                                                ==========

Both the existing lease and sublease expire in February 2008.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Revenues for the nine months ended September 30, 2003 ("2003") were $32.98 million as compared to $35.24 million for the nine months ended September 30, 2002 ("2002"), a decrease of $2.26 million, or 6%. Revenue from the Company's Media Communications Services decreased by $2.04 million, or 7%, and the Company's Research Communication Services revenue decreased by $403,000, or 6%. Additionally, revenue from Teletrax, the Company's 76% owned subsidiary, was $412,000 in 2003, an increase of $184,000, or 81%, as compared to 2002. During 2003, the Company experienced a decrease in demand from clients for its Media Communications Services products as a result of the events leading up to the war in Iraq and the commencement of military action. Events which dominate news broadcasts, such as the war in Iraq, can cause the Company's clients to delay the use of, or in some cases not use the Company's services, due to concern that the impact of their projects would be adversely affected by the focus of the media on such news events. Additionally, during 2003 the Company was negatively affected by the continuing adverse economic conditions, particularly in the public relations sector.

Direct costs decreased by $1.49 million, or 12%, from $12.11 million in 2002 to $10.62 million in 2003. The Company's gross profit percentage was 68% and 66% in 2003 and 2002, respectively. The increase in the gross profit percentage was due to a favorable product mix and the result of adjustments the Company made over the last several quarters to its direct cost structure, including renegotiating vendor rates and improving the efficiency of its operating processes. Although the Company experienced a decrease in revenue of $2.26 million, as a result of the Company's improved margins, the decrease in gross profit was $770,000.

Selling, general and administrative expenses ("S, G & A") increased by $343,000, or less than 2%, from $21.81 million in 2002 to $22.16 million in 2003. The increase in S, G & A includes increases in payroll and payroll-related costs ("Payroll") of approximately $434,000. The increase in Payroll is substantially the result of termination costs during 2003 ($430,000) and the increase of Payroll related to Teletrax, the Company's subsidiary, formed in April 2002, ($591,000), net of savings of $587,000 from the Company's remaining operations. Additionally, Teletrax had increases in other S, G & A expenses of approximately $529,000 in 2003 as compared to 2002. Offsetting the increases in S, G & A expenses relating to Teletrax, the Company otherwise reduced its S, G & A by approximately $619,000 in 2003 as compared to 2002, including, but not limited to savings in advertising and marketing, travel and entertainment, and office costs.

Depreciation and amortization expense decreased by $266,000, or 13%, from $2.07 million in 2002 to $1.81 million in 2003. In 2002 a customer list, acquired in conjunction with the acquisition of The Corporate TV Group, Inc,. was fully amortized. As a result, there was a decrease in amortization of $367,000. Additionally, depreciation and amortization increased approximately $107,000 due to current year fixed asset additions, substantially related to the roll out of Teletrax.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In September 2003 the Company entered into an agreement to sublease excess office space in its Norwalk, CT location. The sublease resulted in a $592,000 restructuring charge to operations in the 3rd quarter of 2003.

In August 2001 the Company received an unsolicited takeover bid by United Business Media plc to purchase all of its issued and outstanding common shares. In connection with this unsolicited offer the Company incurred legal and financial advisory expenses of approximately $1.30 million during 2002. The unsolicited offer is no longer active and the Company does not anticipate incurring any additional costs.

As a result of the foregoing, the Company had an operating loss of $2.47 million in 2003 as compared to an operating loss of $2.34 in 2002. The operating loss in 2003 and 2002 included operating losses of $1.91 million and $460,000, respectively, from the Company's 76% owned subsidiary, Teletrax. The minority shareholder of Teletrax has no future funding obligations and, accordingly, the Company has recorded 100% of the loss from this subsidiary.

Income tax benefit was calculated using Medialink's effective tax rates of 41% in both 2003 and 2002. In both 2003 and 2002 the Company was also subject to minimum state and local taxes and taxes on capital. Additionally, as a result of the limited historical results of Teletrax, and management's limited ability to project Teletrax's future results, the Company has recorded increases in its valuation allowance of $485,000 and $181,000 in 2003 and 2002, respectively, related to the foreign deferred tax asset generated by Teletrax's losses.

The Company had a net loss of $2.35 million in 2003 as compared to a net loss of $1.93 million in 2002. In 2003 the Company had a loss per share of $0.39 compared to a loss per share of $0.33 in 2002.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Three months ended September 30, 2003 compared to three months ended September 30, 2002

Revenues for the quarter ended September 30, 2003 (the "2003 Quarter") were $10.32 million as compared to $11.38 million for the quarter ended September 30, 2002 (the "2002 Quarter"), a decrease of $1.06 million, or 9%. Revenue from the Company's Media Communications Services decreased by $1.04 million, or 12%, and the Company's Research Communication Services revenue decreased by $51,000, or 2%. During the 2003 Quarter, the Company was negatively affected by the continuing adverse economic condition, particularly in the public relations sector.

Direct costs decreased by $427,000, or 12%, from $3.66 million in the 2002 Quarter to $3.24 million in the 2003 Quarter. The Company's gross profit percentage was 69% and 68% in the 2003 and 2002 Quarters, respectively. The increase in the gross profit percentage was due to a favorable product mix and the result of adjustments the Company made over the last several quarters to its direct cost structure, including renegotiating vendor rates and improving the efficiency of its operating processes.

S, G & A decreased by $190,000, or 3%, from $7.12 million in the 2002 Quarter to $6.93 million in the 2003 Quarter. The decrease in S, G & A includes a decrease in Payroll of approximately $234,000. The decrease in Payroll is the result of savings from the Company's core business of approximately $371,000, net of an increase in Payroll of $137,000 related to Teletrax. Additionally, Teletrax had increases in other S, G & A expenses of approximately $49,000 in the 2003 Quarter as compared to the 2002 Quarter. Offsetting the increases in S, G & A expenses relating to Teletrax, the Company otherwise reduced its S, G & A by approximately $6,000 in the 2003 Quarter as compared to the 2002 Quarter.

Depreciation and amortization expense increased by $184,000, or 41%, from $448,000 in the 2002 Quarter to $632,000 in the 2003 Quarter. The increase was due to fixed asset additions during the current year, substantially related to the rollout of Teletrax.


As  a  result  of  the  foregoing,   and  including  the  previously   discussed
restructuring charge of $592,000 in the 2003 Quarter and $1.30 million of advisory charges in 2002, the Company had an operating loss of $1.15 million in the 2003 Quarter as compared to an operating loss of $1.25 million in the 2002 Quarter. The operating loss in the 2003 and 2002 Quarters included operating losses of $562,000 and $237,000, respectively, from Teletrax. The minority shareholder of Teletrax has no future funding obligations and, accordingly, the Company has recorded 100% of the loss from this subsidiary.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Income tax benefit was calculated using Medialink's effective tax rates of 41% in both the 2003 and 2002 Quarters. In both Quarters the Company was also subject to minimum state and local taxes and taxes on capital. Additionally, as a result of the limited historical results of Teletrax, and management's limited ability to project Teletrax's future results, the Company has recorded increases in its valuation allowance of $195,000 and $94,000 in the 2003 Quarter and the 2002 Quarter, respectively, related to the foreign deferred tax asset generated by Teletrax's losses.

The Company had a net loss of $1.07 million in the 2003 Quarter as compared to a net loss of $992,000 in the 2002 Quarter. In the 2003 Quarter the Company had a loss per share of $0.18 compared to a loss per share of $0.17 in the 2002 Quarter.


LIQUIDITY AND CAPITAL RESOURCES

Medialink has financed its operations primarily through cash generated from operations and its line of credit facility. Net cash provided by operating activities amounted to $729,000 for the nine month period ended September 30, 2003, while net cash provided by operating activities for the comparable period in 2002 was $1.64 million. The change was the result of the changes in operating assets and liabilities. Capital expenditures which are primarily incurred to support the Company's sales and operations and the continuing roll-out of the Teletrax network were $1.31 million in 2003 compared to $780,000 in 2002. Cash flows related to earn out payments on the Company's various acquisitions amounted to $341,000 and $225,000 in 2003 and 2002, respectively. As of September 30, 2003 the Company has no potential earn-out payments on its acquisitions.

In June 2003 the Company incurred termination costs of approximately $430,000. Through September 30, 2003, $153,000 was paid. The Company anticipates that the balance will be paid over the next quarter.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As of September 30, 2003 Medialink had $4.39 million in cash and cash equivalents as compared to $6.39 million as of December 31, 2002. In addition, the Company had a balance due under its line of credit facility of $5.50 million and $6.54 million at September 30, 2003 and December 31, 2002, respectively. The decrease in cash and cash equivalents of $2.00 million includes purchases of fixed assets of $1.31 million, cash earn-out payments on acquisitions of $341,000 and pay downs, net of borrowings on its line of credit facility aggregating $1.04 million.

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

Line of Credit
The Company has a balance due under its line of credit of $5.50 million with a due date of April 1, 2004, subject to annual renewal thereafter with the lender's consent. Covenants under the line of credit agreement require the Company to meet certain financial ratios, including minimum tangible net worth and minimum earnings before interest, taxes, depreciation, amortization and other charges, and certain spending limits related to capital expenditures and Teletrax, as defined in the agreement. While management believes the Company is currently in compliance with the covenants under the line of credit agreement, there can be no assurance that the Company will continue to be in compliance in the future. In such event, the Company may be required to raise additional funds in order to repay the outstanding balance under the line of credit and there can be no assurance that, if required, the Company would be able to raise such funds on favorable terms, if at all.

Capital Requirements
One or more of our businesses could require, or benefit from, additional investment beyond our current capability. Such additional funding could be raised by the Company, or one or more of its business units separately, and could have the effect of diluting shareholders' interests.

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


CRITICAL ACCOUNTING POLICIES
We have identified the policies below as significant to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2002.

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

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES


Item 3. Qualitative and Quantitative Disclosure about Market Risk

Debt
The Company has a line of credit agreement which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At September 30, 2003, $5.50 million was outstanding on the line of credit which has a maturity date of April 2004. The interest rate is based upon the 30-day LIBOR rate plus 2.25% through 3.25%, per annum, as defined in the agreement. All other Company debt is fixed-rate and, therefore, does not expose the Company to the risk of earning or cash flow loss due to changes in market interest rate.

Foreign Operations
In the normal course of business, through its UK operations, the Company is exposed to the effect of foreign exchange rate fluctuations on the United States dollar value of its foreign subsidiaries' results of operations and financial condition. At September 30, 2003, the Company's primary foreign currency market exposure was the British pound.

Market Risk
Our accounts receivables are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result we do not anticipate any material losses in this area.


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

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

     PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings.

               From time to time, the Company becomes involved in various legal matters that the Company considers to be in the ordinary course of business. While the Company is not presently able to determine the potential liability, if any, related to any such matters, the Company believes that none of such matters, individually or in the aggregate, will have a material adverse effect on its financial position.

     ITEM 2. Changes in Securities and Use of Proceeds.
                 None

     ITEM 3. Defaults Upon Senior Securities.
                 None

     ITEM 4. Submission of Matters to a Vote of Security Holders.
                 None

     ITEM 5. Other Information.
                 None

     ITEM 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               31. Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


               32. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


          (b)Report on Form 8-K:

                    Report on Form 8-K dated July 29, 2003 regarding earnings for the second quarter ended June 30, 2003.

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


Dated: November 14, 2003