Form 10-K
period 2003-12-31
MEDIALINK WORLDWIDE INC
filed 2004-04-14
CIK 812890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __ No _X_

The aggregate market value of the voting stock held by non-affiliates of the registrant amounted to $14,502,307, computed by reference to the price at which the voting common stock was last sold as of the last business day of the registrant's most recently completed second quarter.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on March 26, 2004: Common Stock - 5,983,049.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, to be held on June 10, 2004, to be filed pursuant to Regulation 14A within 120 days after the Registrant's fiscal year ended December 31, 2003 are incorporated by reference in Part II, Item 5 and Part III of this report.

                        MEDIALINK WORLDWIDE INCORPORATED

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                                                            Page
PART I
Item 1.              Business                                                 2
Item 2.              Properties                                               9
Item 3.              Legal Proceedings                                        9
Item 4.              Submission of Matters to a Vote of Security Holders      9

PART II
Item 5.              Market for the Registrant's Common Equity, Related
                        Stockholder Matters and Issuer Purchases of Equity
                        Securities                                           10
Item 6.              Selected Financial Data                                 11
Item 7.              Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                  12
Item 7A.             Quantitative and Qualitative Disclosures About Market
                        Risk                                                 24
Item 8.              Financial Statements and Supplementary Data             25
Item 9.              Changes in and Disagreements With Accountants
                        On Accounting and Financial Disclosure               26
Item 9A.             Controls and Procedures                                 26

PART III
Item 10.             Directors and Executive Officers of the Registrant      26
Item 11.             Executive Compensation                                  26
Item 12.             Security Ownership of Certain Beneficial Owners
                        and Management                                       26
Item 13.             Certain Relationships and Related Transactions          26
Item 14.             Principal Accountant Fees and Services                  27

PART IV
Item 15.             Exhibits, Financial Statement Schedules, and Reports
                        on Form 8-K                                          27

SIGNATURES           Chief Executive Officer, President and Chief Financial
                     Officer

                     Directors

Reports of Independent
Auditors                                                                    F-1

Financial Statements                                                        F-3

FORWARD LOOKING STATEMENTS

With the exception of the historical information contained in this Form 10-K, the matters described herein contain certain "forward-looking statements" that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Form 10-K are not promises or guarantees and are subject to risks and uncertainties that could cause our actual results to differ materially from those anticipated. These statements are based on management's current expectations and are naturally subject to uncertainty and changes in circumstances. We caution you not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Actual results may vary materially from those expressed or implied by the statements herein. Such statements may relate, among other things, to our ability to respond to economic changes and improve operational efficiency, the benefits of our products to be realized by our customers, or our plans, objectives, and expected financial and operating results. Forward-looking statements may also include, without limitation, any statement relating to future events, conditions or circumstances or using words such as: will, believe, anticipate, expect, could, may, estimate, project, plan, predict, intend or similar expressions that involve risk or uncertainty. These risks and uncertainties include, among other things, our recent history of losses; our ability to achieve or maintain profitability; worldwide economic weakness; geopolitical conditions and continued threats of terrorism; effectiveness of our cost reduction programs; our ability to develop new services and market acceptance of such services, such as Teletrax(TM); the volume and importance of breaking news which can have the effect of crowding out the content we produce and deliver to broadcast outlets on behalf of our clients; our ability to develop new products and services that keep pace with technology; our ability to develop and maintain successful relationships with critical vendors; the potential negative effects of our international operations on the Company; future acquisitions or divestitures may adversely affect our operations and financial results; the absence of long term contract with customers and vendors; and increased competition may have an adverse effect on pricing, revenues, gross margins and our customer base. More detailed information about these risk factors is set forth in filings by Medialink Worldwide Incorporated with the Securities and Exchange Commission, including the Company's registration statement, most recent quarterly report on Form 10-Q, and other publicly available information regarding the Company. Medialink Worldwide Incorporated is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS.

GENERAL

Medialink Worldwide Incorporated ("Medialink") is the leading global provider of creative and distribution services to corporations and other organizations seeking to communicate with the public through the news media. Medialink is based in New York, with offices in the United States and an international hub in London. The Company uniquely blends its creative and production expertise with established news media credibility, proprietary databases, an electronic distribution infrastructure and the first truly global electronic video tracking solution to provide its clients with the ability to create, distribute and measure their communications. Medialink is a publicly traded company (Nasdaq:
MDLK).

Medialink offers the counsel, skills and infrastructure to reach television viewers, radio listeners, newspaper readers and Internet users through newscasts or news columns. The Company also tracks and measures the impact of client communications across all major media. Clients ranging from General Motors to General Mills, Siemens to Symbol Technologies rely on Medialink to generate news coverage of their new products, innovations, mergers, acquisitions and other corporate initiatives and then to determine the value of that media exposure.

For example, when the European Space Agency (ESA) wanted to raise public awareness of its Mars Express space mission prior to the projected Christmas Day arrival on the planet, Medialink created and distributed a video news package that captured worldwide attention in dozens of countries throughout Europe, China, the Middle East and the United States. In addition, within 24 hours of the reopening of Baghdad International Airport and immediately following the fall of Baghdad, Medialink scheduled and produced two groups of live interviews for Science Applications International Corporation on behalf of the United States Air Force (USAF). The satellite interviews originated from Kuwait and Qatar between active duty USAF pilots and major market U.S. television stations, and helped Americans to understand the role of the Air Force during pivotal events in the war in Iraq.

In another example, when cosmetics giant Mary Kay Inc. wanted to promote the 40th anniversary of its founding, Medialink provided television, print and Internet newsrooms with video and still photos of events from the celebration in Dallas. Morgan Stanley employed Medialink's radio production and distribution service as a means to educate listeners regarding personal finance issues on a weekly basis. Organizations and government agencies, such as the National Association of Realtors and the U.S. Department of Energy, commonly rely on Medialink's U.S. Newswire division to provide electronic distribution of press releases and related materials to the news media.

By leveraging relationships with news organizations, Medialink rapidly alerts and disseminates clients' news to every major newsroom in the United States. Similarly, international distribution relationships enable Medialink to reach virtually any audience, in any country, through any news medium. Each year, Medialink generates tens of thousands of broadcast news airings worldwide reaching billions of viewers, listeners and readers on media as diverse as CNN, The New York Times, ABC, Sky News, The Washington Post, BBC, Bloomberg Radio, AOL, Yahoo! and China Central Television, the national television station of the People's Republic of China. For example, 1.2 billion viewers worldwide saw the video of ESA's Mars Express mission.

Medialink works with clients to create communications programs designed to reach audiences primarily through its unique links to the media. On behalf of its clients, Medialink creates and distributes news to broadcast, print and online newsrooms around the world, for their free and unrestricted use. Unlike its competitors, Medialink combines this content production and distribution expertise with complete qualitative and quantitative communications monitoring, research and analysis services. For FedEx, Medialink aggregates and analyzes the company's media coverage on three continents, producing reports that measure the value of the exposure and often prove the superior return on investment of public relations over advertising.

Clients use Medialink because of its cost-effective  and comprehensive  array of services, the extensive depth and breadth of its distribution and its long-established reputation as a trusted advisor. The Company's proprietary news collection and analytics capabilities provide it with powerful, exclusive advantages in measuring client communications.

The Company's success is apparent in its rich and diverse client base, which includes Accenture, Altria Group, American Association for Retired Persons, AT&T, Bayer, DIAGEO, Disney, European Space Agency, Ford, GE Financial, General Motors, GlaxoSmithKline, Intel, Jaguar, Miramax, McDonald's, Morgan Stanley, Nasdaq, National Association of Realtors, Royal Philips Electronics, Siemens and Visa International. Clients also include virtually every major PR firm in the United States and the United Kingdom.

In 2003, the Company expanded the monitoring network of its subsidiary, Teletrax(TM), the broadcast industry's first global digital video watermarking and tracking solution, into the U.S. marketplace following its formal launch in Europe in 2002. Initial clients include Reuters Television and NBC News Channel, which entered into multi-year agreements to utilize this unique content asset management tool to track and monitor the usage of their video content. In 2004, Teletrax(TM) reached additional agreements with Tribune Entertainment, Universal Domestic Television, Media Review International and Internet Broadcasting Systems. Medialink also uses the Teletrax(TM) system to track and monitor the worldwide usage of its client video distributed by the Company. Teletrax(TM) offers Medialink the potential new revenue sources outside of its core broadcast services, such as copyright management, advertising proof-of-performance, sponsorship evaluation, verification of airings for network and syndicated programming, and intellectual property rights management.

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

Operational Overview

Medialink offers its comprehensive range of services through the following divisions:

Media Communications Services

    Broadcast Services Group ("BSG")--Through BSG, the Company provides its content creation, production, distribution and electronic broadcast monitoring services. BSG's principal products and services include video news releases, live event broadcasts (including satellite media tours, videoconferences and webcasting), audio news releases and radio media tours, in formats that are suitable for all broadcast news media. BSG distributes its clients' news stories directly to targeted television and radio, through its comprehensive distribution platform, and on-line media outlets worldwide, through Newstream.com, its joint venture with Business Wire. BSG also monitors and statistically analyzes the extent to which content is aired, thereby providing valuable feedback to the client. BSG utilizes a variety of methods to track and monitor video usage, including its exclusive offering of Teletrax(TM), providing it with the only truly global electronic video tracking solution.

    U.S. Newswire ("USN")--USN is a leading press release wire service for domestic governmental, public affairs and non-profit organization news sources. Its clients rely on it to provide immediate and simultaneous electronic distribution of their news releases, media advisories and press statements to the media and on-line services worldwide. The division distributes news releases via a direct wire service feed, as well as through e-mail, satellite, the Internet and broadcast fax. USN also provides still photography services.

Media Research Services

    Delahaye Medialink--This division is a global leader in providing analysis of public relations and corporate communications activities on behalf of corporate and other clients. Delahaye combines qualitative and quantitative research techniques, proprietary technologies and its own media and communications expertise to help companies and other organizations plan and evaluate their internal and external public relations programs. Using data compiled from a variety of sources, including electronic monitoring and press clipping services, the division employs sophisticated statistical analyses to measure the quality and quantity of the client's print, broadcast and Internet news coverage. Delahaye also offers interpretive analyses that can provide: (i) an overall appraisal of the efficiency and impact of a client's communications efforts; (ii) a comparison of the client's news coverage with that of its competitors; and (iii) a gauge of the client's return on investment for its communications programs.

Video Watermarking Services

    Teletrax(TM) --Teletrax(TM) is the broadcast industry's first global electronic video watermarking and tracking solution. Using Teletrax(TM), owners of video content - the motion picture industry, news organizations, advertising agencies, and program syndicators to name a few - "embed" an imperceptible and indelible digital watermark into their material whenever it is edited, broadcast or duplicated. A global network of decoders, or "detectors," then captures every broadcast incident of the embedded video whether via satellite, cable or terrestrially. The Teletrax(TM) service then generates tracking reports for the original content owners. The system provides proof of performance reports and alerts copyright owners instantly to any violations, even down to single second clips. As a key asset management tool for content owners seeking to protect and leverage their video property, Teletrax(TM) will help drive the financial performance of its clients, enabling them to efficiently and effectively leverage their video content. Teletrax(TM) is built upon Medialink's extensive monitoring network and technology developed by Royal Philips Electronics.

A summary of the Company's operations by major geographic location are as follows for the years ended December 31,

                                  2003                             2002                          2001
                                  ----                             ----                          ----

                           US              UK                US             UK             US           UK
                           --              --                --             --             --           --
Revenues:
  External clients     $39,594,783     $4,458,801        $40,188,739    $7,175,981    $40,397,272    $8,022,861
  Inter-segment            192,000        249,000            917,000       727,000        330,000       636,000
                      ------------     -----------      ------------    ----------   ------------    ----------
    Total revenues     $39,786,783     $4,707,801        $41,105,739    $7,902,981    $40,067,272    $8,658,861
                        ==========      =========         ==========     =========     ==========     =========

Total assets           $32,987,950     $3,723,935        $37,482,424    $3,599,910    $38,243,355    $2,569,198
                        ==========      =========         ==========     =========     ==========     =========

Service Offering

Medialink offers clients a unique combination of creative content production, global media distribution, research and analysis and video watermarking, which enables clients to communicate their news efficiently and effectively. Through its BSG division, the Company provides a complete range of customized production and distribution services to corporations and other organizations to help them build public recognition, launch new products, manage crisis situations and meet other communications objectives. Utilizing its electronic monitoring capabilities, BSG also measures distribution reach and evaluates results. Through Delahaye's research and analysis, Medialink helps companies evaluate their media communications programs and public image. Through USN, the Company provides news release distribution for governmental, public affairs and non-profit organizations. Through Teletrax(TM), Medialink offers the only truly global video tracking solution available to the broadcast, advertising and entertainment industries. Medialink's ability to offer the comprehensive services that its clients demand makes it the partner of choice for leading corporations, organizations and PR firms worldwide.

-----------------------------------------------------------------------------------------------------------------------
                                     MEDIALINK WORLDWIDE INCORPORATED SERVICE OFFERINGS
-----------------------------------------------------------------------------------------------------------------------
Production and Live Broadcast             Distribution                   Internet                Research/Analysis
-----------------------------------------------------------------------------------------------------------------------
o   Video and Audio News          o   Video and Audio            o   Cyber Media Tours        o   News Coverage
    Release Production:                News Release                                               Analysis
          Domestic                     Distribution and                                              Media Reputation
         International                 Monitoring:                                                     Index (MRi)
                                         Domestic                                                 Media Compass
                                         International
-----------------------------------------------------------------------------------------------------------------------
o   Live Broadcasts:              o   Press Release              o   Webcasting               o   Competitive
        Satellite Media Tours          Distribution                                                Analysis
         Radio Media Tours
       Special Event
         Broadcasts
         Video Conferences
        Audio Conferences
-----------------------------------------------------------------------------------------------------------------------
o   Electronic Press Kits         o   Still Photography &        o   Web Releases             o   Campaign
                                       Digital Distribution                                        Effectiveness
-----------------------------------------------------------------------------------------------------------------------
o   Public                                                       o   Newstream.com            o   Performance
    Service                                                                                       Benchmarking
    Announcements
-----------------------------------------------------------------------------------------------------------------------
o   Corporate Videos                                             o   Digital Photo            o   Syndicated
                                                                     Distribution                  Research Studies
-----------------------------------------------------------------------------------------------------------------------
                                                                                              o   Media Audits
-----------------------------------------------------------------------------------------------------------------------
                                                                                              o   Strategic
                                                                                                  Communications
                                                                                                  Consulting and Crisis
-----------------------------------------------------------------------------------------------------------------------

CLIENTS

The Company provides its services to more than 3,000 clients. The Company's clients include corporations such as Accenture, Altria Group, AT&T, Bayer,
DIAGEO, Disney, Ford, GE Financial, General Motors, GlaxoSmithKline, Intel, Jaguar, Miramax, McDonald's, Morgan Stanley, Nasdaq, National Association of Realtors, Royal Philips Electronics, Siemens and Visa International; organizations such as the American Association of Retired Persons, the European Space Agency and National Association of Realtors; and the world's largest marketing communications firms such as Burson-Marsteller, Hill & Knowlton, Ketchum Communications, Edelman Public Relations Worldwide and Weber Shandwick Worldwide.

DISTRIBUTION AGREEMENTS
The Company has long-standing distribution alliances and powerful relationships with major news organizations that provide clients unparalleled access to newsroom decision-makers. Through an agreement with the Associated Press for the use of its AP Express newswire, Medialink can quickly alert more than 700 television and 400 radio newsrooms to clients' impending video and audio news. The Company's strong relationships with ABC, CBS and FOX, among others, provide it access to their network affiliates through their dedicated and highly cost-effective satellite news feeds. Medialink continues to expand its distribution infrastructure through strategic distribution agreements with high-profile media companies such as AOL and Yahoo!. Through its Newstream.com joint venture, the Company has developed a delivery mechanism for multi-media content to more than 11,000 on-line newsrooms. Due to the Company's extensive usage of both satellite distribution and electronic broadcast monitoring services, the Company is able to obtain preferential pricing from its key suppliers. Medialink's extensive relationships and its reputation as a producer of newsworthy, broadcast-quality content ensure that clients' video and audio news productions capture the attention of newsroom decision-makers and thus their intended audiences.


Background

The Company, founded in 1986 with the mission of developing the world's first distribution system for video news releases and other video public relations material, began offering production - in addition to distribution - of video news releases in 1994 and has since developed a full range of video, audio, Internet, still photography and print services which it now provides on a global basis. Medialink enables its clients to reach more than 11,000 newsrooms at television and radio networks, local stations, cable channels, direct broadcast satellite systems, as well as more than 11,000 online multimedia newsrooms.

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

The acceptance of digital audio and video media drove the Internet evolution. Widespread adoption of Internet-based communications continues as companies leverage the opportunity by creating content-rich Web destinations while controlling costs. In 1999, Medialink created Newstream.com, a joint venture with Business Wire, a leading distributor of text-based press releases. Newstream.com delivers multimedia assets to more than 11,000 online news and information Web sites that increasingly need streaming video, audio, presentations, and graphics to be competitive. During its fourth year of operations, Newstream.com continued to experience growth. Newstream.com's overall membership - including journalists, professional communicators, financial analysts and members of the general public - stands at nearly 70,000. The number of registered journalists stood at more than 13,000 as of December 2003. More than 13,000 professional communicators and more than 4,000 financial analysts were registered on Newstream.com in 2003. Registration among the general public was recorded at more than 35,000 by December 2003.

In June 1997, the Company  acquired certain assets of Corporate TV Group Inc., a
provider  of  strategic  video   communications   to   corporations   and  other
organizations for internal and external audiences.

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

In late 1999, the Company acquired U.S. Newswire LLC. U.S. Newswire, founded in 1986, is a leader in providing wire service, Internet and online distribution of full-text and multimedia news for government and public policy news sources to news media and online services - locally, nationally and worldwide. Clients include Cabinet agencies and the majority of political campaigns, advocacy groups, trade associations, "think tanks", public affairs firms and other similar organizations.

The Company continues to diversify its service offerings, and in 1999, the Company accelerated development of its research group by acquiring the Delahaye Group, a leading public relations and media analysis firm. During 2000, the Company successfully integrated it with its own research operations. The research team has emerged as a leader in helping corporations and organizations around the world communicate more efficiently and effectively. By providing media monitoring, analysis, and public relations research, Medialink helps corporations determine return on investment from their communications efforts. Contributing to the group's growth were the Company's previous investments in Infotrend and NewsIQ, both proprietary media tracking tools, enabling Delahaye to process thousands of pieces of news and provide clients with analytics relating to the client's overall communications program.

In 2001, the Company introduced the Media Reputation Index (MRi). The MRi assesses the media's impact on corporate reputation, providing the basis for understanding and improving a company's perception as covered by the news media. The index benchmarks the 100 largest U.S.-based companies including The Walt Disney Company, Microsoft, Wal-Mart, General Motors Corp. and Time Warner, tracking and evaluating each company's media coverage over time and versus all 100 companies.

In 2002, the Company launched Teletrax(TM), providing Medialink with a unique selling proposition complementary to its core broadcast service business by offering a content management tool with the distinctive ability to track video content whenever and wherever it is broadcast. Teletrax(TM) is expected to unlock new revenue streams for Medialink outside of its traditional business. Teletrax(TM) fulfills the needs of a variety of industries, including advertising, sports, music, film and television syndication. The network of detectors currently monitors more than 800 television stations in nearly 50 countries, including more than 100 top-ranking markets in the United States.

The Company has many competitors in different aspects of its businesses, although no one competitor competes in all of the Company's businesses. Some of these competitors or their parent companies may have assets substantially greater than those of the Company.

Employees

As of December 31, 2003, the Company had 268 employees including 180 in client services, 55 in sales and marketing and 33 in corporate and administration. Included in corporate and administration were executives totaling 6. None of the Company's employees is represented by a labor union. Management believes that its employee relations are good. The Company also engages on a part-time, project-by-project basis, independent production crews at various locations worldwide. These crews have the skills, training and experience that the Company requires for its production services.

The Company, a Delaware corporation, was incorporated in 1986. Medialink's website is http://www.medialink.com. The Company makes available free of charge, on or through its Web site, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission ("SEC"). Such reports are also available on the SEC's website, http://www.sec.gov.


ITEM 2.           PROPERTIES.

As of December 31, 2003, the Company's properties are all leased as follows:

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

None.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED  STOCKHOLDER
         MATTERS.

The Company's common stock is traded on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol MDLK. The following table sets forth the high and low closing sales prices per share of the Company's common stock on the NASDAQ National Market System for the periods indicated:

                   Quarter Ended                  Low         High
                   -------------                 -----        -----
         Quarter ended March 31, 2003            $2.77        $3.52
         Quarter ended June 30, 2003              2.60         3.55
         Quarter ended September 30, 2003         2.85         4.44
         Quarter ended December 31, 2003          2.82         3.48

         Quarter ended March 31, 2002             2.50         3.44
         Quarter ended June 30, 2002              2.62         4.30
         Quarter ended September 30, 2002         3.18         3.99
         Quarter ended December 31, 2002          2.89         3.83


As of December 31, 2003, there were approximately 1,343 holders of record of the Company's common stock.

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

Equity Compensation Plan Information

Information regarding the Company's equity compensation plans is set forth in the section entitled "Executive Compensation - Equity Compensation Plan Information" in the Company's Definitive Proxy Statement, to be filed within 120 days after Registrant's fiscal year end of December 31, 2003, which information is incorporated herein by reference.

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

Certain acquisitions occurring in 1999 have been accounted for under purchase accounting and accordingly, are only reflected herein for dates and periods on and after the respective dates of acquisition. Additionally, all of the balances have been restated to reflect the merger with The Delahaye Group, Inc. which was accounted for as a pooling. See Note 3 of the Company's Consolidated Financial Statements.

                                              For the Years Ended December 31,
                                    2003        2002        2001        2000       1999
                                    ----        ----        ----        ----       ----
                                            (In thousands, except per share data)

OPERATING DATA:

Revenues                         $ 44,054    $ 47,365    $ 48,420    $ 56,474   $ 44,614
Gross profit                       29,967      31,629      30,722      35,958     29,277
Selling, general and
  administrative expenses (a)      29,757      30,490      32,638      31,426     25,924
Loss from joint venture               316         350         728       1,079        234

Operating income (loss)            (2,555)     (1,817)     (6,216)      3,453      3,119
Income (loss) before provision
  for income taxes                 (2,842)     (2,015)     (6,348)      3,532      3,339
Net income (loss)                  (2,692)     (1,869)     (3,773)      2,057      1,992

Earnings (loss) per share        $  (0.45)   $  (0.32)   $  (0.65)   $   0.35   $   0.34

BALANCE SHEET DATA:

Working capital                  $  2,768    $  4,308    $  6,085    $ 10,644   $ 11,117
Assets                             36,712      40,643      40,813      42,028     36,982
Long-term debt, net                   173         217          95         157        233
Stockholders' equity             $ 24,798    $ 27,204    $ 29,046    $ 32,570   $ 29,887

(a) 2003 selling, general and administrative expenses ("S, G & A") include restructuring charges related to the sublease of excess office space of $592. 2002 S, G & A includes advisory charges of $1,300. 2001 S, G & A includes restructuring charges, loss on sale of subsidiary and advisory charges of $634, $496, and $805, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary and Outlook

The year 2003 was a challenging year for the Company. The Public Relations industry showed few signs of vitality as worries about the state of the U.S economy continued to put pressure on public relations budgets and consequently demand for the Company's Media Communications and Media Research services. In addition, economic pressures in the U.K. and Europe resulted in a significant reduction in demand for the Company's London-based International services.

Revenues from Media Communications and Media Research services decreased $3.57 million, or 8% as compared to 2002. At the same time, the Company has continued to invest in its new Teletrax(TM) service, completing the roll-out of its detection network to nearly 50 countries and over 700 channels by December 31, 2003.

In order to compensate for the lower revenue levels and to fund the Company's investment in Teletrax(TM), the Company focused its efforts on creating operating efficiencies, increasing its gross profit margins, reducing its headcount, where practicable, and identified further savings in selling general and administrative expenses ("S, G & A").

Improvements in gross profit margins on 2003 revenue created savings of $548,000. Excluding costs related to Teletrax(TM), the Company achieved savings of $715,000 and $952,000 in payroll and S, G & A, respectively, as compared with 2002. Related to these savings the Company incurred termination costs of $430,000 and a loss on the subletting of excess space of $592,000.

During 2003 the Company continued to invest in the roll-out of the Teletrax(TM) network, and absorbed $2.50 million of operating losses on the new service. The Company believes that the Teletrax(TM) network is now of a size that can satisfy the needs of potential clients. During the fourth quarter of 2003 and in early 2004 a number of potential clients tested the service and Teletrax(TM) has recently signed several clients including Universal Domestic Television and Tribune Entertainment under long term contracts. In addition, the service continues to be tested by a number of companies in the news, entertainment and advertising industries.

The Company finances its operations from cash generated from operations and from its line of credit facility. During 2003 the Company was in default on its tangible net worth covenant under the line of credit and, subsequent to year end, the bank issued a forbearance requiring the Company to limit its borrowings to the maximum of $5.00 million. In April 2004, the Bank agreed to extend the forbearance through January 31, 2005 and required additional reductions in the maximum line throughout 2004. The Company believes the current line of credit facility, in conjunction with the costs savings implemented in 2003, will be adequate to fund the Company during 2004. The Company has agreed to find additional financing to fund the operations of Teletrax(TM) by January 15, 2005.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Fiscal Year 2003 as Compared to Fiscal Year 2002

Revenues decreased by $3.31 million, or 7.0%, from $47.36 million in 2002 to $44.05 million in 2003. Revenue from the Company's Media Communications Services decreased by $2.98 million, and the Company's Media Research Services revenue decreased by $591,000. Additionally, revenue from Teletrax(TM), the Company's 76% owned subsidiary, was $645,000 in 2003, an increase of $261,000, or 68%, as compared to 2002. During 2003, the Company experienced a decrease in demand from clients for its Media Communications Services products as a result of the events leading up to the war in Iraq and the commencement of military action. Events which dominate news broadcasts, such as the war in Iraq, can cause the Company's clients to delay the use of, or in some cases not use, the Company's services, due to concern that the impact of their projects would be adversely affected by the focus of the media on such news events. Additionally, during 2003 the Company was negatively affected by the continuing adverse economic conditions, particularly in the public relations sector.

Direct costs decreased by $1.65 million, or 10.5%, from $15.74 million in 2002 to $14.09 million in 2003. The decrease in direct costs is the result of lower revenues and increased profit margins in 2003 as compared to 2002. Direct costs as a percentage of revenue were 32.0% and 33.2%, respectively, in 2003 and 2002. In spite of the difficult economic environment, the Company was able to improve its gross profit margin. The increase in the gross profit margin was attributable to a favorable product mix during 2003 and the result of adjustments the Company made over the last several quarters to its direct cost structure, including renegotiating vendor rates and improving the efficiency of its operating processes. Although the Company experienced a decrease in revenue of $3.31 million as a result of the Company's improved margins, the decrease in gross profit was $1.66 million.

Selling, general and administrative ("S, G & A") expenses decreased by $24,000 or less than 1.0%, from $29.19 million in 2002 to $29.17 million in 2003. The change in S, G & A expenses includes increases in payroll and payroll-related costs ("Payroll") of approximately $376,000. The increase in Payroll is substantially the result of termination costs during 2003 ($430,000) and the increase of Payroll related to Teletrax(TM), the Company's subsidiary, formed in April 2002, ($661,000), net of savings of $715,000 from the Company's remaining operations. Additionally, Teletrax(TM) had increases in other S, G & A expenses of approximately $551,000 in 2003 as compared to 2002. Not including the increases in S, G & A expenses relating to Teletrax(TM), the Company otherwise reduced its S, G & A by approximately $952,000 in 2003 as compared to 2002, including, but not limited to, savings in advertising and marketing, travel and entertainment, rent and office costs.

In September 2003 the Company entered into an agreement to sublease excess office space in its Norwalk, CT location. The sublease resulted in a $592,000 restructuring charge to operations in the 3rd quarter of 2003. The transaction reduces S, G & A expenses by approximately $120,000 per annum through February 2008.

In August 2001 the Company received an unsolicited takeover bid by United Business Media plc to purchase all of its issued and outstanding common shares. In connection with this unsolicited offer the Company incurred legal and financial advisory expenses of approximately $1.30 million for 2002. The unsolicited offer is no longer active and the Company does not anticipate incurring any additional costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Depreciation and amortization expense decreased by $157,000, or 6.0%, from $2.61 million in 2002 to $2.45 million in 2003. In 2002 a customer list, acquired in conjunction with the acquisition of The Corporate TV Group, Inc. was fully amortized. As a result, there was a decrease in amortization of $367,000. Additionally, depreciation and amortization increased approximately $209,000 due to current year fixed asset additions, substantially related to the roll out of Teletrax(TM).

As a result of the foregoing, the Company experienced an operating loss of $2.56 million in 2003 as compared to an operating loss of $1.82 million in 2002. The operating loss in 2003 includes a $592,000 restructuring charge related to the sublease of excess office space and termination costs of approximately $430,000. The operating loss in 2002 included advisory charges of $1.30 million. Additionally, operating losses of $2.49 million and $875,000 in 2003 and 2002, respectively, from the Company's 76% owned subsidiary, Teletrax(TM) are included in operating losses. The minority shareholder of Teletrax(TM) has no future funding obligations and, accordingly, the Company has recorded 100% of the loss from this subsidiary.

Interest expense increased by $35,000 from $279,000 in 2002 to $314,000 in 2003. The increase was due to increases in interest rates during 2003 on the Company's line of credit facility, net of a decrease in interest expense due to lower balances on the credit line, and interest on the Company's capitalized lease obligations in 2003.

Income tax benefit was calculated using Medialink's effective tax rates of 41% in both 2003 and 2002. In 2003 and 2002 the Company was also subject to minimum state and local taxes and taxes on capital. Additionally, as a result of the limited historical results of its UK operations, including Teletrax(TM) and management's limited ability to project its UK future results, the Company has recorded a valuation allowance of $833,000 related to the foreign deferred tax asset generated by its UK losses. Recording the additional valuation allowance and the minimum state and local taxes reduces the effective tax rates to less than 5.3% and 7.2% in 2003 and 2002, respectively.

Including a loss from a joint venture of $316,000 and restructuring charge of $592,000, the Company had a net loss of $2.69 million in 2003, as compared to a net loss of $1.87 million in 2002, which included a loss from a joint venture of $350,000 and advisory charges of $1.30 million. The net loss in 2003 and 2002 included losses of $2.48 million and $886,000, respectively, from Teletrax(TM). The minority shareholder has no future funding obligations and, accordingly, the Company has recorded 100% of the losses from this subsidiary. In 2003 the Company had basic loss per share of $0.45 compared to basic loss per share of $0.32 in 2002.

Fiscal Year 2002 as Compared to Fiscal Year 2001

Revenues decreased by $1.06 million, or 2.2%, from $48.42 million in 2001 to $47.36 million in 2002. Revenue from the Company's Media Communications Services decreased by $256,000, and the Company's Media Research Services revenue decreased by $799,000. During 2002 the Company continued to be challenged by a difficult economic environment, which had an adverse effect on the Company's clients' spending and communication budgets, resulting in the decrease in revenue as compared to 2001. Third party statistics, including various public relations trade magazines, indicate that the overall industry declines in revenue were greater than what the Company experienced.

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

Selling, general and administrative ("S, G & A") expenses decreased by $1.51 million or 4.9%, from $30.70 million in 2001 to $29.19 million in 2002. Included in the decrease in S, G & A expenses is a decrease in payroll and related costs of approximately $730,000. In reaction to the difficult economic environment and the effects of September 11, 2001, the Company reduced its headcount in the 4th Quarter of 2001 and produced other S, G & A savings, including, but not limited to, advertising and marketing, travel and entertainment and office costs. Offsetting these cost reductions, Teletrax(TM), the Company's subsidiary formed in 2002, incurred $912,000 of S, G & A expenses during 2002.

During 2001 the Company sold a component of its UK photography business and as a result incurred a loss from the sale of a subsidiary of $496,000.

During 2001 the Company combined its U.S. and international broadcast services into a Global Broadcast Services unit. The corporate reorganization is designed to accelerate the growth of its broadcast services business. The Company incurred a charge of $420,000 as a result of the restructuring. Additionally, in September 2001 the Company reduced its staff in the UK and US, incurring a restructuring charge of $214,000.

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

As a result of the foregoing, the Company experienced an operating loss of $1.82 million in 2002 as compared to operating loss of $6.22 million in 2001. The operating loss in 2002 included advisory charges of $1.30 million and an operating loss of $875,000 from the Company's newly formed 76% owned subsidiary, Teletrax(TM). The minority shareholder of Teletrax(TM) has no future funding obligations and, accordingly, the Company has recorded 100% of the loss from this subsidiary. The operating loss in 2001 included loss on sale of a subsidiary of $496,000, restructuring charges of $634,000 and advisory charges of $805,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest expense increased by $6,000 from $273,000 in 2001 to $279,000 in 2002. The increase was due to the Company's increased borrowings on its line of credit during 2002 as compared to 2001, net of reduced interest rates during 2002.

Income tax expense (benefit) was calculated using Medialink's effective tax rates of 41% in both 2002 and 2001. In 2002 the Company was also subject to minimum state and local taxes and taxes on capital. Additionally, as a result of the limited historical results of Teletrax(TM) and management's limited ability to project Teletrax(TM)'s future results, the Company has recorded a valuation allowance of $252,000 related to the foreign deferred tax asset generated by Teletrax(TM)'s loss.

Including a loss from a joint venture of $350,000 and advisory charges of $1.30 million, the Company had a net loss of $1.87 million in 2002, as compared to a net loss of $3.77 million in 2001, which included a loss from a joint venture of $728,000, advisory charges of $805,000, loss on the sale of subsidiary of $496,000 and restructuring charges of $634,000. The net loss in 2002 included a loss of $886,000 from Teletrax(TM). The minority shareholder has no future funding obligations and, accordingly, the Company has recorded 100% of the loss from this subsidiary. In 2002 the Company had basic loss per share of $0.32 compared to basic loss per share of $0.65 in 2001.

Below is a table that presents our contractual obligations and commitments at December 31, 2003:

                      Payments Due by Period (in thousands)

---------------------------- -------------- -------------- ------------- ------------ ----------------
                                               One Year
 Contractual Obligations         Total        Less than     1-3 years     4-5 years    After 5 years
---------------------------- -------------- -------------- ------------- ------------ ----------------
Capital lease obligations          $269           $96           $173           --              --
---------------------------- -------------- -------------- ------------- ------------ ----------------
Operating lease
  obligations                   $17,125        $3,140         $8,947       $3,779          $1,259
---------------------------- -------------- -------------- ------------- ------------ ----------------
     Total                      $17,394        $3,236         $9,120       $3,779          $1,259
                                =======        ======         ======       ======          ======
---------------------------- -------------- -------------- ------------- ------------ ----------------


We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.


LIQUIDITY AND CAPITAL RESOURCES

Medialink has financed its operations primarily through cash generated from operations and reliance on its line of credit facility. Cash flow provided by operating activities amounted to $446,000 million and $3.95 million in 2003 and 2002, respectively. Capital expenditures which are primarily incurred to support Medialink's sales and operations and the roll-out of the Teletrax(TM) network were $1.71 million in 2003 and $1.35 million in 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On August 1, 1999 the Company entered into a joint venture with Business Wire to form Business Wire/Medialink, LLC, doing business as Newstream.com. Each member made an initial capital contribution of $2.00 million, plus acquisition costs. The Company accounts for its interest in Newstream.com under the equity method. Each member made additional capital contributions of $250,000 each during 2002.

During 2003 and 2002 the Company made various earn-out payments on acquisitions aggregating $341,000 and $850,000, respectively, in cash. The Company has no additional earn-out payments on its acquisitions.

In June 1997 Medialink acquired certain assets of CTV. The initial purchase price of $4.18 million was paid $3.85 million in cash and $333,000 in Medialink common stock. Included in the cash portion was $300,000 related to the purchase of a non-compete. Earn-out provisions allowed for up to an additional $6.2 million to be paid through 2002, based upon certain revenue and profitability targets over the next five years. Assuming the targets are met, the overall consideration will be in the form of cash and Medialink common stock, as specified in the agreement. During 2003 and 2002 Medialink made cash payments of approximately $142,000 and $625,000, respectively, as additional consideration for the CTV acquisition.

During 1999 the Company made an acquisition of a news-related company. As consideration for this purchase, the Company paid $1.26 million in cash and 55,348 shares of the Company's common stock valued at $800,000. Earn-out provisions allowed for additional payments of purchase price of up to $1.50 million, based on reaching certain profitability levels, to be paid in the form of cash and the Company's common stock as specified in the agreement, over a period of three years. Through December 31, 2003 $1.50 million of additional consideration has been recorded under the earn-out provisions.

At December 31, 2003 the Company had no potential additional earn-out provisions on any of its acquisitions.

The Company has a line of credit facility with a bank, allowing for borrowings of up to $7.50 million through April 15, 2004. Loans under the Credit Facility bear interest at the 30-Day LIBOR Rate (1.12% at December 31, 2003) plus 2.25% through 3.25%, per annum, as defined. Covenants under the line of credit agreement require the Company to meet certain financial ratios, including minimum tangible net worth and minimum earnings before interest, taxes, depreciation, amortization and other charges, as defined in the agreement. At December 31, 2003 the Company was not in compliance with the minimum tangible net worth covenant which has been waived by the lender through April 15, 2004 through the issuance of a forbearance. In conjunction with the forbearance, the lender required the Company pay down its line of credit by $500,000, reduce the maximum borrowings under the facility to $5.00 million and put into place minimum cash balance and limits on capital expenditure covenants, as defined.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Subsequent to December 31, 2003 the bank issued an additional forbearance (The "Forbearance") expiring January 31, 2005. The Forbearance reduces the maximum line to the lower of $4.00 million, $3.75 million, $3.50 million and $3.00 million at April 15, 2004, July 1, 2004, October 1, 2004 and December 31, 2004, respectively, or 80% of eligible accounts receivable balances, as defined. Interest under the Forbearance is payable monthly at the rate of the 30-Day LIBOR Rate plus 5.5% per annum. Covenants under the Forbearance include limits on capital expenditures, minimum earnings before interest, taxes, depreciation and amortization and minimum tangible net worth, as defined in the agreement. Additionally, the Forbearance requires the Company to obtain financing by January 15, 2005 to support Teletrax(TM)'s operations.

As of December 31, 2003 Medialink had $3.71 million in cash and cash equivalents as compared to $6.39 million as at December 31, 2002. As at December 31, 2003 and 2002, long-term debt, including current portion, was $269,000 and $331,000, respectively.

The Company believes, based upon its 2004 financial forecast, that it has sufficient capital resources, including availability under its line of credit facility, alternate sources of funding, and cash flow from operations, to fund its net cash needs for at least the next twelve months. The Company also believes that in the event that actual 2004 revenues are lower than its forecast that the Company's Direct, Selling, General and Administrative costs can be reduced to minimize the effect on forecasted profit.


RISK FACTORS

Major News Events

Events which dominate news broadcasts, such as the events of September 11th or the involvement by the United States in a war, may cause the Company's clients to delay or not use the Company's services for a particular project as such clients may determine that their messages may not receive adequate attention in light of the coverage of other news events. Such circumstances could have a material adverse effect on the Company's business, operating results and financial condition.

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

Line of credit

The Company has a line of credit facility with a bank, allowing for borrowings of up to $7.50 million through April 15, 2004. Loans under the Credit Facility bear interest at the 30-Day LIBOR Rate (1.12% at December 31, 2003) plus 2.25% through 3.25%, per annum, as defined. Covenants under the line of credit agreement require the Company to meet certain financial ratios, including minimum tangible net worth and minimum earnings before interest, taxes, depreciation, amortization and other charges, as defined in the agreement. At December 31, 2003 the Company was not in compliance with the minimum tangible net worth covenant which has been waived by the lender through April 15, 2004 through the issuance of a forbearance. In conjunction with the forbearance, the lender required the Company pay down its line of credit by $500,000, reduce the maximum borrowings under the facility to $5.00 million and put into place minimum cash balance and limits on capital expenditure covenants, as defined.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Subsequent to December 31, 2003 the bank issued an additional forbearance (The "Forbearance") expiring January 31, 2005. The Forbearance reduces the maximum line to the lower of $4.00 million, $3.75 million, $3.50 million and $3.00 million at April 15, 2004, July 1, 2004, October 1, 2004 and December 31, 2004, respectively, or 80% of eligible accounts receivable balances, as defined. Interest under the Forbearance is payable monthly at the rate of the 30-Day LIBOR Rate plus 5.5% per annum. Covenants under the Forbearance include limits on capital expenditures, minimum earnings before interest, taxes, depreciation and amortization and minimum tangible net worth, as defined in the agreement. Additionally, the Forbearance requires the Company to obtain financing by January 15, 2005 to support Teletrax(TM)'s operations.

While management believes the Company is currently in compliance with the covenants under the line of credit agreement and related forbearance agreement, there can be no assurance that the Company will continue to be in compliance in the future. In that event, the Company may be required to raise additional funds in order to repay the outstanding balance under the line of credit and there can be no assurance that, if required, the Company would be able to raise such funds on favorable terms, if at all.

Capital Requirements

One or more of our businesses could require, or benefit from, additional investment beyond our current capability. Such additional funding could be raised by the Company, or one or more of its business units separately, and could have the effect of diluting shareholders' interests.

Other Risk Factors

Other risk factors include our recent history of losses, our ability to achieve or maintain profitability, effectiveness of our cost reduction programs, our ability to develop new services and market acceptance of such services, such as Teletrax(TM), our ability to develop new products and services that keep pace with technology, our ability to develop and maintain successful relationships with critical vendors, the potential negative effects of our international operations on the Company. In addition, future acquisitions or divestitures and the absence of long term contracts with customers and vendors may adversely effect our operations and have an adverse effect on pricing, revenues, gross margins and our customer base.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as significant to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2003.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Long-lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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


EFFECTS OF NEWLY-ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", and amended the interpretation with FIN 46(R) in December 2003. This interpretation and its amendment set forth a requirement for an investor with a majority of the variable interests in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has not entered into any arrangements with VIEs after January 31, 2003. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 have been delayed to the first interim or annual period beginning after December 15, 2003. The Company has evaluated the impact of adoption of FIN 46(R) for its arrangements created before January 31, 2003. The adoption of this standard is not expected to impact the Company's financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective immediately for all instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have an effect on the Company's financial statements.


INFLATION

Inflation has not had, nor does the Company anticipate it having, a significant impact on the Company's current and future operations.

FOREIGN CURRENCY

The conversion of various European currencies to the Euro has not had, nor does the Company anticipate it having, a significant impact on the Company's current and future operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Debt

The Company has a line of credit agreement which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At December 31, 2003, $5.00 million was outstanding on the line of credit. The interest rate on the facility is based upon the 30-day LIBOR rate (1.12% at December 31, 2003) plus a margin, as defined. All other Company debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rate.

Foreign Currency Exchange Rate Risk

In the normal course of business, through its UK operations, the Company is exposed to the effect of foreign exchange rate fluctuations on the United States dollar value of its foreign subsidiaries' results of operations and financial condition. At December 31, 2003, the Company's primary foreign currency market exposure was the British pound.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following audited consolidated financial statements and related report are set forth in this Annual Report on Form 10-K on the following pages:

        Independent Auditors' Report                                                   F-1

        Consolidated Balance Sheets as of December 31, 2003 and                        F-2
        December 31, 2002

        Consolidated Statements of Operations for the Years Ended December 31,
        2003, December 31, 2002 and December 31, 2001                                  F-3


        Consolidated  Statements  of  Stockholders'  Equity for the Years  Ended
        December 31, 2003, December 31, 2002 and December 31, 2001                     F-4

        Consolidated  Statements of Cash Flows for the Years Ended  December 31,
        2003, December 31, 2002 and December 31, 2001                                  F-5

        Notes to Consolidated Financial Statements                                     F-6

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors
Medialink Worldwide Incorporated

We have audited the accompanying consolidated balance sheets of Medialink Worldwide Incorporated and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medialink Worldwide Incorporated and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles Assets", as of January 1, 2002.



                                                 /S/  KPMG LLP

New York, New York
February 24, 2004, except for note 4, which is as of April 14, 2004

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2003 and 2002


                                                                               2003             2002
                                                                               ----             ----
                                         ASSETS
Current Assets:
   Cash and cash equivalents ........................................     $  3,708,130      $  6,389,650
   Accounts receivable, net of allowance for doubtful accounts of
     $683,420 and $655,417 ..........................................        7,225,166         6,571,226
   Prepaid expenses and other current assets ........................        2,183,011         2,101,334
   Prepaid and refundable taxes .....................................          690,657         2,269,804
   Deferred tax assets ..............................................          199,000           199,000
                                                                          ------------      ------------
       Total current assets .........................................       14,005,964        17,531,014
                                                                          ------------      ------------

Property and equipment, net .........................................        5,800,070         5,889,840

Goodwill, net of accumulated amortization of $2,467,381 .............       13,234,051        12,854,121
Customer list and other intangibles,net of accumulated amortization
  of $4,440,485 and $4,360,488 ......................................           59,515           139,512
Investment in joint venture .........................................          365,483           681,604
Deferred tax assets .................................................        1,805,000         1,655,000
Other assets ........................................................        1,441,802         1,892,243
                                                                          ------------      ------------
       Total assets .................................................     $ 36,711,885      $ 40,643,334
                                                                          ============      ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of obligations under capital leases and long term
     debt ...........................................................     $     96,248      $    113,773
   Borrowings on credit facilities ..................................        5,500,000         6,536,665
   Accounts payable .................................................        1,692,713         2,203,436
   Accrued expenses and other current liabilities ...................        3,948,809         4,368,712
                                                                          ------------      ------------
       Total current liabilities ....................................       11,237,770        13,222,586
Obligations under capital leases, net of current portion ............          173,000           217,000
Other long term liabilities .........................................          503,336                --
                                                                          ------------      ------------
       Total liabilities ............................................       11,914,106        13,439,586
                                                                          ------------      ------------
Stockholders' Equity:
   Common stock; $.01 par value. Authorized 15,000,000 shares; issued
      6,040,173 shares in 2003 and  5,947,036 shares in 2002 ........           60,401            59,470
   Additional paid-in capital .......................................       25,047,284        24,768,762
   Retained earnings ................................................          238,477         2,930,754
   Accumulated other comprehensive loss .............................         (348,449)         (355,304)
                                                                          ------------      ------------
                                                                            24,997,713        27,403,682
                                                                          ------------      ------------
   Less common stock in treasury (at cost, 57,124 shares) ...........         (199,934)         (199,934)
                                                                          ------------      ------------

       Total stockholders' equity ...................................       24,797,779        27,203,748
                                                                          ------------      ------------
       Total liabilities and stockholders' equity ...................     $ 36,711,885      $ 40,643,334
                                                                          ============      ============

          See accompanying notes to consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2003, 2002 and 2001


                                                     2003              2002              2001
                                                     ----              ----              ----

Revenues ...................................     $ 44,053,584      $ 47,364,720      $ 48,420,133

Direct costs ...............................       14,086,986        15,735,836        17,697,753
                                                 ------------      ------------      ------------

     Gross Profit ..........................       29,966,598        31,628,884        30,722,380

Operating expenses:
Selling, general and administrative expenses       29,165,257        29,189,674        30,703,302
Depreciation and amortization ..............        2,448,483         2,605,804         3,571,943
Loss from joint venture ....................          316,121           350,000           728,268
Loss on sale of subsidiary .................               --                --           495,905
Restructuring charges ......................          592,000                --           634,000
Advisory charges ...........................               --         1,300,000           804,626
                                                 ------------      ------------      ------------
Total Operating Expenses ...................       32,521,861        33,445,478        36,938,044
                                                 ------------      ------------      ------------

     Operating loss ........................       (2,555,263)       (1,816,594)       (6,215,664)

Interest expense ...........................         (314,211)         (279,206)         (273,383)

Interest income ............................           27,197            81,110           141,568
                                                 ------------      ------------      ------------

     Loss before income taxes ..............       (2,842,277)       (2,014,690)       (6,347,479)

Income tax benefit .........................         (150,000)         (145,980)       (2,574,000)
                                                 ------------      ------------      ------------

     Net loss ..............................     $ (2,692,277)     $ (1,868,710)     $ (3,773,479)
                                                 ============      ============      ============

     Basic and diluted loss per share ......     $      (0.45)     $      (0.32)     $      (0.65)
                                                 ============      ============      ============

          See accompanying notes to consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 2003, 2002 and 2001

                                                                                                                 Accumulated Other
                                                        Common stock                                               Comprehensive
                                              ------------------------------      Additional                      Loss - Foreign
                                                Number of                          Paid-In         Retained     Currency Translation
                                                 Shares           Par Value        Capital         Earnings          Adjustment
                                              --------------------------------------------------------------------------------------
Balance at January 1, 2001 ..............        5,751,693      $     57,517     $ 24,138,687     $  8,572,943      $   (199,474)
Comprehensive income:
  Net loss ..............................               --                --               --       (3,773,479)               --
  Foreign currency translation adjustment               --                --               --               --           (21,775)

     Total comprehensive loss ...........       (3,795,254)
Stock options exercised .................           42,320               423          121,240               --                --
Issuances of common stock in connection
   with acquisitions of businesses ......           26,701               267          149,733               --                --
                                              ------------      ------------     ------------     ------------      ------------
Balance at December 31, 2001 ............        5,820,714            58,207       24,409,660        4,799,464          (221,249)
Comprehensive income:
  Net loss ..............................               --                --               --       (1,868,710)               --
  Foreign currency translation adjustment               --                --               --               --          (134,055)

     Total comprehensive loss ...........       (2,002,765)
Stock options exercised .................              700                 7            1,958               --                --
Issuances of common stock in connection
   with acquisitions of businesses ......          125,622             1,256          357,144               --                --
Treasury Stock Transaction ..............               --                --               --               --                --
                                              ------------      ------------     ------------     ------------      ------------
Balance at December 31, 2002 ............        5,947,036            59,470       24,768,762        2,930,754          (355,304)
Comprehensive income:
  Net loss ..............................               --                --               --       (2,692,277)               --
  Foreign currency translation adjustment               --                --               --               --             6,855

     Total comprehensive loss ...........       (2,685,422)
Stock options exercised .................            1,600                16            4,160               --                --
Issuances of common stock in connection
   with acquisitions of businesses ......           91,537               915          274,362               --                --
                                              ------------      ------------     ------------     ------------      ------------
Balance at December 31, 2003 ............        6,040,173      $     60,401     $ 25,047,284     $    238,477      $   (348,449)
                                              ============      ============     ============     ============      ============


                                                 Common             Total
                                                Stock in        Stockholders'
                                                Treasury           Equity
                                              ------------------------------
Balance at January 1, 2001 ..............     $         --      $ 32,569,673
Comprehensive income:
  Net loss ..............................               --        (3,773,479)
  Foreign currency translation adjustment               --           (21,775)
                                                                ------------
     Total comprehensive loss ...........               --                --
Stock options exercised .................               --           121,663
Issuances of common stock in connection
   with acquisitions of businesses ......               --           150,000
                                              ------------      ------------
Balance at December 31, 2001 ............               --        29,046,082
Comprehensive income:
  Net loss ..............................               --        (1,868,710)
  Foreign currency translation adjustment               --          (134,055)
                                                                ------------
     Total comprehensive loss ...........
Stock options exercised .................               --             1,965
Issuances of common stock in connection
   with acquisitions of businesses ......               --           358,400
Treasury Stock Transaction ..............         (199,934)         (199,934)
                                              ------------      ------------
Balance at December 31, 2002 ............         (199,934)       27,203,748
Comprehensive income:
  Net loss ..............................               --        (2,692,277)
  Foreign currency translation adjustment               --             6,855
                                                                ------------
     Total comprehensive loss ...........
Stock options exercised .................               --             4,176
Issuances of common stock in connection
   with acquisitions of businesses ......               --           275,277
                                              ------------      ------------
Balance at December 31, 2003 ............     $   (199,934)     $ 24,797,779
                                              ============      ============

          See accompanying notes to consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2003, 2002 and 2001

                                                                                      2003              2002            2001
                                                                                      ----              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ................................................................     $(2,692,277)     $(1,868,710)     $(3,773,479)
                                                                                   -----------      -----------      -----------
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
     Depreciation and amortization ...........................................       2,448,483        2,605,804        3,571,943
     Allowance for doubtful accounts .........................................          28,003          299,177         (111,252)
     Loss on sale of subsidiary ..............................................              --               --          495,905
     Deferred income taxes ...................................................        (150,000)         245,000         (900,000)
     Equity loss from joint venture ..........................................         316,121          350,000          728,268
     Restructuring charge ....................................................         592,000               --          634,000
     Changes in assets and liabilities, net of acquisitions:
     Accounts receivable .....................................................        (675,087)       1,255,938        5,254,109
     Other assets ............................................................        (119,560)        (642,848)        (645,199)
     Prepaid expenses and other current assets ...............................         (81,677)         334,005         (263,908)
     Prepaid and refundable income taxes .....................................       1,579,147         (526,145)      (1,743,659)
     Accounts payable and accrued expenses ...................................        (713,284)       1,895,598       (1,364,740)
     Other liabilities .......................................................         (85,664)
     Income taxes payable ....................................................              --               --       (1,312,628)
                                                                                   -----------      -----------      -----------
          Net cash provided by operating activities ..........................         446,205        3,947,819          569,360
                                                                                   -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid on acquisitions ...............................................        (341,231)        (850,000)      (1,058,600)
     Capital contribution in joint venture ...................................              --         (250,000)        (500,000)
     Cash received for sale of subsidiary, net of cash included in assets sold              --               --           29,908
     Purchases of property and equipment .....................................      (1,708,714)      (1,353,126)      (2,187,756)
                                                                                   -----------      -----------      -----------
          Net cash used in investing activities ..............................      (2,049,945)      (2,453,126)      (3,716,448)
                                                                                   -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Advances on line of credit ..............................................         267,389          267,984        4,268,681
     Payments on line of credit ..............................................      (1,304,054)              --               --
     Proceeds from the issuance of common stock in connection
       with the exercise of stock options ....................................           4,176            1,965          121,663
     Repayments of long term debt ............................................         (45,291)         (55,067)        (105,438)
                                                                                   -----------      -----------      -----------
          Net cash provided by (used in) financing activities ................      (1,077,780)         214,882        4,284,906
                                                                                   -----------      -----------      -----------
          Net increase (decrease) in cash and cash equivalents ...............      (2,681,520)       1,709,575        1,137,818
Cash and cash equivalents at the beginning of year ...........................       6,389,650        4,680,075        3,542,257
                                                                                   -----------      -----------      -----------
Cash and cash equivalents at end of year .....................................     $ 3,708,130      $ 6,389,650      $ 4,680,075
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

The consolidated financial statements include the accounts of Medialink Worldwide Incorporated, its wholly owned subsidiaries and its 76% owned subsidiary, Teletrax, Ltd. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Revenue earned from the distribution and monitoring of video news releases and the distribution of printed news releases is recognized in the period that the release is distributed. Fees earned for webcasts, satellite media tours and other live events and the production of video news releases and still photographs are recognized in the period that the services are performed. Fees earned from research services are recognized using the percentage of completion method. Fees earned from Teletrax(TM) are recognized over the period of service.

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

         Office equipment                                          3-5 years
         Furniture and fixtures                                    10 years
         Leasehold improvements                                  5 to 10 years

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. In 2001, goodwill was amortized on a straight-line basis over its expected useful life, not to exceed 40 years, and the Company periodically reviewed the recoverability of goodwill and intangible assets. Effective January 1, 2002, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which required us to cease amortizing goodwill and to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. The annual impairment testing required by SFAS No. 142 also requires the Company to use its judgment and could require the Company to write down the carrying value of its goodwill and other intangible assets in future periods.

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

Long-lived Assets

In accordance with SFAS 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Major Customers

Revenues from one customer amounted to approximately 14%, 14% and 11% of total revenues in 2003, 2002 and 2001, respectively.

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

Earnings per Share

Basic loss per share ("EPS") is computed by dividing net loss attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities to common stock. For the year ended December 31, 2003, 2002 and 2001 the Company had common stock equivalents of 50,083, 64,349 and 32,075, respectively, related to stock options that were not included in the computation of EPS because they were antidilutive. Weighted average shares outstanding used for computing EPS for the years ended December 31, 2003, 2002 and 2001 are as follows:

Weighted Average Shares Outstanding         2003         2002           2001
-----------------------------------         ----         ----           ----
         Basic and diluted               5,955,779     5,909,312     5,797,679

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock-Based Compensation

In 2003, 2002, and 2001, the Company had two stock option plans, which are described more fully in Note 7. As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, the Company has retained the compensation measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations for stock options. Under APB Opinion No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known.

If the Company had elected to recognize compensation cost at the grant date, based on the fair value of the options granted, in 2003, 2002 and 2001, as prescribed by SFAS 123, the Company's net loss and loss per share for the years ended December 31, 2003, 2002 and 2001 would approximate the pro forma amounts as indicated below:

                                                            For the year ended December 31,
                                                            -------------------------------
                                                      2003              2002               2001
                                                      ----              ----               ----
         Net loss - as reported                    $(2,692,277)      $(1,868,710)     $(3,773,479)
         Deduct:  total stock-based
           employee compensation expense
           determined under the fair
           value method, net of related tax
           effects                                    (259,000)         (110,000)         (64,200)
                                                   -----------       -----------      -----------
         Net loss - pro forma                      $(2,951,277)      $(1,978,710)     $(3,837,679)
                                                   ===========       ===========      ===========

         Basic and diluted EPS - as reported       $     (.45)       $     (.32)      $     (.65)
         Basic and diluted EPS - pro forma         $     (.50)       $     (.33)      $     (.66)

The fair value of each grant is estimated using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0% for all grants, expected volatility of 5% for 2003, 10% for 2002 and 71% for 2001 grants, risk free interest rates of 4.25% for 2003, 4.25% for 2002 and 4.50% for 2001 grants and expected lives of 5 years for all grants.

Liquidity

The Company has suffered recurring losses for the three-year period ended December 31, 2003. At December 31, 2003, the Company was not in compliance with the minimum tangible net worth covenant under the Company's line of credit agreement, which was waived by the lender through April 15, 2004 through the issuance of a forbearance. The forbearance was extended through January 31, 2005. The covenants under the forbearance are discussed further in note 4. Based on its 2004 projections, management anticipates that it will remain in compliance with these revised covenants. Should the company be unable to meet its projections, management will take appropriate measures in the second quarter, which could include seeking alternative sources of funding, including the factoring of receivables or headcount reductions.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


EFFECTS OF RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which is effective January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The adoption of SFAS 143 did not have a significant impact on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this statement did not have a significant impact on our consolidated financial statements.

In July 2002, SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and EITF 94-3 relates to the timing of liability recognition. Under SFAS 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a significant impact on the Company's financial position or results of operations.

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

2.       Property and Equipment

Property and equipment, at cost, consists of:

                                                            December 31,
                                                        2003             2002
                                                        ----             ----

         Office equipment and software                $9,573,474     $7,472,254
         Furniture and fixtures                        1,406,316      1,409,793
         Leasehold improvements                        3,744,499      3,696,943
                                                      14,724,289     12,578,990
         Less accumulated depreciation
              and amortization                        (8,924,219)    (6,689,150)
                                                      ----------     ----------
         Property and equipment, net                  $5,800,070     $5,889,840
                                                      ==========     ==========

Depreciation and amortization expense was $2,164,484 and $1,590,951 the years ended December 31, 2003 and 2002, respectively.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.       Business Transactions

(a)      Acquisitions, Goodwill and Other Intangibles

On June 16, 1997 the Company acquired certain assets of Corporate TV Group, Inc. ("CTV"), a provider of strategic video communications to corporations and other organizations for internal and external audiences. As consideration for the purchase, the Company paid $3.55 million in cash and issued 37,037 shares of the Company's common stock valued at $333,333. Earn-out provisions allow for up to an additional $6.2 million to be paid based upon certain revenue and profitability targets through 2002. Assuming the targets are met, the additional consideration will be paid in the form of cash and the Company's common stock, as specified in the agreement. Through December 31, 2003 approximately $6.02 million of additional consideration has been recorded under the earn-out provision. Additionally, in connection with this acquisition, the Company paid $300,000 to the stockholder of CTV for a non-compete agreement which expires in 2004. This amount has been recorded as an intangible asset and is being amortized using the straight-line method over the term of the agreement.

During 1999 the Company made an acquisition of a news-related company. As consideration for this purchase, the Company paid $1.26 million in cash and 55,348 shares of the Company's common stock valued at $800,000. Earn-out provisions allow for additional payments of purchase price of up to $1.50 million, based on reaching certain profitability levels, to be paid in the form of cash and the Company's common stock as specified in the agreement, over a period of three years. Through December 31, 2003 $1.50 million of additional consideration has been recorded under the earn-out provisions. Additionally, in connection with acquisition, the Company entered into covenants not to compete with two of the significant shareholders with terms of five years.

Two executive officers of the Company had an interest in one of the acquisitions aggregating approximately 20%. In order to avoid an apparent conflict of interest, an independent member of the Board of Directors and an independent employee negotiated the agreement.

At December 31, 2003 there were no potential additional earn-out provisions outstanding on any of the Company's acquisitions.

All of the above acquisitions have been accounted for under the purchase method of accounting and the results of operations of the acquisitions have been included in the consolidated statements of operations from the dates of acquisition. As of December 31, 2003 the aggregate purchase price, including acquisition costs and amounts paid as a result of earn-out agreements, exceeded the estimated fair value of the total net assets acquired by $19.70 million for all of the acquisitions. Of this amount $4 million has been allocated to customer lists and has been fully amortized and $15.70 million has been allocated to goodwill.

In March 2001 the Company sold a component of its UK photography business and as
a  result  incurred  a  loss  from  the  sale  of  a  subsidiary   amounting  to
approximately $496,000.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company adopted SFAS No. 142, on January 1, 2002. This standard prescribes the accounting treatment for both identifiable intangibles and goodwill after initial recognition. Upon adoption of the standard, amortization of goodwill and indefinite life intangibles ceased and accumulated amortization as of December 31, 2001 reduced the carrying value of these assets. Periodic impairment testing of these assets is now required. Definite life intangibles continue to be amortized over their useful lives.

As of January 1, 2002, the date of adoption, the Company had unamortized goodwill and other intangible assets in the amount of $11.58 million, which was subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill and other intangible assets of continuing operations was $1.91 million for the year ended December 31, 2001.

The following provides pro-forma information as if the financial statements in all periods presented were accounted for in accordance with SFAS 142:

                                                         For the Year Ended December 31,
                                                         ------------------------------
                                                  2003              2002                2001
                                                  ----              ----                ----
         Reported net loss                    $(2,692,277)      $(1,868,710)        $(3,773,479)

         Add back: Goodwill amortization               --                --             874,654
                                              -----------       -----------         -----------
         Adjusted net loss                    $(2,692,277)      $(1,868,710)        $(2,898,825)
                                              ===========       ===========         ===========

Reported basic loss per share                      $(0.45)           $(0.32)            $(0.65)
Add back: Goodwill amortization                        --                --               0.15
                                                   ------            ------             ------
         Adjusted basic loss per share             $(0.45)           $(0.32)            $(0.50)
                                                   ======            ======             ======

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets consist of the following:

                                          December 31, 2003                            December 31, 2002
                                ----------------------------------          -----------------------------------
                                           (in thousands)                                (in thousands)

                                     Gross                                      Gross
                Amortization       Carrying     Accumulated                   Carrying     Accumulated
                   Period           Amount     Amortization     Net            Amount     Amortization      Net
                   ------           ------     ------------     ---            ------     ------------      ---
Customer List     5 years            $4,000      $(4,000)     $  --            $4,000        $(4,000)     $   --
Non-competes      4-7.5 years           500         (440)        60               500           (360)        140
                                     ------      -------      -----            ------        -------      ------
Total                                $4,500      $(4,440)       $60            $4,500        $(4,360)     $  140
                                     ======      =======      =====            ======        =======      ======

Aggregate amortization expense for the years ended December 31, 2003 and 2002 was $79,997 and $490,196, respectively.



Estimated future amortization expense is as follows:

           For the year ended December 31, 2004             $60,000
                                                            -------

           Total estimated amortization                     $60,000
                                                            =======


(b)      Joint Venture

On August 1, 1999 the Company entered into a joint venture with Business Wire to form Business Wire/Medialink, LLC ("Newstream"), for the purpose of connecting its clients to multimedia Internet news sites as Newstream.com. The Company, which has a 50% interest in the joint venture, accounts for its interest in Newstream under the equity method, as it does not have a controlling interest in the entity. During 2002 and 2001 each member made an additional capital contribution of $250,000 and $500,000, respectively. No additional contributions were made in 2003.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is selected financial data of Newstream at December 31:

                                            2003         2002            2001
                                            ----         ----            ----

Balance Sheet Data:

Total current assets                     $1,147,000    $1,310,000      $813,000
Total assets                              1,764,000     2,350,000     2,277,000
Total current liabilities                 1,616,000     1,587,000     1,351,000
Total liabilities and members equity      1,764,000     2,350,000     2,277,000

Operating Data:

Revenues                                  1,186,000     1,164,000     1,137,000
Operating loss                             (615,000)     (665,000)   (1,461,000)
Net loss                                   (614,000)     (663,000)   (1,457,000)

Approximately $541,000, $501,000 and $497,000 of total revenue for the joint venture was generated by the Company in 2003, 2002 and 2001, respectively.

The Company also allocates certain expenses to the joint venture for personnel and other direct, general and administrative costs incurred on its behalf. Total assessments amounted to $781,000, $683,000 and $959,000 in 2003, 2002 and 2001,
respectively. The balance outstanding at December 31, 2003, 2002 and 2001 relating to these assessments amounted to $678,000, $663,000 and $919,000, respectively and are included in prepaid expenses and other current assets.


4.       Line of Credit - Bank

The Company has a line of credit facility with a bank, allowing for borrowings of up to $7.50 million through April 15, 2004. Loans under the Credit Facility bear interest at the 30-Day LIBOR Rate (1.12% at December 31, 2003) plus 2.25% through 3.25%, per annum, as defined.

The Company is subject to a line fee of $37,500 for the period from January 1, 2003 through April 15, 2004.

Covenants under the line of credit agreement require the Company to meet certain financial ratios, including minimum tangible net worth and minimum earnings before interest, taxes, depreciation, amortization and other charges, as defined in the agreement. At December 31, 2003 the Company was not in compliance with the minimum tangible net worth covenant which has been waived by the lender through April 15, 2004 through the issuance of a forbearance. In conjunction with the forbearance, the lender required the Company pay down its line of credit by $500,000, reduce the maximum borrowings under the facility to $5.00 million and put into place minimum cash balance and limits on capital expenditure covenants, as defined.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Subsequent to December 31, 2003 the bank issued an additional forbearance (The "Forbearance") expiring January 31, 2005. The Forbearance reduces the maximum line to the lower of $4.00 million, $3.75 million, $3.50 million and $3.00 million at April 15, 2004, July 1, 2004, October 1, 2004 and December 31, 2004, respectively, or 80% of eligible accounts receivable balances, as defined. Interest under the Forbearance is payable monthly at the rate of the 30-Day LIBOR Rate plus 5.5% per annum. Covenants under the Forbearance include limits on capital expenditures, minimum earnings before interest, taxes, depreciation and amortization and minimum tangible net worth, as defined in the agreement. Additionally, the Forbearance requires the Company to obtain financing by January 15, 2005 to support Teletrax(TM)'s operations.

The Company is subject to a forbearance fee of $30,000 for the period from April 15, 2004 through January 31, 2005.

Substantially all of the assets of the Company are pledged as collateral under the credit facility.


5.       Long-term Debt:

As of December 31, debt consisted of:

                                                         2003            2002
                                                         ----            ----

         Capitalized lease                              $269,248      $ 285,482
         Note payable                                         --         45,291
         Less: current portion                            96,248        113,773
                                                        --------      ---------
         Long-term debt, net of current portion         $173,000      $ 217,000
                                                        ========      =========

The capitalized lease is payable in quarterly installments of $29,666, which includes principal and interest at the rate of 10.8% per annum through August 2006.

At December 31, 2003 and 2002, the gross amount of the equipment and related accumulated depreciation recorded under the capital lease was as follows:

                                                         2003           2002
                                                         ----           ----

         Equipment                                      $324,443       $324,443
         Less accumulated depreciation                   (64,337)       (31,440)
                                                        --------       --------
                                                        $260,106       $293,003
                                                        ========       ========

Depreciation   of  equipment  held  under  the  capital  lease  is  included  in depreciation and amortization expense.

The note was payable in quarterly installments of $15,507, which includes principal and interest at a rate of 8% per annum through July 2003.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.       Stockholders' Equity:

In 2003, 2002 and 2001 the Company issued 91,537 shares, 125,622 shares and 26,701 shares, respectively, of common stock as consideration for acquisitions. The fair value of the common stock was determined based on the average trading price, over various periods, of the Company's common stock at the times of the respective acquisitions.

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

In July 2002 the Company received 57,124 shares of Medialink common stock as payment for loan balances due from a former officer of the Company totaling $199,934. The shares valued at $3.50 per share on the date of the agreement have been recorded as treasury stock at December 31, 2003 and 2002.


7.       Employee Compensation Plans

The Company provides an incentive and nonqualified stock option plan (the "Stock Option Plan") for employees and other eligible participants. The option price for all incentive stock options is the fair market value of the Company's common stock on the date of grant, except for employees owning more than 10% of the outstanding common stock of the Company. The option price for employees owning more than 10% of the outstanding common stock of the Company may be no less than 110% of the fair market value of the shares on the date of the option grant. The stock options vest over a period of four years and have a term of ten years. The number of options to be granted and option prices are determined by the Compensation Committee of the Board of Directors in accordance with the terms of the Stock Option Plan. The Company has reserved 1,670,808 shares of authorized common stock for issuance under this plan. As of December 31, 2003 the Company had 343,907 shares available for grant.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Activity in the Stock Option Plan is as follows:

                                                Shares Under    Weighted Average
                                                   Option        Exercise Prices
                                                ------------    ----------------

         Outstanding at January 1, 2001             874,861           $7.78
            Granted                                 336,732           $3.30
            Exercised                               (39,920)          $2.91
            Canceled                               (178,407)          $8.49
                                                    -------
         Outstanding at December 31, 2001           993,266           $6.38
                                                    =======
         Exercisable at December 31, 200
            through 2011                            634,143           $6.87
                                                    =======

         Outstanding at January 1, 2002             993,266           $6.38
            Granted                                 293,100           $2.61
            Exercised                                  (700)          $2.81
            Canceled                               (150,941)          $6.65
                                                  ---------
         Outstanding at December 31, 2002         1,134,725           $4.65
                                                  =========
         Exercisable at December 31, 200
            through 2012                            702,941           $6.52
                                                    =======

         Outstanding at January 1, 2003           1,134,725           $4.65
            Granted                                  13,000           $2.79
            Exercised                                (1,600)          $2.61
            Canceled                               (107,614)          $4.40
                                                  ---------
         Outstanding at December 31, 2003         1,038,511           $5.47
                                                  =========
         Exercisable at December 31, 2003
            through 2013                            791,012           $6.28
                                                    =======


The Following table summarizes information about stock options outstanding under the Stock Option Plan at December 31, 2003:

                                               Outstanding                                  Exercisable
                              ---------------------------------------------    --------------------------------------
                                                Weighted          Weighted
            Range of                             Average           Average                             Weighted
            Exercise            Number          Remaining         Exercise        Number                Average
             Prices           Outstanding         Life              Price       Exercisable            Exercise Price
           ----------------------------------------------------------------------------------------------------------
         $2.61-8.24             821,186        5.75 years          $ 3.46         573,687                  $ 3.70
         $8.25-13.87            130,000        4.88 years          $11.10         130,000                  $11.10
         $13.88-19.50            87,325        4.57 years          $16.00          87,325                  $16.00
                              ---------                                           -------
Outstanding
December 31, 2003             1,038,511                                           791,012
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

Under the Director Plan, options to purchase 28,000 share at exercise prices of $2.61 and $3.59 and 18,000 shares at the exercise price of $4.38 were issued during 2002 and 2001, respectively. These options expire 10 years from the date of grant; however, upon termination of board membership of any director, the options will expire 12 months after the termination date, but no later than the expiration date. No options were exercised under the Director Plan during 2003, 2002 or 2001. Non-employee directors are also eligible for additional grants of 3,000 shares per year provided they continue to serve the Company in that capacity. Such future grants would become exercisable over a three-year period.

Activity in the Stock Option Plan is as follows:

                                               Shares Under    Weighted Average
                                                  Option        Exercise Prices
                                               ------------    ----------------

         Outstanding at January 1, 2001            134,000           $9.61
           Granted                                  18,000           $4.38
           Exercised                                    --
           Canceled                                     --
                                                   -------
         Outstanding at December 31, 2001          152,000           $8.99
                                                   =======
         Exercisable at December 31, 2001
            through 2011                           109,333           $9.54
                                                   =======

         Outstanding at January 1, 2002            152,000           $8.99
            Granted                                 28,000           $7.77
            Exercised                                   --
                                                        --
                                                   -------
         Outstanding at December 31, 2002          180,000           $8.05
                                                   =======
         Exercisable at December 31, 2002
            through 2012                           136,666           $9.43
                                                   =======

         Outstanding at January 1, 2003            180,000           $8.05
            Granted                                     --
            Exercised                                   --
            Canceled                                    --
                                                   -------
         Outstanding at December 31, 2003          180,000           $8.05
                                                   =======
         Exercisable at December 31, 2003
            through 2012                           155,333           $8.80
                                                   =======

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes information about stock options outstanding under the Director Plan at December 31, 2003:

                                               Outstanding                                  Exercisable
                              --------------------------------------------      --------------------------------
                                                 Weighted         Weighted
            Range of                             Average           Average                           Weighted
            Exercise            Number          Remaining         Exercise        Number              Average
             Prices           Outstanding         Life              Price       Exercisable       Exercise Price
          ------------------------------------------------------------------------------------------------------
         $2.61-8.20             112,000         10.45 years        $ 4.59          87,333             $ 4.77
         $8.21-13.79             40,000          8.48 years        $11.11          40,000             $11.11
         $13.80-19.38            28,000          9.78 years        $17.53          28,000             $17.53
                               --------                                          --------
Outstanding
December 31, 2003               180,000                                           155,333
                                =======                                           =======


8.       Commitments

(a)      Leases

The Company has various non-cancelable operating leases for office space that expire in 2010. Future minimum payments under operating leases consisted of the following at December 31, 2002:

           For the year ending December 31,
           --------------------------------
                  2004                                            3,140,000
                  2005                                            3,259,000
                  2006                                            3,167,000
                  2007                                            2,521,000
                  2008                                            2,121,000
                  Thereafter                                      2,917,000
                                                                -----------
                        Total minimum lease payments            $17,125,000
                                                                ===========

Rent expense under operating leases amounted to approximately $3,042,000, $3,211,000 and $3,414,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

(b)      Employment Agreements

The Company has entered into employment agreements with various executives expiring through December 31, 2003. Future minimum payments, including base salary and minimum bonuses, related to these agreements, are approximately $3,138,000 in 2004.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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


9.       Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31:

                                                      2003              2002
                                                      ----              ----

         Production costs                           $1,278,249       $1,856,785
         Deferred revenue                              801,981          417,935
         Salary and related                            741,421          738,027
         Selling, general and administrative           292,524          229,868
         Professional fees                             235,004          224,806
         Earn-out provision on acquisition                  --          262,000
         Other                                         599,630          639,291
                                                    ----------       ----------
                                                    $3,948,809       $4,368,712
                                                    ==========       ==========

10.      Income Taxes:

The provision (benefit) for income taxes consists of the following components:

                                           For the Year Ended December 31,
                                       -------------------------------------
                                       2003            2002           2001
                                       ----            ----           ----

         Current:
            Federal                  $      --      $(385,000)    $(1,558,000)
            State and local                 --         (5,980)       (116,000)
                                     ---------      ---------     -----------
                                            --       (390,980)     (1,674,000)
                                     ---------      ---------     -----------
         Deferred:
            Federal                   (185,000)       180,000        (375,000)
            State and local             35,000         65,000        (525,000)
                                     ---------      ---------     -----------
                                      (150,000)       245,000        (900,000)
                                     ----------     ---------     -----------
                                     $(150,000)     $(145,980)    $(2,574,000)
                                     =========      =========     ===========

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The difference in income tax benefit between the amount computed using the statutory federal income tax rate and the Company's effective tax rate is due to the following:

                                                                  For the Year Ended December 31,
                                                                ---------------------------------
                                                                2003           2002          2001
                                                                ----           ----          ----
         Income tax benefit at statutory rate                 $(966,000)     $(685,000)  $(2,158,000)
         Increase (decrease) in income taxes resulting
            from:
             State and local income taxes, net of Federal
                income tax benefit (provision)                   23,000         68,000      (423,000)
             Valuation allowance on foreign operating
                loss carryforward                               712,000        252,000            --
             Non-deductible expenses and other                   81,000        219,020         7,000
                                                              ---------      ---------   -----------
                                                              $(150,000)     $(145,980)  $(2,574,000)
                                                              =========      =========   ===========

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                          As of December 31,
                                                      -----------------------
                                                      2003               2002
                                                      ----               ----

         Allowance for doubtful accounts           $  199,000        $  199,000
         Depreciation and amortization of
            property and equipment                     63,000            63,000
         Amortization of intangibles                  456,000           992,000
         Accrued loss on sublease                     161,000
         Net operating loss carry forwards          1,889,000           652,000
         Capital loss carryforward                    200,000           200,000
                                                   ----------         ---------
            Total gross deferred tax assets         2,968,000         2,106,000
               Less valuation allowance              (964,000)         (252,000)
                                                   ----------         ---------

                                                   $2,004,000        $1,854,000
                                                   ==========        ==========

The Company has a US federal net operating loss carry forward approximating $1,362,000 expiring in 2023. The Company has a capital loss carryforward of approximately $500,000, expiring in 2006, that can be used to offset future capital gains. The Company also has net operating loss carryforwards for state and local tax purposes of approximately $6.8 million expiring through 2018. Additionally, the Company has foreign loss carryforwards of approximately $2,700,000 related substantially to the loss generated by Teletrax(TM), its 76% owned foreign subsidiary. The foreign loss carryforwards have no expiration date. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Due to the limited historical results of Teletrax(TM) and management's limited ability to project future results, the Company has recorded a valuation allowance of $833,000 related to the foreign deferred tax asset generated by its UK tax losses. Based on the historical taxable income and projections for future taxable income, of the Company's domestic operations, over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the remaining deferred tax assets.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.      Segment Information

Management considers all of the Company's products and services to be included as a single operating segment, therefore, the disclosure requirements of SFAS 131 consist only of segment information by geographic location.

A summary of the Company's operations by major geographic location are as follows for the years ended December 31,

                                      2003                             2002                          2001
                                      ----                             ----                          ----

                               US              UK                US             UK             US           UK
                               --              --                --             --             --           --
Revenues:
  External clients         $39,594,783     $4,458,801        $40,188,739    $7,175,981    $40,397,272    $8,022,861
  Inter-segment                192,000        249,000            917,000       727,000        330,000       636,000
                          ------------     -----------       -----------    ----------   ------------    ----------
    Total revenues         $39,786,783     $4,707,801        $41,105,739    $7,902,981    $40,067,272    $8,658,861
                          ============     ==========        ===========    ==========    ===========    ==========

Total assets               $32,987,950     $3,723,935        $37,482,424    $3,599,910    $38,243,355    $2,569,198
                          ============     ==========        ===========    ==========    ===========    ==========


12.      Supplemental Cash Flow Information:

Cash paid (recieved) for interest and income taxes during the years ended December 31, 2003, 2002 and 2001 was as follows:

                                       2003             2002          2001
                                       ----             ----          ----

         Interest                  $   314,000        $279,000      $  273,000
                                   ===========        ========      ==========

         Income Taxes              $(1,580,000)       $135,000      $1,378,000
                                   ===========        ========      ==========



Non-cash investing and financing activities for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                                        2003            2002         2001
                                                        ----            ----         ----
         Common stock issued in connection with
            acquisitions                               $275,000      $358,000      $  150,000
                                                        =======       =======       =========


         Treasury stock  redeemed in connection
           with satisfaction of note receivable        $     --      $200,000      $       --
                                                       ========      --------      ==========

         Accrued earn-out provision                    $     --      $262,000      $  208,000
                                                       ========      ========      ==========

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.      401(k) Plan:

The Company maintains a qualified 401(k) plan (the "Plan") covering all eligible employees. Eligible employees may make elective salary reduction contributions to the Plan of up to 15% of their annual compensation, subject to a dollar limit established by law. In addition, the Company may provide, in its discretion, a matching contribution equal to a percentage of the employee's contribution. Participants are fully vested at all times in the amounts they contribute to the Plan. Only participants who have completed a year of service during the Plan year and are actively employed on the last day of such year are vested in the Company's matching contributions for such year. The Company's matching contributions amounted to approximately $128,000 in 2001. There was no matching contribution made by the Company in 2003 or 2002.


14.      Allowance for Doubtful Accounts:
                                                       2003              2002
                                                       ----              ----

        Balance at beginning of year                 $ 655,417      $ 356,240
        Direct write-offs                              (88,248)       (18,040)
        Additional charges to costs and expenses       116,251        317,217
                                                     ---------      ---------
        Balance at the end of year                   $ 683,420      $ 655,417
                                                     =========      =========


15.     Quarterly Results of Operations (Unaudited):

                                                           (In thousands of dollars, except per share data)

                                                                            For the Quarter Ended
                                                  -----------------------------------------------------------------
                                                       March 31,       June 30,        September 30,    December 31,
                                                         2003            2003              2003            2003
                                                         ----            ----              ----            ----

         Revenues                                      $10,961           $11,693          $10,321           $11,079
         Gross profit                                    7,412             7,858            7,085             7,613
         Operating loss                                   (689)             (633)          (1,146)              (86)
         Net loss                                         (678)             (598)          (1,068)             (347)
         Basic and diluted loss per share                (0.11)            (0.10)           (0.18)            (0.06)

                                                                             For the Quarter Ended
                                                  -----------------------------------------------------------------
                                                       March 31,       June 30,        September 30,    December 31,
                                                         2002            2002              2002            2002
                                                         ----            ----              ----            ----

         Revenues                                      $11,075           $12,785          $11,376           $12,129
         Gross profit                                    7,195             8,216            7,713             8,505
         Operating income (loss)                          (964)             (121)          (1,251)              519
         Net income (loss)                                (698)             (244)            (993)               66
         Basic and diluted earnings (loss) per share     (0.12)            (0.04)           (0.17)             0.01

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


16.      Restructuring Charges :

In September 2003 the Company entered into an agreement to sublease excess office space in its Norwalk, CT location. The sublease resulted in a $592,000 restructuring charge to operations in the 3rd quarter of 2003 calculated as follows:


                  Present value of current lease obligation        $1,010,000
                  Present value of sublet rental income              (491,000)
                  Costs incurred in connection with agreement          73,000
                                                                   ----------
                  Net restructuring charge                            592,000
                  Less: utilization during 2003                       (36,664)
                                                                   ----------
                  Balance at December 31, 2003                        555,336
                  Less: current portion                              (163,000)
                                                                   ----------
                  Balance at December 31, 2003, net of
                     current portion                               $  392,336
                                                                   ==========

Both the existing lease and sublease expire in February 2008.


In March 2001 the Company combined its U.S. and international broadcast services into a Global Broadcast Services unit. The corporate reorganization is designed to accelerate the growth of its broadcast services business. The Company incurred a charge of $420,000 as a result of the restructuring. Additionally, in September 2001 the Company reduced its staff in the UK and US incurring a restructuring charge of $214,000. The total charges aggregating $634,000 included severance and related payments to terminated employees of approximately $430,000. Through December 31, 2001 approximately $524,000 of the total restructuring charges have been paid and the remaining balance of approximately $110,000 was included in accrued expenses. The remaining balance was paid during 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors of the Company who are standing for reelection is set forth under "Election of Directors" in the Company's Definitive Proxy Statement to be filed within 120 days after the Company's fiscal year ended December 31, 2003 (the "Proxy Statement"), which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information regarding the Company's compensation of its named executive officers is set forth under "Executive Compensation" in the Company's Definitive Proxy Statement, which information is incorporated herein by reference. Information regarding the Company's compensation of its directors is set forth under "Directors' Compensation" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information regarding security ownership of certain beneficial owners and management is set forth under "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is set forth under "Certain Relationships and Related Transactions" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 regarding the Company's principal accounting fees and services is incorporated herein by reference from the information provided under the heading "Proposal 3: Ratification of Independent Auditors" of the Company's Definitive Proxy Statement anticipated to be dated April 28, 2004.


                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

         31. Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


         32. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b)      Report on Form 8-K:

                  Report on Form 8-K dated February 29, 2003 regarding expected losses from its subsidiary Teletrax(TM) for the year ended December 31, 2003 and expected capital expenditures during the year ended December, 31, 2003.

                  Report on Form 8-K dated April 29, 2003 regarding earnings for the first quarter ended March 31, 2003.

                  Report on Form 8-K dated July 29, 2003 regarding earnings for the second quarter ended June 30, 2003.

                  Report on Form 8-K dated October 28, 2003 regarding earnings for the third quarter ended September 30, 2003.

                                                                     Page Number

(a) 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF MEDIALINK
WORLDWIDE INCORPORATED AND SUBSIDIARIES

Independent Auditors' Report                                                F-1

Consolidated Balance Sheets as of December 31, 2003 and
December 31, 2002                                                           F-2

Consolidated Statements of Operations for the Years Ended December 31,
2003, December 31, 2002 and December 31, 2001                               F-3

Consolidated Statements of Stockholders' Equity for the Years Ended
December 31, 2003, December 31, 2002 and December 31, 2001                  F-4

Consolidated Statements of Cash Flows for the Years Ended December 31,
2003, December 31, 2002 and December 31, 2001                               F-5

Notes to Consolidated Financial Statements for the Years Ended
December 31, 2003, December 31, 2002 and December 31, 2001                  F-6


         2. All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(c) EXHIBITS


    Exhibit                                                                                                 Foot
    Number                                            Description                                          notes
    ------                                            -----------                                          -----

    3.1          Amended and Restated Certificate of Incorporation of
                 Medialink Worldwide Incorporated                                                           (1)
   *3.2          Amendment 1 to the Amended and Restated By-Laws of the Medialink
                 Worldwide Incorporated
    4.1          Preferred Stock Rights Agreement, dated as of August 16, 2001 between Medialink
                 Worldwide Incorporated and Mellon Investor Service, LLC, including the Certificate of
                 Designation, the form of Rights Certificate and the Summary of Rights attached
                 thereto as Exhibits A, B and C, respectively                                               (2)
   10.1          Amended and Restated Employment Agreement, dated as of August 28, 2001, by and
                 between Medialink Worldwide Incorporated and Laurence Moskowitz                            (3)

   10.2          Amended and Restated Employment Agreement, dated as of August 28, 2001, by and
                 between Medialink Worldwide Incorporated and J. Graeme McWhirter                           (4)

   10.3          Amended and Restated Employment Agreement, dated as of January 1, 2002, by and             (5)
                 between Medialink Worldwide Incorporated and Richard Frisch
   10.4          Non-Compete Agreement, dated as of June 16, 1997, by and between Medialink Worldwide
                 Incorporated, Corporate TV Group, Inc. and Richard Frisch
                                                                                                            (6)
   10.5          Asset Purchase Agreement, dated as of June 16, 1997, by and among Medialink Worldwide
                 Incorporated, Corporate TV Group, Inc. and Richard Frisch
                                                                                                            (7)
   10.6          Registration Rights Agreement, made as of June 16, 1997, by and between Medialink
                 Worldwide Incorporated and Richard Frisch                                                  (8)

   10.7          Medialink Worldwide Incorporated 401(k) Tax Deferred Savings Plan                          (9)

   10.8          Amended and Restated Stock Option Plan and form of Stock Option Agreement
                                                                                                            (10)
   10.9          Medialink Worldwide Incorporated 1996 Directors Stock Option Plan and form of 1996
                 Directors Stock Option Agreement                                                           (11)
  *10.10         Form of Indemnification Agreement
  *10.11         Forbearance Agreement
  *21.           Subsidiaries of Medialink Worldwide Incorporated *23. Consent of KPMG LLP
  *27.           Financial Data Schedule
  *31.1          Certification of Chief Executive Officer pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002
  *31.2          Certification of Chief Financial Officer pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002

  *32            Certification of Chief Executive Officer pursuant to Section 906 of the
                 Sarbanes-Oxley Act
  *32            Certification of Chief Financial Officer pursuant to Section 906 of the
                 Sarbanes-Oxley Act
-----------------------
* Filed herewith

(1) Filed as Exhibit 2.5 to Medialink Worldwide Incorporated Form 8-A, filed on January 16, 1997 (Registration No. 000-21989) and incorporated herein by reference.

(2) Filed as Exhibit 4.1 to Medialink Worldwide Incorporated Report on Form 8-A dated August 16, 2001 and incorporated herein by reference.

(3) Filed as Exhibit 10.1 to Medialink Worldwide Incorporated Annual Report on Form 10-K dated March 28, 2002 and incorporated herein by reference

(4) Filed as Exhibit 10.2 to Medialink Worldwide Incorporated Annual Report on Form 10-K dated March 28, 2002 and incorporated herein by reference.

(5) Filed as Exhibit 10.3 to Medialink Worldwide Incorporated Annual Report on Form 10-K dated March 31, 2003 and incorporated herein by reference.

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


MEDIALINK WORLDWIDE INCORPORATED
--------------------------------

By:  /s/ Laurence Moskowitz
-----------------------------------
Laurence Moskowitz,
Chairman of the Board, Chief Executive Officer and President

By:  /s/ J. Graeme McWhirter
------------------------------------
J. Graeme McWhirter
Executive Vice President, Secretary and Chief Financial Officer
Dated:  April 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Laurence Moskowitz                                       April 14, 2004
------------------------------------
 Laurence Moskowitz, Chairman
 of the Board, Chief Executive Officer and President

 /s/ Harold Finelt                                            March 26, 2004
------------------------------------
 Harold Finelt, Director

 /s/ Donald Kimelman                                          March 26, 2004
------------------------------------
 Donald Kimelman, Director

 /s/ James J. O'Neill                                         March 26, 2004
------------------------------------
 James J. O'Neill, Director

 /s/ Theodore Wm. Tashlik                                     March 26, 2004
------------------------------------
 Theodore Wm. Tashlik, Director

 /s/ Paul Sagan                                               March 26, 2004
------------------------------------
 Paul Sagan, Director

 /s/ J. Graeme McWhirter                                      April 14, 2004
------------------------------------
 J. Graeme McWhirter, Director
 Executive Vice President, Secretary and Chief Financial
 Officer

 /s/ Alain Schibl                                             March 26, 2004
------------------------------------
 Alain Schibl, Director

/s/ Catherine Lugbauer                                        March 26, 2004
------------------------------------
 Catherine Lugbauer, Director

/s/ John M. Greening                                          March 26, 2004
------------------------------------
 John M. Greening, Director