Form 10-Q
period 2004-03-31
MEDIALINK WORLDWIDE INC
filed 2004-05-17
CIK 812890

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on May 14, 2004:

      Common Stock - 5,986,001

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements                                                3

        Condensed Consolidated Balance Sheets as of March 31,
        2004 (unaudited) and December 31, 2003                              3

        Unaudited Condensed Consolidated Statements of Operations
        for the three months ended March 31, 2004 and 2003                  4

        Unaudited Condensed Consolidated Statements of Cash Flows
        for the three months ended March 31, 2004 and 2003                  5

        Notes to Unaudited Condensed Consolidated Financial Statements   6 - 10

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                       11 - 18

ITEM 3. Qualitative and Quantitative Disclosure About Market Risk          19

ITEM 4. Controls and Procedures                                            19

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                  20

ITEM 2. Changes in Securities and Use of Proceeds                          20

ITEM 3. Defaults Upon Senior Securities                                    20

ITEM 4. Submission of Matters to a Vote of Security Holders                20

ITEM 5. Other Information                                                  20

ITEM 6. Exhibits and Reports on Form 8-K                                   20

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 2004 and December 31, 2003

                                                                          March 31,       December 31,
                                                                             2004             2003
                                                                         ------------     ------------
                                                                         (Unaudited)

                                     ASSETS
Current Assets:
   Cash and cash equivalents                                             $  2,484,094     $  3,708,130
   Accounts receivable, net of allowance for doubtful accounts of
     $766,673 and $683,420                                                  7,028,778        7,225,166
   Prepaid expenses and other current assets                                2,943,542        2,183,011
   Prepaid and refundable taxes                                               739,095          690,657
   Deferred tax assets                                                        199,000          199,000
                                                                         ------------     ------------
       Total current assets                                                13,394,509       14,005,964
                                                                         ------------     ------------

Property and equipment, net                                                 5,644,030        5,800,070

Goodwill                                                                   13,234,051       13,234,051
Customer list and other intangibles,net of accumulated amortization
  of $4,460,483 and $4,440,485                                                 39,517           59,515
Investment in joint venture                                                   270,795          365,483
Deferred tax assets                                                         1,980,000        1,805,000
Other assets                                                                1,136,766        1,441,802
                                                                         ------------     ------------
       Total assets                                                      $ 35,699,668     $ 36,711,885
                                                                         ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of obligations under capital leases                   $     93,330     $     96,248
   Borrowings on credit facilities                                          5,000,000        5,500,000
   Accounts payable                                                         2,588,822        1,692,713
   Accrued expenses and other current liabilities                           3,549,861        3,948,809
                                                                         ------------     ------------
       Total current liabilities                                           11,232,013       11,237,770
Obligations under capital leases, net of current portion                      142,121          173,000
Other long term liabilities                                                   432,904          503,336
                                                                         ------------     ------------
       Total liabilities                                                   11,807,038       11,914,106
                                                                         ------------     ------------
Stockholders' Equity:
   Common stock; $.01 par value. Authorized 15,000,000 shares; issued
      6,043,125 shares in 2004 and 6,040,173 shares in 2003                    60,431           60,401
   Additional paid-in capital                                              25,056,216       25,047,284
   Retained earnings (accumulated deficit)                                   (779,289)         238,477
   Accumulated other comprehensive loss                                      (244,794)        (348,449)
                                                                         ------------     ------------
                                                                           24,092,564       24,997,713
                                                                         ------------     ------------
   Less common stock in treasury (at cost, 57,124 shares)                    (199,934)        (199,934)
                                                                         ------------     ------------

       Total stockholders' equity                                          23,892,630       24,797,779
                                                                         ------------     ------------
       Total liabilities and stockholders' equity                        $ 35,699,668     $ 36,711,885
                                                                         ============     ============

       See notes to unaudited condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2004 and 2003


                                                      2004             2003
                                                  ------------     ------------

Revenues                                          $ 10,568,020     $ 10,960,992

Direct costs                                         3,278,147        3,549,303
                                                  ------------     ------------

     Gross Profit                                    7,289,873        7,411,689

Operating Expenses:
Selling, general and administrative expenses         7,288,144        7,462,227
Depreciation and amortization                          653,250          538,815
Loss from joint venture                                 94,688          100,000
Loss on impairment of investments                      342,000               --
                                                  ------------     ------------

     Operating loss                                 (1,088,209)        (689,353)

Interest expense, net                                  (79,557)         (88,716)
                                                  ------------     ------------

     Loss before income taxes                       (1,167,766)        (778,069)

Benefit from income taxes                             (150,000)        (100,000)
                                                  ------------     ------------

     Net loss                                     $ (1,017,766)    $   (678,069)
                                                  ============     ============

Basic and diluted loss per share                  $      (0.17)    $      (0.11)
                                                  ============     ============

       See notes to unaudited condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three Months Ended March 31, 2004 and 2003


                                                                     2004             2003
                                                                 ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                    $ (1,017,766)    $   (678,069)
                                                                 ------------     ------------
     Adjustments to reconcile net loss to net cash
        used in operating activities:
     Depreciation and amortization                                    653,250          538,815
     Deferred income taxes                                           (175,000)         125,000
     Equity loss from joint venture                                    94,688          100,000
     Loss on impairment of investments                                342,000               --
     Changes in assets and liabilities
       Accounts receivable                                            300,043       (1,983,845)
       Other assets                                                  (146,227)          32,969
       Prepaid expenses and other current assets                     (760,531)        (277,407)
       Accounts payable and accrued expenses                          497,161          938,416
       Other long term liabilities                                    (70,432)              --
       Prepaid and refundable taxes                                   (48,438)        (146,684)
                                                                 ------------     ------------
          Net cash used in operating activities                      (331,252)      (1,350,805)
                                                                 ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for earn out payments on acquisitions                       --         (315,803)
     Purchases of property and equipment                             (367,949)        (563,518)
                                                                 ------------     ------------
          Net cash used in investing activities                      (367,949)        (879,321)
                                                                 ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock in connection
       with the exercise of stock options                               8,962               --
     Repayments of long term debt                                     (33,797)         (15,507)
     Borrowings on line of credit - bank                               52,017           98,043
     Payments on line of credit - bank                               (552,017)        (597,207)
                                                                 ------------     ------------
          Net cash used in financing activities                      (524,835)        (514,671)
                                                                 ------------     ------------
          Net decrease in cash and cash equivalents                (1,224,036)      (2,744,797)
Cash and cash equivalents at the beginning of period                3,708,130        6,389,650
                                                                 ------------     ------------
Cash and cash equivalents at end of period                       $  2,484,094     $  3,644,853
                                                                 ============     ============

Supplemental disclosure of non-cash activities:
   Common stock issued in connection with acquisitions           $         --     $    275,277
                                                                 ============     ============

       See notes to unaudited condensed consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of presentation

The condensed consolidated financial statements included herein have been prepared by Medialink Worldwide Incorporated and Subsidiaries (collectively, the "Company" or "Medialink"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K filing for the year ended December 31, 2003.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three months ended March 31, 2004. The results for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the full fiscal year.

(2)   Loss per Share

Basic loss per common share is computed using net loss applicable to common stock and the weighted average number of shares outstanding. Diluted loss per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. For the three month periods ended March 31, 2004 and 2003, the Company had common stock equivalents of 151,216 and 41,219, respectively, related to stock options that were not included in the computation of loss per common share because they were antidilutive. The weighted average number of shares for the three months ended March 31, 2004 and 2003 are as follows:

Weighted Average Shares Outstanding
-----------------------------------

                                       For the three months ended March 31,
                                       ------------------------------------
                                           2004                    2003
                                           ----                    ----

      Basic and diluted                  5,992,890               5,913,855
                                         =========               =========

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(3)   Comprehensive Loss

The components of comprehensive loss consist of the following:

                                            For the three months ended March 31,
                                            ------------------------------------
                                                    2004             2003
                                                    ----             ----

      Net loss                                 $ (1,017,766)    $   (678,069)

      Other comprehensive income (loss):
         Foreign currency translation
           adjustments                              103,655          (50,337)
                                               ------------     ------------

      Comprehensive loss                       $   (914,111)    $   (728,406)
                                               ============     ============

Accumulated other comprehensive loss at March 31, 2004 and December 31, 2003 consists of foreign currency translation adjustments.

(4)   Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", and amended the interpretation with FIN 46(R) in December 2003. This interpretation and its amendment set forth a requirement for an investor with a majority of the variable interests in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has not entered into any arrangements with VIEs after January 31, 2003. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 have been delayed to the first interim or annual period beginning after December 15, 2003. The Company has evaluated the impact of adoption of FIN 46(R) for its arrangements created before January 31, 2003. The adoption of this standard did not have a material impact on the Company's financial statements.

(5)   Investments and Acquisitions

On April 8, 2002, TTX Limited ("Teletrax(TM)"), a subsidiary of the Company, entered into a Technology License Agreement with Koninklijke Philips Electronics N.V. ("Philips") for the use of Philips' WaterCast technology. Medialink, which owns 76% of Teletrax(TM), had agreed to advance to

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


Teletrax(TM), in the form of a loan, up to a total of $1.761 million. Through March 31, 2003, Medialink has fulfilled this commitment. The minority shareholder of Teletrax(TM) has no future funding obligations and, accordingly, the Company has recorded 100% of the loss from operations of this subsidiary, which it consolidates.

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

For the three month period ended March 31, 2003 the Company recorded goodwill related to earn-out payments on acquisitions of $380,000. As of March 31, 2003 the Company had no future commitments on any of its acquisitions that would result in additional goodwill to be recorded.

During the quarter ended March 31, 2004, the Company recorded a loss on the impairment of investments of $342,000 related to two investments accounted for under the cost method.

(6)   Line of Credit

The Company has a line of credit facility with a bank, allowing for borrowings of up to $7.50 million through April 15, 2004. Loans under the Credit Facility bear interest at the 30-Day LIBOR Rate (1.09% at March 31, 2004) plus 2.25% through 3.25% per annum, as defined.

The Company is subject to a line fee of $37,500 for the period from January 1, 2003 through April 15, 2004.

Covenants under the line of credit agreement require the Company to meet certain financial ratios, including minimum tangible net worth and minimum earnings before interest, taxes, depreciation, amortization and other charges, as defined in the agreement. At December 31, 2003 the Company was not in compliance with the minimum tangible net worth covenant which was waived by the bank through April 15, 2004 through the issuance of a forbearance. In conjunction with the forbearance, the bank required the Company pay down its line of credit by $500,000, reduce the maximum borrowings under the facility to $5.00 million and put into place a minimum cash balance and limits on capital expenditure covenants, as defined in the forbearance.

Subsequent to March 31, 2004 the bank issued an additional forbearance (the "Forbearance") expiring January 31, 2005. The Forbearance reduces the maximum line to the lower of (i) $4.00 million, $3.75 million, $3.50 million and $3.00 million at April 15, 2004, July 1, 2004, October 1, 2004 and December 31, 2004, respectively, or (ii) 80% of eligible accounts receivable balances, as defined in the Forbearance. Interest under the Forbearance is payable monthly at the rate of the 30-

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


Day LIBOR Rate plus 5.5% per annum. Covenants under the Forbearance include limits on capital expenditures, minimum earnings before interest, taxes, depreciation and amortization and minimum tangible net worth, as defined in the agreement. Additionally, the Forbearance requires the Company to obtain financing by January 15, 2005, to support Teletrax(TM)'s operations.

The Company is subject to a forbearance fee of $30,000 for the period from April 15, 2004 through January 31, 2005.

Substantially all of the assets of the Company are pledged as collateral under the credit facility.

(7)   Intangible Assets

Intangible assets consist of the following:

                                           March 31, 2004                              December 31, 2003
                                   --------------------------------           ---------------------------------
                                           (in thousands)                                (in thousands)

                                     Gross                                      Gross
                Amortization       Carrying     Accumulated                   Carrying     Accumulated
                   Period           Amount     Amortization     Net            Amount     Amortization      Net
                   ------           ------     ------------     ---            ------     ------------      ---
Customer List     5 years            $4,000      $(4,000)       $ -            $4,000        $(4,000)        $ -
Non-competes      4-7.5 years           500         (460)        40               500           (440)         60
                                     ------      -------        ---            ------        -------         ---
Total                                $4,500      $(4,460)       $40            $4,500        $(4,440)        $60
                                     ======      =======        ===            ======        =======         ===

Aggregate amortization expense for the three months ended March 31, 2004 and 2003 was $20,000 for each period.

Estimated future amortization expense is as follows:

      For the nine months ending December 31, 2004            $40,000
                                                              =======

(8)   Stock Based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. We adopted

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


the disclosure portion of this statement in the fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard will have no impact on our consolidated financial position or results of operations. The Financial Accounting Standards Board recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings during 2004. We will continue to monitor their progress on the issuance of this standard as well as evaluate our position with respect to current guidance.

If the Company had elected to recognize compensation cost at the grant date, based on the fair value of the options granted, in 2004 and 2003, as prescribed by SFAS 123, the Company's net loss and loss per share for the periods ended March 31, 2004 and 2003 would approximate the pro forma amounts as indicated below:

                                          For the three months ended March 31,
                                          ------------------------------------
                                                 2004             2003
                                                 ----             ----

      Net loss - as reported                 $ (1,017,766)    $   (678,069)
      Deduct:  total stock-based
        employee compensation expense
        determined under the fair
        value method, net of related tax
        effects                                   (34,132)         (80,210)
                                             ------------     ------------
      Net loss - pro forma                   $ (1,051,898)    $   (758,279)
                                             ============     ============


      Basic and diluted EPS - as reported    $       (.17)    $       (.11)
      Basic and diluted EPS - pro forma      $       (.18)    $       (.13)

The fair value of each grant is estimated using the Black-Scholes Options Pricing Model with the following assumptions: risk free interest rate of 4.25%, expected life of 5 years and dividend yield of 0% for all grants and expected volatility of 5% in 2003. There were no options granted during the three months ended March 31, 2004.

(9)   Supplemental Cash Flow Information:

Cash paid for interest and income taxes during the three months ended March 31, 2004 and 2003 was as follows:

                                 2004          2003
                                 ----          ----

      Interest                $   80,000    $   89,000
                              ==========    ==========

      Income Taxes            $   72,000    $   78,000
                              ==========    ==========

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(10)  Liquidity

The Company has suffered recurring losses for the three-year period ended December 31, 2003 and through March 31, 2004. At December 31, 2003, the Company was not in compliance with the minimum tangible net worth covenant under the Company's line of credit agreement, which was waived by the lender through April 15, 2004 through the issuance of a forbearance. The forbearance was extended through January 31, 2005. The covenants under the forbearance are discussed further in note 6. Based on its 2004 projections, management anticipates that it will remain in compliance with these revised covenants. Should the company be unable to meet its projections, management will take appropriate measures in the second quarter, which could include seeking alternative sources of funding, including the factoring of receivables or headcount reductions.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary and Outlook

The Public Relations industry showed signs of rebounding in the first quarter of 2004 and client activity in the Company's principal media communications services improved, however, the Company experienced a decline in demand on its strategic services as a result of fewer issues-related needs from a significant client.

Revenues from Media Communications and Media Research services decreased $725,000, or 7% as compared to 2003. At the same time, the Company continued to invest in its new Teletrax(TM) service and increased revenue from its Teletrax(TM) services by $333,000, from $96,000 in to 2003 to $429,000 in 2004.

During the quarter the Company continued to focus its efforts on creating operating efficiencies, increasing its gross profit margins, reducing its payroll, where practicable, and identified further savings in selling, general and administrative expenses ("S, G & A").

Improvements in gross profit margins on 2004 revenue created savings of $144,000. Additionally, the Company achieved savings of $174,000 in S, G & A as compared to 2003.

The Company finances its operations from cash generated from operations and from its line of credit facility. During the first quarter of 2004, the Company negotiated a forbearance agreement requiring the Company to limit its borrowings to a maximum of $5.00 million. In April 2004, the bank agreed to extend the forbearance through January 31, 2005, and required additional reductions in the maximum line throughout 2004. The Company believes the current line of credit facility, in conjunction with the costs savings implemented in 2003 and 2004, will be adequate to fund the Company's needs during 2004. The Company has agreed to find additional financing to fund the operations of Teletrax(TM) by January 15, 2005.

Three months ended March 31, 2004 compared to Three months ended March 31, 2003 Revenues for the three months ended March 31, 2004 (the "2004 Quarter") were $10.57 million as compared $10.96 million for the three months ended March 31, 2003 (the "2003 Quarter"), broken out as follows:

                                                  (in thousands)
                                   --------------------------------------------
                                       For the Three Months Ended March 31,
                                   --------------------------------------------
                                     2004        2003       Change         %
                                   --------    --------    --------    --------
Media Communication Services       $  8,059    $  8,582    $   (523)        (6%)
Research Communication Services       2,080       2,282        (202)        (9%)

Teletrax:
Service Revenue                         269          92         177        192%
Equipment Sales                         160           4         156       3900%
                                   --------    --------    --------    --------
Total Teletrax                          429          96         333        347%
                                   --------    --------    --------    --------

Total Revenue                      $ 10,568    $ 10,960    $   (392)        (4%)
                                   ========    ========    ========    ========

While the Company detected a slight rebound in spending from the public relations industry, the Company experienced a decrease in demand for its strategic services as a significant client had fewer issue-related needs during the 2004 Quarter as compared to the 2003 Quarter.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Direct costs decreased by $271,000, or 8%, from $3.55 million in the 2003 Quarter to $3.28 million in the 2004 Quarter. Included in direct costs were direct costs associated with Teletrax Service Revenue of $187,000 and $101,000, respectively, in the 2004 and 2003 Quarter and direct costs associated with Teletrax equipment sales of $119,000 and $4,000, respectively, in 2004 and 2003. The Company's gross profit percentage was 69% and 68% in the 2004 Quarter and the 2003 Quarter, respectively. The increase in the gross profit percentage was due to a favorable product mix and the result of adjustments the Company made over the last several quarters to its direct cost structure, including renegotiating vendor rates and improving the efficiency of its operating processes.

S, G & A decreased by $174,000, or 2%, from $7.46 million in the 2003 Quarter to $7.29 million in the 2004 Quarter. Included in S, G & A are Teletrax related costs of $215,000 and $318,000 in the 2004 and 2003 Quarters, respectively. The decrease in S, G & A includes increases in payroll and payroll-related costs ("Payroll") of approximately $97,000. Not including the increase in Payroll, the Company decreased its S, G & A expenses by $271,000 substantially the result of reduced spending in advertising and marketing, travel and entertainment, insurance and office costs.

Depreciation and amortization expense increased by $114,000, or 21%, from $539,000 in the 2003 Quarter to $653,000 in the 2004 Quarter. Included in depreciation and amortization is depreciation related to Teletrax of $131,000 and $61,000 in the 2004 and 2003 Quarter, respectively. The increase was due to fixed asset additions during the last twelve months, substantially related to the rollout of Teletrax(TM).

During the 2004 Quarter the Company recorded a loss on the impairment of investments of $342,000 related to two investments accounted for under the cost method.

As a result of the foregoing, the Company had an operating loss of $1.09 million in the 2004 Quarter as compared to an operating loss of $689,000 in the 2003 Quarter. The operating loss in 2004 and 2003 included operating losses of $513,000 and $619,000, respectively, from the Company's 76% owned subsidiary, Teletrax(TM), which was formed in April 2002. The minority shareholder of Teletrax(TM) has no future funding obligations and, accordingly, the Company has recorded 100% of the loss from this subsidiary.

Income tax benefit was calculated using Medialink's effective tax rates of 41% in both 2004 and 2003. In both 2004 and 2003 the Company was also subject to minimum state and local taxes and taxes on capital. Additionally, as a result of the historical results of its UK operations, including Teletrax(TM) and management's limited ability to project its UK future results, the Company has recorded a valuation allowance of $1.1 million related to the foreign deferred tax asset generated by its UK losses. Tax assets are recognized based upon expected taxable income. Recording the additional valuation allowance and the minimum state and local taxes reduces the effective tax rates to 13% in each quarter.

The Company had a net loss of $1.02 million in the 2004 Quarter as compared to a net loss of $678,000 in the 2003 Quarter. In 2004 the Company had a loss per share of $0.17 compared to a loss per share of $0.11 in 2003.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

Medialink has financed its operations primarily through cash generated from operations and its line of credit facility. Net cash used in operating activities amounted to $331,000 for the three month period ended March 31, 2004, while net cash used in operating activities for the comparable period in 2003 was $1.35 million. The change was the result of the changes in operating assets and liabilities. Most notably during the 2004 Quarter accounts receivable decreased $300,000 as compared to the 2003 Quarter where we had an increase in accounts receivable of $1.98 million. Capital expenditures which are primarily incurred to support the Company's sales and operations and the continuing roll-out of the Teletrax(TM) network in 2003 were $368,000 in 2004 compared to $564,000 in 2003. Cash flows related to earn out payments on the Company's various acquisitions amounted to $316,000 in 2003. As of March 31, 2003 the Company had no potential earn-out payments on its acquisitions.

The Company has a line of credit facility with a bank, allowing for borrowings of up to $7.50 million through April 15, 2004. Loans under the Credit Facility bear interest at the 30-Day LIBOR Rate (1.09% at March 31, 2004) plus 2.25% through 3.25% per annum, as defined in the agreement. Covenants under the line of credit agreement require the Company to meet certain financial ratios, including minimum tangible net worth and minimum earnings before interest, taxes, depreciation, amortization and other charges, as defined in the agreement. At December 31, 2003 the Company was not in compliance with the minimum tangible net worth covenant which was waived by the bank through April 15, 2004 through the issuance of a forbearance. In conjunction with the forbearance, the bank required the Company to pay down its line of credit by $500,000, reduce the maximum borrowings under the facility to $5.00 million and put into place a minimum cash balance and limits on capital expenditure covenants, as defined in the forbearance.

Subsequent to March 31, 2004 the bank issued an additional forbearance (the "Forbearance") expiring January 31, 2005. The Forbearance reduces the maximum line to the lower of (i) $4.00 million, $3.75 million, $3.50 million and $3.00 million at April 15, 2004, July 1, 2004, October 1, 2004 and December 31, 2004, respectively, or (ii) 80% of eligible accounts receivable balances, as defined in the Forbearance. Interest under the Forbearance is payable monthly at the rate of the 30-Day LIBOR Rate plus 5.5% per annum. Covenants under the Forbearance include limits on capital expenditures, minimum earnings before interest, taxes, depreciation and amortization and minimum tangible net worth, as defined in the agreement. Additionally, the Forbearance requires the Company to obtain financing by January 15, 2005 to support its Teletrax(TM)'s operations.

As of March 31, 2004 Medialink had $2.48 million in cash and cash equivalents as compared to $3.71 million as of December 31, 2003. In addition, the Company had a balance due under its line of credit facility of $5.00 million and $5.50 million at March 31, 2004 and December 31, 2003, respectively. The decrease in cash and cash equivalents of $1.23 million includes purchases of fixed assets of $368,000, and pay downs, net of borrowings on its line of credit facility aggregating $500,000. The remaining change was substantially attributable to the changes in its operating assets and liabilities.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The Company believes, based upon its 2004 financial forecast, that it has sufficient capital resources, including availability under its line of credit facility, alternate sources of funding, and cash flow from operations, to fund its net cash needs for at least the next twelve months. The Company also believes that in the event that actual 2004 revenues are lower than its forecast, the Company's Direct, Selling, General and Administrative costs can be reduced to minimize the effect on forecasted profit.

Contractual Obligations
There were no material changes to our contractual obligations for the 2004 Quarter. For information regarding our contractual obligations at December 31, 2003, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

RISK FACTORS

Major News Events
Events which dominate news broadcasts, such as the events of September 11, 2001 and the war in Iraq, may cause the Company's clients to delay or not use the Company's services for a particular project as these clients may determine that their messages may not receive adequate attention in light of the coverage of other news events. These circumstances could have a material adverse effect on the Company's business, operating results and financial condition.

Susceptibility to General Economic Conditions
The Company's revenues are affected by its clients' marketing communications, spending and advertising budgets. The Company's revenues and results of operations may be subject to fluctuations based upon general economic conditions in the geographic locations where it offers its services or distributes its material. If there were to be continued economic downturn or a continued recession in these geographic locations, the Company expects that business enterprises, including its clients and potential clients, could substantially and immediately reduce their marketing and communications budgets. In the event of such an economic climate, there would be a material adverse effect on the Company's business, operating results, financial condition and ability to refinance its existing line of credit agreement.

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

Line of credit
The Company has a line of credit facility with a bank, allowing for borrowings of up to $7.50 million through April 15, 2004. Loans under the Credit Facility bear interest at the 30-Day LIBOR Rate (1.09% at March 31, 2004) plus 2.25% through 3.25% per annum, as defined in the agreement. Covenants under the line of credit agreement require the Company to meet certain financial ratios, including minimum tangible net worth and minimum earnings before interest, taxes, depreciation, amortization and other charges, as defined in the agreement. At December 31, 2003 the Company was not in compliance with the minimum tangible net worth covenant which was waived by the bank through April 15, 2004 through the issuance of a forbearance. In conjunction with the forbearance, the bank required the Company to pay down its line of credit by $500,000, reduce the maximum borrowings under the facility to $5.00 million and put into place a minimum cash balance and limits on capital expenditure covenants, as defined in the forbearance.

Subsequent to March 31, 2004 the bank issued an additional forbearance (the "Forbearance") expiring January 31, 2005. The Forbearance reduces the maximum line to the lower of (i) $4.00

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


million, $3.75 million, $3.50 million and $3.00 million at April 15, 2004, July 1, 2004, October 1, 2004 and December 31, 2004, respectively, or (ii) 80% of eligible accounts receivable balances, as defined in the Forbearance. Interest under the Forbearance is payable monthly at the rate of the 30-Day LIBOR Rate plus 5.5% per annum. Covenants under the Forbearance include limits on capital expenditures, minimum earnings before interest, taxes, depreciation and amortization and minimum tangible net worth, as defined in the agreement. Additionally, the Forbearance requires the Company to obtain financing by January 15, 2005 to support Teletrax(TM)'s operations.

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

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We considered all of the available evidence to arrive at our position on the net deferred tax assets; however, should circumstances change which would alter our judgment in this regard, it may have an impact on future operating results.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES


Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Debt
The Company has a line of credit agreement which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At March 31, 2004, $5.00 million was outstanding on the line of credit which has a maturity date of April 2004. The interest rate is based upon the 30-day LIBOR rate plus 2.25% through 3.25% per annum, as defined in the agreement. All other Company debt is fixed-rate and, therefore, does not expose the Company to the risk of earning or cash flow loss due to changes in market interest rate. See footnote 6, "Line of Credit".

Foreign Operations
In the normal course of business, through its UK operations, the Company is exposed to the effect of foreign exchange rate fluctuations on the United States dollar value of its foreign subsidiaries' results of operations and financial condition. At March 31, 2004, the Company's primary foreign currency market exposure was the British pound.

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

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
               None

ITEM 3.  Defaults Upon Senior Securities.
               None

ITEM 4.  Submission of Matters to a Vote of Security Holders.
               None

ITEM 5.  Other Information.
               None

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits:

               31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)   Report on Form 8-K:

               Report on Form 8-K dated February 23, 2004 regarding amendments to certain provisions on our loan agreement with our bank.

               Report on Form 8-K dated February 24, 2004 regarding earnings for the three months and year ended December 31, 2003.

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

Dated: May 17, 2004