Form 10-Q
period 2004-06-30
MEDIALINK WORLDWIDE INC
filed 2004-08-16
CIK 812890

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on August 13, 2004:

                  Common Stock - 5,993,656


                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

ITEM 1.           Financial Statements                                                                      3

                  Consolidated Balance Sheets as of June 30,
                  2004 (unaudited) and December 31, 2003                                                    3

                  Unaudited Consolidated Statements of Operations
                  for the six months ended June 30, 2004 and 2003                                           4

                  Unaudited Consolidated Statements of Operations
                  for the three months ended June 30, 2004 and 2003                                         5

                  Unaudited Consolidated Statements of Cash Flows
                  for the six months ended June 30, 2004 and 2003                                           6

                  Notes to Unaudited Consolidated Financial Statements                                 7 - 14

ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                       15 - 25

ITEM 3.           Quantitative and Qualitative Disclosure About Market Risk                                26

ITEM 4.           Controls and Procedures                                                                  26

PART II. OTHER INFORMATION

ITEM 1.           Legal Proceedings                                                                        27

ITEM 2.           Changes in Securities, Use of Proceeds and Issuer Purchases
                  of Equity Securities                                                                     27

ITEM 3.           Defaults Upon Senior Securities                                                          27

ITEM 4.           Submission of Matters to a Vote of Security Holders                                      27

ITEM 5.           Other Information                                                                        27

ITEM 6.           Exhibits and Reports on Form 8-K                                                         27



                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    As of June 30, 2004 and December 31, 2003

                                                                          June 30,     December 31,
                                                                            2004           2003
                                                                        ------------    ------------
                                                                        (Unaudited)
                                           ASSETS
Current Assets:
   Cash and cash equivalents                                            $  1,462,553    $  3,708,130
   Accounts receivable, net of allowance for doubtful accounts of
     $855,355 and $683,420                                                 7,738,298       7,225,166
   Prepaid expenses and other current assets                               2,704,482       2,183,011
   Prepaid and refundable taxes                                              754,995         690,657
   Deferred tax assets                                                       199,000         199,000
                                                                        ------------    ------------
       Total current assets                                               12,859,328      14,005,964
                                                                        ------------    ------------

Property and equipment, net                                                5,204,097       5,800,070

Goodwill                                                                  13,234,051      13,234,051
Customer list and other intangibles,net of accumulated amortization
  of $4,480,481 and $4,440,485                                                19,519          59,515
Investment in joint venture                                                  229,407         365,483
Deferred tax assets                                                        1,920,000       1,805,000
Other assets                                                               1,218,189       1,441,802
                                                                        ------------    ------------
       Total assets                                                     $ 34,684,591    $ 36,711,885
                                                                        ============    ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of obligations under capital leases                  $     95,139    $     96,248
   Borrowings on credit facilities                                         4,000,000       5,500,000
   Accounts payable                                                        2,573,074       1,692,713
   Accrued expenses and other current liabilities                          3,626,188       3,948,809
                                                                        ------------    ------------
       Total current liabilities                                          10,294,401      11,237,770
Obligations under capital leases, net of current portion                     114,654         173,000
Other long term liabilities                                                  401,406         503,336
                                                                        ------------    ------------
       Total liabilities                                                  10,810,461      11,914,106
                                                                        ------------    ------------
Stockholders' Equity:
   Common stock; $.01 par value. Authorized 15,000,000 shares; issued
      6,050,780 shares in 2004 and  6,040,173 shares in 2003                  60,508          60,401
   Additional paid-in capital                                             25,079,155      25,047,284
   Retained earnings (accumulated deficit)                                  (769,998)        238,477
   Accumulated other comprehensive loss                                     (295,601)       (348,449)
                                                                        ------------    ------------
                                                                          24,074,064      24,997,713
   Less common stock in treasury (at cost, 57,124 shares)                   (199,934)       (199,934)
                                                                        ------------    ------------

       Total stockholders' equity                                         23,874,130      24,797,779
                                                                        ------------    ------------
       Total liabilities and stockholders' equity                       $ 34,684,591    $ 36,711,885
                                                                        ============    ============


             See notes to unaudited condensed finanical statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Six Months Ended June 30, 2004 and 2003

                                                   2004            2003
                                               ------------    ------------

Revenues                                       $ 22,576,007    $ 22,654,155

Direct costs                                      7,439,461       7,384,696
                                               ------------    ------------

     Gross Profit                                15,136,546      15,269,459

Operating Expenses:
Selling, general and administrative expenses     14,320,360      15,286,167
Depreciation and amortization                     1,284,128       1,118,603
Loss from joint venture                             136,076         186,964
Loss on impairment of investments                   342,000              --
                                               ------------    ------------

     Operating loss                                (946,018)     (1,322,275)

Interest expense, net                              (152,457)       (153,681)
                                               ------------    ------------

     Net loss before income taxes                (1,098,475)     (1,475,956)

Benefit from income taxes                           (90,000)       (200,000)
                                               ------------    ------------

     Net loss                                  $ (1,008,475)   $ (1,275,956)
                                               ============    ============

Basic and diluted loss per share               $      (0.17)   $      (0.21)
                                               ============    ============

             See notes to unaudited condensed finanical statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2004 and 2003

                                                     2004            2003
                                                  ------------    ------------

Revenues                                          $ 12,007,987    $ 11,693,163

Direct costs                                         4,161,314       3,835,393
                                                  ------------    ------------

     Gross Profit                                    7,846,673       7,857,770

Operating Expenses:
Selling, general and administrative expenses         7,032,216       7,823,940
Depreciation and amortization                          630,878         579,788
Loss from joint venture                                 41,388          86,964
                                                  ------------    ------------

     Operating income (loss)                           142,191        (632,922)

Interest expense, net                                  (72,900)        (64,965)
                                                  ------------    ------------

     Net income (loss) before income taxes              69,291        (697,887)

Provision for income taxes (income tax benefit)         60,000        (100,000)
                                                  ------------    ------------

     Net income (loss)                            $      9,291    $   (597,887)
                                                  ============    ============

Basic and diluted earnings (loss) per share       $       0.00    $      (0.10)
                                                  ============    ============

             See notes to unaudited condensed finanical statements


                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2004 and 2003

                                                                         2004           2003
                                                                      -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         $(1,008,475)   $(1,275,956)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
     Depreciation and amortization                                      1,284,128      1,118,603
     Deferred income taxes                                               (115,000)       250,000
     Equity loss from joint venture                                       136,076        186,964
     Loss on impairment of investments                                    342,000             --
     Changes in assets and liabilities
       Accounts receivable                                               (460,284)    (1,511,244)
       Other assets                                                      (311,013)        55,446
       Prepaid expenses and other current assets                         (521,471)      (304,714)
       Accounts payable and accrued expenses                              557,740        491,239
       Other long term liabilities                                       (101,930)            --
       Prepaid and refundable taxes                                       (64,338)      (371,668)
                                                                      -----------    -----------
          Net cash used in operating activities                          (262,567)    (1,361,330)
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for earn out payments on acquisitions                           --       (341,229)
     Purchases of property and equipment                                 (455,533)    (1,063,879)
                                                                      -----------    -----------
          Net cash used in investing activities                          (455,533)    (1,405,108)
                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock in connection
       with the exercise of stock options                                  31,978             --
     Repayments of long term debt                                         (59,455)       (31,013)
     Borrowings on line of credit - bank                                  106,203        153,900
     Payments on line of credit - bank                                 (1,606,203)      (690,565)
                                                                      -----------    -----------
          Net cash used in financing activities                        (1,527,477)      (567,678)
                                                                      -----------    -----------
          Net decrease in cash and cash equivalents                    (2,245,577)    (3,334,116)
Cash and cash equivalents at the beginning of period                    3,708,130      6,389,650
                                                                      -----------    -----------
Cash and cash equivalents at end of period                            $ 1,462,553    $ 3,055,534
                                                                      ===========    ===========

Supplemental disclosure of non-cash activities:
   Common stock issued in connection with acquisitions                $        --    $   275,277
                                                                      ===========    ===========

   Transfer of software to property and equipment from other assets   $        --    $   366,000
                                                                      ===========    ===========


                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of presentation

The consolidated financial statements included herein have been prepared by Medialink Worldwide Incorporated and Subsidiaries (collectively, the "Company" or "Medialink"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K filing for the year ended December 31, 2003.

The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the six and three months ended June 30, 2004. The results for the six and three months ended June 30, 2004 are not necessarily indicative of the results expected for the full fiscal year.

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(2)      Earnings (Loss) per Share

Basic  earnings  (loss) per common  share is  computed  using net income  (loss)
applicable to common stock and the weighted average number of shares outstanding. Diluted earnings (loss) per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares from assumed conversion of all potentially dilutive securities attributed to outstanding options to purchase common stock. For the six month periods ended June 30, 2004 and 2003, the Company had common stock equivalents of 143,587 and 36,312, respectively, related to stock options that were not included in the computation of diluted loss per common share because they were antidilutive. For the three month period ended June 30, 2003, the Company had common stock equivalents of 31,663, related to stock options that were not included in the computation of diluted loss per common share because they were antidilutive. The weighted average number of shares for the six and three months ended June 30, 2004 and 2003 are as follows:

Weighted Average Shares Outstanding

                                          For the six months ended June 30,
                                          --------------------------------
                                            2004                    2003
                                            ----                    ----

         Basic and diluted                 5,988,058               5,951,852
                                           =========               =========


                                         For the three months ended June 30,
                                         ----------------------------------
                                            2004                    2003
                                            ----                    ----

         Basic                             5,991,546               5,989,849
                                           =========               =========

         Diluted                           6,131,060               5,989,849
                                           =========               =========

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(3)      Accumulated Other Comprehensive Loss and Comprehensive Loss

The components of comprehensive loss consist of the following:

                                           For the six months ended June 30,
                                           --------------------------------
                                             2004                    2003
                                             ----                    ----

         Net loss                        $(1,008,475)            $(1,275,956)

         Other comprehensive income:
            Foreign currency translation
              adjustments                     52,848                  39,991
                                        ------------             -----------

         Comprehensive loss             $   (955,627)            $(1,235,965)
                                        ============             ===========


                                          For the three months ended June 30,
                                          ----------------------------------
                                             2004                    2003
                                             ----                    ----

         Net income (loss)                    $9,291               $(597,887)

         Other comprehensive (loss) income:
            Foreign currency translation
              adjustments                   $(50,807)                 90,328
                                             --------              ---------

         Comprehensive loss                 $(41,516)              $(507,559)
                                             =======                ========

Accumulated other comprehensive loss at June 30, 2004 and December 31, 2003 consists of foreign currency translation adjustments.

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

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(5)      Investments and Acquisitions

On April 8, 2002, TTX Limited ("Teletrax(TM)"), a subsidiary of the Company, entered into a Technology License Agreement with Koninklijke Philips Electronics N.V. ("Philips") for the use of Philips' WaterCast technology. Medialink owns 76% of Teletrax(TM). The minority shareholder of Teletrax(TM) has no future funding obligations and, accordingly, the Company has recorded 100% of the loss from operations of this subsidiary, which it consolidates.

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

For the six month period ended June 30, 2003 the Company recorded goodwill related to earn-out payments on acquisitions of $380,000. As of June 30, 2003 the Company had no future commitments on any of its acquisitions that would result in additional goodwill to be recorded.

During the six months ended June 30, 2004, the Company recorded a loss on the impairment of investments of $342,000 related to two investments accounted for under the cost method.

(6)      Line of Credit

The Company has a line of credit facility with a bank which allowed for borrowings of up to $7.50 million through April 15, 2004. At June 30, 2004 maximum borrowing under the line of credit was $4.00 million. Loans under the Credit Facility bore interest at the 30-Day LIBOR Rate (1.36% at June 30, 2004) plus 2.25% through 3.25% per annum, as defined.

Covenants under the line of credit agreement required the Company to meet certain financial ratios, including minimum tangible net worth and minimum earnings before interest, taxes, depreciation, amortization and other charges, as defined in the agreement. At December 31, 2003 the Company was not in compliance with the minimum tangible net worth covenant which was waived by the bank through April 15, 2004 through the issuance of a forbearance. In conjunction with the forbearance, the bank required that the Company pay down the line of credit by $500,000, reduce the maximum borrowings under the facility to $5.00 million and put into place a minimum cash balance and limits on capital expenditure covenants, as defined in the forbearance.

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In April 2004 the bank issued an additional forbearance (the "Forbearance") expiring January 31, 2005. The Forbearance reduces the maximum line to the lower of (i) $4.00 million, $3.75 million, $3.50 million and $3.00 million at April 15, 2004, July 1, 2004, October 1, 2004 and December 31, 2004, respectively, or
(ii) 80% of eligible accounts receivable balances, as defined in the Forbearance. Interest under the Forbearance is payable monthly at the rate of the 30-Day LIBOR Rate plus 5.5% per annum. In accordance with the forbearance agreement, the Company made a principal payment of $250,000 on July 1, 2004. Covenants under the Forbearance include limits on capital expenditures, minimum earnings before interest, taxes, depreciation and amortization and minimum tangible net worth, as defined in the agreement. Additionally, the Forbearance requires the Company to obtain financing by January 15, 2005, to support Teletrax(TM)'s operations.

The Company is subject to a forbearance fee of $30,000 for the period from April 15, 2004 through January 31, 2005.

Substantially all of the assets of the Company are pledged as collateral under the credit facility.

(7)      Intangible Assets

Intangible assets consist of the following:


                                            June 30, 2004                             December 31, 2003
                                           (in thousands)                             (in thousands)
                                     Gross                                      Gross
                Amortization       Carrying     Accumulated                   Carrying     Accumulated
                   Period           Amount     Amortization     Net            Amount     Amortization      Net
                   ------           ------     ------------     ---            ------     ------------      ---

Customer List     5 years            $4,000      $(4,000)       $ -            $4,000        $(4,000)        $ -
Non-competes      4-7.5 years           500         (480)        20               500           (440)         60
                                     ------       ------         --            ------         ------          --
Total                                $4,500      $(4,480)       $20            $4,500        $(4,440)        $60
                                      =====        =====         ==             =====          =====          ==

Aggregate amortization expense for the six months ended June 30, 2004 and 2003 was $40,000 for each period.

Aggregate amortization expense for the three months ended June 30, 2004 and 2003 was $20,000 for each period.


Estimated future amortization expense is as follows:

         For the six months ending December 31, 2004             $20,000
                                                                  ======

(8)      Stock Based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure portion of this statement in the fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard will have no impact on our consolidated financial position or results of operations. The Financial Accounting Standards Board recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings during 2004. We will continue to monitor their progress on the issuance of this standard as well as evaluate our position with respect to current guidance.

If the Company had elected to recognize compensation cost at the grant date, based on the fair value of the options granted, in 2004 and 2003, as prescribed by SFAS 123, the Company's net loss and loss per share for the periods ended June 30, 2004 and 2003 would approximate the pro forma amounts as indicated below:

                                    For the six months ended June 30,
                                          2004          2003
                                      -----------    -----------

Net loss - as reported                $(1,008,475)   $(1,275,956)
Deduct:  total stock-based
  employee compensation expense
  determined under the fair
  value method, net of related tax
  effects                                 (64,332)      (140,304)
                                      -----------    -----------
Net loss - pro forma                  $(1,072,807)   $(1,416,260)
                                      ===========    ===========


Basic and diluted EPS - as reported   $      (.17)   $      (.21)
Basic and diluted EPS - pro forma     $      (.18)   $      (.24)

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 For the three months ended June 30,
                                         2004        2003
                                      ---------    ---------

Net income (loss) - as reported       $   9,291    $(597,887)
Deduct:  total stock-based
  employee compensation expense
  determined under the fair
  value method, net of related tax
  effects                               (30,199)     (60,094)
                                      ---------    ---------
Net loss - pro forma                  $ (20,908)   $(657,981)
                                      =========    =========


Basic and diluted EPS - as reported   $     .00    $    (.10)
Basic and diluted EPS - pro forma     $     .00    $    (.11)

The fair value of each grant is estimated using the Black-Scholes Options Pricing Model with the following assumptions: risk free interest rate of 4.25%, expected life of 5 years and dividend yield of 0% for all grants and expected volatility of 5% in 2003. There were no options granted during the six months ended June 30, 2004.

(9) Supplemental Cash Flow Information:

Cash paid for interest and income taxes during the six months ended June 30, 2004 and 2003 was as follows:

                                                    2004       2003
                                                  --------   --------

Interest                                          $152,000   $154,000
                                                  ========   ========

Income Taxes                                      $ 72,000   $ 78,000
                                                  ========   ========

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(10) Provision for Income Taxes (Income Tax Benefit)

Medialink's effective tax rates were significantly impacted by the accounting for the losses from foreign operations. The income tax benefit (expense) amounts in 2004 and 2003 were calculated using Medialink's effective tax rates on its US pretax earnings of 41% in all periods presented. In addition, both 2004 and 2003 the Company was also subject to minimum state and local taxes and taxes on capital. Additionally, as a result of the limited historical results of its UK operations, including Teletrax(TM) and management's limited ability to project its UK future results, the Company has recorded a valuation allowance of ($5,000) and $174,000 for the three and six month periods ended June 30, 2004, respectively, and $104,000 and $223,000 for the three and six month periods ended June 30, 2003, respectively, which completely offset the related foreign deferred  tax  asset  generated  by  its UK  losses.  Recording  the  additional valuation allowance and the minimum state and local taxes resulted in consolidated effective tax rates of 87% and (14%) in the three months ended June 30, 2004 and 2003, respectively and (8%) and (14%) in the six months ended June 30, 2004 and 2003.

(11)     Liquidity

The Company had suffered recurring losses for the three-year period ended December 31, 2003 and through March 31, 2004, and has reported positive net income for the second quarter ended June 30, 2004. At December 31, 2003, the Company was not in compliance with the minimum tangible net worth covenant under the Company's line of credit agreement, which was waived by the lender through April 15, 2004 through the issuance of a forbearance. The forbearance was extended through January 31, 2005. The covenants under the forbearance are discussed further in note 6. Based on its 2004 projections, management anticipates that it will remain in compliance with these revised covenants. Management will take all necessary steps to meet these projections. Should the Company be unable to meet its projections, management will take appropriate measures, which could include seeking alternative sources of funding, including, the factoring of receivables or the sale of a division, or headcount reductions.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Summary and Outlook

For the first half of 2004 revenue for the Company was relatively flat as compared to 2003. The public relations industry continued to show signs of rebounding during the second quarter of 2004 and client activity in the Company's principal media communications and research communications services recorded strong performance despite a significant decline in demand on its strategic services as a result of fewer issues-related needs from one client.

For the second quarter of 2004 revenues from Medialink's core services, Media Communications and Media Research services, increased $96,000, or 1% as compared to 2003. At the same time, the Company has continued to invest in its new Teletrax(TM) service and increased revenue from its Teletrax(TM) services, excluding sales of equipment, by $193,000, from $122,000 in 2003 to $315,000 in 2004.

During the second quarter the Company continued to focus its efforts on maintaining the operating efficiencies it implemented over the past several quarters and continued to create new efficiencies, maintaining high gross profit margins, reducing its headcount, where practicable, and identifying further savings in selling, general and administrative expenses ("S, G & A").

The Company finances its operations from cash generated from operations and from its line of credit facility. During 2003 the Company was in default of its tangible net worth covenant under the line of credit facility and, during 2004, in accordance with provisions under its line of credit, the Company reduced its outstanding borrowings under the line by $1.0 million to $4.0 million. The Company believes the current line of credit facility, in conjunction with the costs savings implemented in 2003 and 2004, will be adequate to fund the Company's needs during 2004. The Company has agreed to find additional financing to fund the operations of Teletrax(TM) by January 15, 2005.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Six months ended June 30, 2004 compared to Six months ended June 30, 2003

Revenues for the six months ended June 30, 2004 ("2004") were $22.58 million as compared $22.65 million for the six months ended June 30, 2003 ("2003"), broken out as follows:

                                             (in thousands)
                                    For the Six Months Ended June 30,
                                  --------------------------------------
                                   2004      2003     Change        %
                                  -------   -------   -------    -------


Media Communication Services      $17,469   $18,054   $  (585)        (3%)
Research Communication Services     4,286     4,331       (45)        (1%)

Teletrax:
Service Revenue                       583       215       368        171%
Equipment Sales                       238        54       184        341%
                                  -------   -------   -------    -------
Total Teletrax                        821       269       552        205%
                                  -------   -------   -------    -------

Total Revenue                     $22,576   $22,654   $   (78)        (0%)
                                  =======   =======   =======    =======


While the Company detected a slight rebound in spending in the public relations industry during the first quarter and stronger into the second quarter, the Company experienced a decrease in demand for its strategic services as a significant client had fewer issue-related needs during 2004 as compared to 2003.

Direct costs increased by $55,000, or 1%, from $7.38 million in 2003 to $7.44 million in 2004. Included in direct costs were direct costs associated with Teletrax Service Revenue of $440,000 and $249,000, respectively, in 2004 and 2003, and direct costs associated with Teletrax equipment sales of $161,000 and $46,000, respectively, in 2004 and 2003. The Company's gross profit percentage was 67% in both 2004 and 2003. The Company was able to maintain its gross profit margins as a result of continued adjustments the Company made over the last several quarters to its direct cost structure, including renegotiating vendor rates and improving the efficiency of its operating processes.

Selling, general and administrative expenses ("S, G & A") decreased by $966,000, or 6%, from $15.29 million in 2003 to $14.32 million in 2004. The decrease in S, G & A includes decreases in payroll and payroll-related costs ("Payroll") of approximately $482,000. Included in 2003 Payroll was $430,000 related to termination costs. Not including the decrease in Payroll, the Company decreased its S, G & A expenses by $483,000, substantially the result of reduced spending on advertising and marketing, travel and entertainment, insurance, rent and office costs.

Depreciation and amortization expense increased by $165,000, or 15%, from $1.12 million in 2003 to $1.28 million in 2004. Included in depreciation and amortization is depreciation related to Teletrax of $264,000 and $162,000 in 2004 and 2003, respectively. The increase was due to fixed asset additions during the last twelve months, substantially related to the rollout of Teletrax(TM).

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During 2004 the Company recorded a loss on the impairment of investments of $342,000 related to two investments accounted for under the equity cost method.

As a result of the foregoing, the Company had an operating loss of $946,000 in 2004 as compared to an operating loss of $1.32 million in 2003. The operating loss in 2004 and 2003 included operating losses of $1.00 million and $1.35 million, respectively, from the Company's 76% owned subsidiary, Teletrax(TM), which was formed in April 2002. The minority shareholder of Teletrax(TM) has no future funding obligations and, accordingly, the Company has recorded 100% of the loss from this subsidiary.

Income tax benefit was calculated using Medialink's effective tax rates on US pretax earnings of 41% in both 2004 and 2003. In both 2004 and 2003 the Company was also subject to minimum state and local taxes and taxes on capital.
Additionally, as a result of the limited historical results of its UK operations, including Teletrax(TM) and management's limited ability to project its UK future results, the Company has recorded a valuation allowance of $1.1 million related to the foreign deferred tax asset generated by its cumulative UK losses. Tax assets are recognized based upon expected taxable income. Recording the additional valuation allowance and the minimum state and local taxes reduces the effective tax rates to 8% and 14% in 2004 and 2003, respectively.

The Company had a net loss of $1.01 million in 2004 as compared to a net loss of $1.28 million in 2003. In 2004 the Company had a loss per share of $0.17 compared to a loss per share of $0.21 in 2003.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Three months ended June 30, 2004 compared to Three months ended June 30, 2003

Revenues for the three months ended June 30, 2004 (the "2004 Quarter") were $12.01 million as compared $11.69 million for the three months ended June 30, 2003 (the "2003 Quarter"), broken out as follows:

                                              (in thousands)
                                    For the Three Months Ended June 30,
                                  --------------------------------------
                                   2004      2003     Change        %
                                  -------   -------   -------    -------

Media Communication Services      $ 9,410   $ 9,471   $   (61)        (1%)
Research Communication Services     2,206     2,049       157          8%

Teletrax:
Service Revenue                       315       122       193        158%
Equipment Sales                        77        51        26         51%
                                  -------   -------   -------    -------
Total Teletrax                        392       173       219        127%
                                  -------   -------   -------    -------

Total Revenue                     $12,008   $11,693   $   315          3%
                                  =======   =======   =======    =======

While the Company experienced strong performances from its core services from a continuing rebound in spending in the public relations industry, the Company experienced a significant decrease in demand for its strategic services as one of its' clients had fewer issue-related needs during the 2004 Quarter as compared to the 2003 Quarter.

Direct costs increased by $326,000, or 9%, from $3.84 million in the 2003 Quarter to $4.16 million in the 2004 Quarter. Included in direct costs were direct costs associated with Teletrax Service Revenue of $253,000 and $148,000, respectively, in the 2004 and 2003 Quarters and direct costs associated with Teletrax equipment sales of $43,000 and $41,000, respectively, in the 2004 and 2003 Quarters. The Company's gross profit percentage was 65% and 67% in the 2004 Quarter and the 2003 Quarter, respectively. The decrease in the gross profit percentage was due to product mix, primarily as a result of a decrease in demand on our strategic services. The Company was able to remain within its desired gross profit margin range due to adjustments the Company made over the last several quarters to its direct cost structure, including renegotiating vendor rates and improving the efficiency of its operating processes.

S, G & A decreased by $792,000, or 10%, from $7.82 million in the 2003 Quarter to $7.03 million in the 2004 Quarter. The decrease in S, G & A includes a decrease in payroll and payroll-related costs ("Payroll") of approximately $579,000. Included in Payroll for the 2003 Quarter was $430,000 related to termination costs. Excluding the decrease in Payroll, the Company decreased its S, G & A expenses by $212,000. This decrease was substantially the result of reduced spending in advertising and marketing, travel and entertainment, rent and office costs.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Depreciation and amortization expense increased by $51,000, or 9%, from $580,000 in the 2003 Quarter to $631,000 in the 2004 Quarter. Included in depreciation and amortization is depreciation related to Teletrax of $134,000 and $100,000 in the 2004 Quarter and 2003 Quarter, respectively. The increase was due to fixed asset additions during the last twelve months, substantially related to the rollout of Teletrax(TM).

As a result of the foregoing, the Company had an operating income of $142,000 in the 2004 Quarter as compared to an operating loss of $633,000 in the 2003 Quarter. The operating income (loss) in 2004 and 2003 included operating losses of $489,000 and $732,000, respectively, from the Company's 76% owned subsidiary, Teletrax(TM), which was formed in April 2002. The minority shareholder of Teletrax(TM) has no future funding obligations and, accordingly, the Company has recorded 100% of the loss from this subsidiary.

Provision for income taxes (income tax benefit) was calculated using Medialink's effective tax rates on US pretax earnings of 41% in both 2004 and 2003. In both 2004 and 2003 the Company was also subject to minimum state and local taxes and taxes on capital. Additionally, as a result of the limited historical results of its UK operations, including Teletrax(TM) and management's limited ability to project its UK future results, the Company has recorded a valuation allowance of $1.1 million related to the foreign deferred tax asset generated by its cumulative UK losses. Tax assets are recognized based upon expected taxable income. Recording the additional valuation allowance and the minimum state and local taxes increase the effective tax rate to 86% in the 2004 Quarter and reduces the effective tax rate to 14% in the 2003 Quarter.

The Company had net income of $9,000 in the 2004 Quarter as compared to a net loss of $598,000 in the 2003 Quarter. In 2004 the Company had a break-even earnings per share compared to a loss per share of $0.10 in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Medialink has financed its operations primarily through cash generated from operations and its line of credit facility. Net cash used in operating activities amounted to $263,000 for the six month period ended June 30, 2004, while net cash used in operating activities for the comparable period in 2003 was $1.36 million. The change was the result of the changes in operating assets and liabilities. Most notably, during the six months ended June 30, 2004 accounts receivable increased $460,000 as compared to the comparable period in 2003 where accounts receivable increased $1.51 million. Capital expenditures which are primarily incurred to support the Company's sales and operations and the continuing roll-out of the Teletrax(TM) network were $456,000 in 2004 compared to $1.06 million in 2003. Cash flows related to earn out payments on the Company's various acquisitions amounted to $341,000 in 2003. As of June 30, 2003 and 2004 the Company had no future obligation for earn-out payments on its acquisitions.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company has a line of credit facility with a bank which allowed for borrowings of up to $7.50 million through April 15, 2004. At June 30, 2004 maximum borrowing under the line of credit was $4.00 million. Loans under the Credit Facility bore interest at the 30-Day LIBOR Rate (1.36% at June 30, 2004) plus 2.25% through 3.25% per annum, as defined. Covenants under the line of credit agreement require the Company to meet certain financial ratios, including minimum tangible net worth and minimum earnings before interest, taxes, depreciation, amortization and other charges, as defined in the agreement. At December 31, 2003 the Company was not in compliance with the minimum tangible net worth covenant which was been waived by the lender through April 15, 2004 through the issuance of a forbearance. In conjunction with the forbearance, the lender required the Company to pay down its line of credit by $500,000, reduce the maximum borrowings under the facility to $5.00 million and put into place a minimum cash balance and limits on capital expenditure covenants, as defined in the forbearance.

In April 2004 the bank issued an additional forbearance (the "Forbearance") expiring January 31, 2005. The Forbearance reduces the maximum line to the lower of (i) $4.00 million, $3.75 million, $3.50 million and $3.00 million at April 15, 2004, July 1, 2004, October 1, 2004 and December 31, 2004, respectively, or
(ii) 80% of eligible accounts receivable balances, as defined in the Forbearance. Interest under the Forbearance is payable monthly at the rate of the 30-Day LIBOR Rate plus 5.5% per annum. Covenants under the Forbearance include limits on capital expenditures, minimum earnings before interest, taxes, depreciation and amortization and minimum tangible net worth, as defined in the agreement. Additionally, the Forbearance requires the Company to obtain financing by January 15, 2005 to support its Teletrax(TM)'s operations.

As of June 30, 2004 Medialink had $1.46 million in cash and cash equivalents as compared to $3.71 million as of December 31, 2003. In addition, the Company had a balance due under its line of credit facility of $4.00 million and $5.50 million at June 30, 2004 and December 31, 2003, respectively. The decrease in cash and cash equivalents of $2.25 million includes purchases of fixed assets of $456,000, and pay downs, net of borrowings on its line of credit facility aggregating $1.50 million. The remaining change was substantially attributable to the changes in its operating assets and liabilities.

The Company believes, based upon its financial forecast, that it has sufficient capital resources, including availability under its line of credit facility, alternate sources of funding, and cash flow from operations, to fund its net cash needs for at least the next twelve months. The Company also believes that in the event that actual 2004 revenues are lower than its forecast, that the Company's Direct, Selling, General and Administrative costs can be reduced to minimize the effect on forecasted results.

Contractual Obligations
There were no material changes to our contractual obligations during the 2004 Quarter. For information regarding our contractual obligations at December 31, 2003, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Line of credit
The Company has a line of credit facility with a bank which allowed for borrowings of up to $7.50 million through April 15, 2004. At June 30, 2004 maximum borrowing under the line of credit was $4.00 million. Loans under the Credit Facility bore interest at the 30-Day LIBOR Rate (1.36% at June 30, 2004) plus 2.25% through 3.25%, per annum, as defined in the agreement. Covenants under the line of credit agreement require the Company to meet certain financial ratios, including minimum tangible net worth and minimum earnings before interest, taxes, depreciation, amortization and other charges, as defined in the agreement. At December 31, 2003 the Company was not in compliance with the minimum tangible net worth covenant which has been waived by the lender through April 15, 2004 through the issuance of a forbearance. In conjunction with the forbearance, the lender required the Company to pay down its line of credit by $500,000, reduce the maximum borrowings under the facility to $5.00 million and put into place a minimum cash balance and limits on capital expenditure covenants, as defined in the forbearance.

In April 2004 the bank issued an additional forbearance (the "Forbearance") expiring January 31, 2005. The Forbearance reduced the maximum line to the lower of (i) $4.00 million, $3.75 million, $3.50 million and $3.00 million at April 15, 2004, July 1, 2004, October 1, 2004 and December 31, 2004, respectively, or
(ii) 80% of eligible accounts receivable balances, as defined in the Forbearance. Interest under the Forbearance is payable monthly at the rate of the 30-Day LIBOR Rate plus 5.5% per annum. Covenants under the Forbearance include limits on capital expenditures, minimum earnings before interest, taxes, depreciation and amortization and minimum tangible net worth, as defined in the agreement. Additionally, the Forbearance requires the Company to obtain financing by January 15, 2005 to support Teletrax(TM)'s operations.

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

Other Risk Factors
Other risk factors include our recent history of losses, our ability to achieve or maintain profitability, effectiveness of our cost reduction programs, our ability to develop new services and market acceptance of such services, such as Teletrax(TM), our ability to develop new products and services that keep pace with technology, our ability to develop and maintain successful relationships with critical vendors and the potential negative effects of our international operations on the Company. In addition, future acquisitions or divestitures and the absence of long term contracts with customers and vendors may adversely effect our operations and have an adverse effect on pricing, revenues, gross margins and our customer base.

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

The agreements pursuant to which the Company acquired certain companies included provisions that could require the Company to issue additional cash or shares of common stock if certain performance targets are met. The value of any such additional consideration was added to the goodwill related to such acquisition. As of June 30, 2004 and 2003 the Company had no future commitments on any of its acquisitions that would result in additional goodwill to be recorded.

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

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Debt
The Company has a line of credit agreement which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At June 30, 2004, $4.00 million was outstanding on the line of credit which has a maturity date of January 2005. The interest rate is based upon the 30-day LIBOR rate plus 5.50%, per annum, as defined in the agreement. All other Company debt is fixed-rate and, therefore, does not expose the Company to the risk of earning or cash flow loss due to changes in market interest rate. See footnote 6, "Line of Credit".

Foreign Operations
In the normal course of business, through its UK operations, the Company is exposed to the effect of foreign exchange rate fluctuations on the United States dollar value of its foreign subsidiaries' results of operations and financial condition. At June 30, 2004, the Company's primary foreign currency market exposure was the British pound.

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

ITEM 2. Changes in Securities, and Use of Proceeds and Issuer Purchases of Equity Securities.

         None

ITEM 3.  Defaults Upon Senior Securities.

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         None

ITEM 5.  Other Information.

         None

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

            31.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


            31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)Report on Form 8-K:

            Report on Form 8-K dated May 4, 2004 regarding earnings for the three months ended March 31, 2004.

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

Dated: August 13, 2004