Form 10-Q
period 2004-09-30
MEDIALINK WORLDWIDE INC
filed 2004-11-15
CIK 812890

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission File Number 0-21989

                        Medialink Worldwide Incorporated
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                52-1481284
 --------------------------------                ----------------------
   (State or other jurisdiction                     (I.R.S. Employer
 of incorporation or organization)               Identification Number)

                  708 Third Avenue, New York, New York     10017
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (212) 682-8300
               --------------------------------------------------
              (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on November 15, 2004:

                  Common Stock - 6,050,940

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements                                             3

           Consolidated Balance Sheets as of September 30,
           2004 (unaudited) and December 31, 2003                           3

           Unaudited Consolidated Statements of Operations
           for the nine months ended September 30, 2004 and 2003            4

           Unaudited Consolidated Statements of Operations
           for the three months ended September 30, 2004 and 2003           5

           Unaudited Consolidated Statements of Cash Flows
           for the nine months ended September 30, 2004 and 2003            6

           Notes to Unaudited Consolidated Financial Statements          7 - 14

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                    15 - 24

ITEM 3.    Quantitative and Qualitative Disclosure About Market Risk       25

ITEM 4.    Controls and Procedures                                         25

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings                                               26

ITEM 2.    Changes in Securities, Use of Proceeds and Issuer Purchases
           of Equity Securities                                            26

ITEM 3.    Defaults Upon Senior Securities                                 26

ITEM 4.    Submission of Matters to a Vote of Security Holders             26

ITEM 5.    Other Information                                               26

ITEM 6.    Exhibits and Reports on Form 8-K                                26

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 As of September 30, 2004 and December 31, 2003

                                                                        September 30,   December 31,
                                                                            2004            2003
                                                                        ------------    ------------
                                                                        (Unaudited)
                                           ASSETS
Current Assets:
   Cash and cash equivalents                                            $  2,224,510    $  3,708,130
   Accounts receivable, net of allowance for doubtful accounts of
     $952,298 and $683,420                                                 6,483,478       7,225,166
   Prepaid expenses and other current assets                               2,898,284       2,183,011
   Prepaid and refundable taxes                                              755,004         690,657
   Deferred tax assets                                                       199,000         199,000
                                                                        ------------    ------------
       Total current assets                                               12,560,276      14,005,964
                                                                        ------------    ------------

Property and equipment, net                                                4,828,651       5,800,070

Goodwill                                                                  13,234,051      13,234,051
Customer list and other intangibles,net of accumulated amortization
  of $4,500,000 and $4,440,485                                                    --          59,515
Investment in joint venture                                                  181,555         365,483
Deferred tax assets                                                        1,920,000       1,805,000
Other assets                                                               1,269,497       1,441,802
                                                                        ------------    ------------
       Total assets                                                     $ 33,994,030    $ 36,711,885
                                                                        ============    ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of obligations under capital leases                  $     99,679    $     96,248
   Borrowings on credit facilities                                         3,750,000       5,500,000
   Accounts payable                                                        2,582,116       1,692,713
   Accrued expenses and other current liabilities                          3,746,498       3,948,809
                                                                        ------------    ------------
       Total current liabilities                                          10,178,293      11,237,770
Obligations under capital leases, net of current portion                      91,545         173,000
Other long term liabilities                                                  327,275         503,336
                                                                        ------------    ------------
       Total liabilities                                                  10,597,113      11,914,106
                                                                        ------------    ------------
Stockholders' Equity:
   Common stock; $.01 par value. Authorized 15,000,000 shares; issued
      6,050,780 shares in 2004 and 6,040,173 shares in 2003                   60,508          60,401
   Additional paid-in capital                                             25,079,155      25,047,284
   Retained earnings (accumulated deficit)                                (1,226,470)        238,477
   Accumulated other comprehensive loss                                     (316,342)       (348,449)
                                                                        ------------    ------------
                                                                          23,596,851      24,997,713
   Less common stock in treasury (at cost, 57,124 shares)                   (199,934)       (199,934)
                                                                        ------------    ------------
       Total stockholders' equity                                         23,396,917      24,797,779
                                                                        ------------    ------------
       Total liabilities and stockholders' equity                       $ 33,994,030    $ 36,711,885
                                                                        ============    ============

            See notes to unaudited consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 2004 and 2003


                                                        2004            2003
                                                   ------------    ------------

Revenues                                           $ 34,148,690    $ 32,975,242

Direct costs                                         11,676,184      10,621,035
                                                   ------------    ------------

     Gross Profit                                    22,472,506      22,354,207

Operating Expenses:
Selling, general and administrative expenses         21,379,295      22,155,355
Depreciation and amortization                         1,889,143       1,807,241
Loss from joint venture                                 183,928         269,193
Loss on impairment of investments                       342,000              --
Restructuring charge - operating lease                       --         592,000
                                                   ------------    ------------

     Operating loss                                  (1,321,860)     (2,469,582)

Interest expense, net                                  (233,087)       (225,565)
                                                   ------------    ------------

     Net loss before income taxes                    (1,554,947)     (2,695,147)

Benefit from income taxes                               (90,000)       (350,000)
                                                   ------------    ------------

     Net loss                                      $ (1,464,947)   $ (2,345,147)
                                                   ============    ============

Basic and diluted loss per share                   $      (0.24)   $      (0.39)
                                                   ============    ============


            See notes to unaudited consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 2004 and 2003


                                                        2004            2003
                                                   ------------    ------------

Revenues                                           $ 11,572,683    $ 10,321,087

Direct costs                                          4,236,723       3,236,339
                                                   ------------    ------------

     Gross Profit                                     7,335,960       7,084,748

Operating Expenses:
Selling, general and administrative expenses          7,058,935       6,925,329
Depreciation and amortization                           605,015         632,497
Loss from joint venture                                  47,852          82,229
Restructuring charge - operating lease                       --         592,000
                                                   ------------    ------------

     Operating loss                                    (375,842)     (1,147,307)

Interest expense, net                                   (80,630)        (71,884)
                                                   ------------    ------------

     Net loss before income taxes                      (456,472)     (1,219,191)

Income tax benefit                                           --        (150,000)
                                                   ------------    ------------

     Net loss                                      $   (456,472)   $ (1,069,191)
                                                   ============    ============

Basic and diluted loss per share                   $      (0.08)   $      (0.18)
                                                   ============    ============


            See notes to unaudited consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2004 and 2003

                                                                          2004           2003
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         $(1,464,947)   $(2,345,147)
     Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
     Depreciation and amortization                                      1,889,143      1,807,241
     Deferred income taxes                                               (115,000)       250,000
     Equity loss from joint venture                                       183,928        269,193
     Loss on impairment of investments                                    342,000             --
     Restructuring charge                                                      --        592,000
     Changes in assets and liabilities
       Accounts receivable                                                773,795        (89,846)
       Other assets                                                      (436,332)        57,169
       Prepaid expenses and other current assets                         (715,273)      (960,500)
       Accounts payable and accrued expenses                              687,092        169,326
       Other long term liabilities                                       (176,061)            --
       Prepaid and refundable taxes                                       (64,347)       979,147
                                                                      -----------    -----------
          Net cash provided by (used in) operating activities             903,998        728,583
                                                                      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for earn out payments on acquisitions                           --       (341,231)
     Purchases of property and equipment                                 (591,572)    (1,308,252)
                                                                      -----------    -----------
          Net cash used in investing activities                          (591,572)    (1,649,483)
                                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock in connection
       with the exercise of stock options                                  31,978             --
     Repayments of long term debt                                         (78,024)       (45,291)
     Payments on line of credit - bank, net                            (1,750,000)    (1,036,664)
                                                                      -----------    -----------
          Net cash used in financing activities                        (1,796,046)    (1,081,955)
                                                                      -----------    -----------
          Net decrease in cash and cash equivalents                    (1,483,620)    (2,002,855)
Cash and cash equivalents at the beginning of period                    3,708,130      6,389,650
                                                                      -----------    -----------
Cash and cash equivalents at end of period                            $ 2,224,510    $ 4,386,795
                                                                      ===========    ===========
Supplemental disclosure of non-cash activities:
   Common stock issued in connection with acquisitions                $        --    $   275,277
                                                                      ===========    ===========

   Transfer of software to property and equipment from other assets   $        --    $   366,000
                                                                      ===========    ===========


            See notes to unaudited consolidated financial statements

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

The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the nine and three months ended September 30, 2004. The results for the nine and three months ended September 30, 2004 are not necessarily indicative of the results expected for the full fiscal year.

(2)      Loss per Share

Basic loss per common share is computed using net loss applicable to common stock and the weighted average number of shares outstanding. Diluted loss per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares from assumed conversion of all potentially dilutive securities attributed to outstanding options to purchase common stock. For the nine month periods ended September 30, 2004 and 2003, the Company had common stock equivalents of 112,726 and 52,667, respectively, related to stock options that were not included in the computation of diluted loss per common share because they were antidilutive. For the three month periods ended September 30, 2004 and 2003, the Company had common stock equivalents of 62,011 and 95,905, respectively, related to stock options that were not included in the computation of diluted loss per common share because they were antidilutive. The weighted average number of shares for the nine and three months ended September 30, 2004 and 2003 are as follows:

Weighted Average Shares Outstanding

                                    For the nine months ended September 30,
                                    --------------------------------------

                                         2004                    2003
                                         ----                    ----

         Basic and diluted            5,998,274               5,964,504
                                      =========               =========

                                   For the three months ended September 30,
                                   ---------------------------------------

                                         2004                    2003
                                         ----                    ----

         Basic and diluted            6,002,066               5,981,449
                                      =========               =========

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


(3)      Accumulated Other Comprehensive Loss and Comprehensive Loss

The components of comprehensive loss consist of the following:

                                               For the nine months ended September 30,
                                               --------------------------------------

                                                    2004                    2003
                                                    ----                    ----
         Net loss                                $(1,464,947)            $(2,345,147)

         Other comprehensive income (loss):
            Foreign currency translation
              adjustments                             32,107                (123,809)
                                                 -----------               ---------

         Comprehensive loss                      $(1,432,840)            $(2,468,956)
                                                   =========               =========

                                              For the three months ended September 30,
                                              ---------------------------------------

                                                    2004                    2003
                                                    ----                    ----
         Net loss                                  $(456,472)            $(1,069,191)

         Other comprehensive loss:
            Foreign currency translation

              adjustments                            (20,741)               (163,800)
                                                     -------               ---------

         Comprehensive loss                        $(477,213)            $(1,232,991)
                                                     =======               =========

Accumulated other comprehensive loss at September 30, 2004 and December 31, 2003 consists of foreign currency translation adjustments.

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


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

As of June 30, 2003 the Company had no future commitments on any of its acquisitions that would result in additional goodwill to be recorded. For the nine month period ended September 30, 2003 the Company recorded goodwill related to earn-out payments on acquisitions of $380,000.

During the nine months ended September 30, 2004, the Company recorded a loss on the impairment of investments of $342,000 related to two investments accounted for under the cost method.

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


(6)      Line of Credit

The Company has a line of credit facility with a bank expiring in January 31, 2005. The line allows for borrowings of up to the lower of (i) $3.75 million, $3.50 million and $3.00 million at July 1, 2004, October 1, 2004 and December 31, 2004, respectively, or (ii) 80% of eligible accounts receivable balances, as defined. Interest under the line is payable monthly at the rate of the 30-Day LIBOR Rate plus 5.5% per annum. In accordance with the agreement, the Company made a principal payment of $250,000 on October 1, 2004. Covenants under the agreement include limits on capital expenditures, minimum earnings before interest, taxes, depreciation and amortization and minimum tangible net worth, as defined in the agreement. Additionally, the agreement requires the Company to obtain financing by January 15, 2005, to support Teletrax(TM)'s operations. On November 8, 2004 the Company entered into a definitive agreement with the institutional investors for the private placement of $5.00 million of securities to be issued by the Company (see note 12 for further details).

The Company paid a line of credit fee of $30,000 covering the period from April 15, 2004 through January 31, 2005.

Substantially all of the assets of the Company are pledged as collateral under the credit facility.

On November 8, 2004, the Company amended certain provisions of its loan credit facility. Pursuant to the amending letter, the term of the loan credit facility was extended to December 31, 2005; several financial covenants were amended; and maximum borrowings were reduced to $2.00 million.

(7)      Intangible Assets

Intangible assets consist of the following:

                                        September 30, 2004                        December 31, 2003
                                 -------------------------------        ---------------------------------
                                         (in thousands)                            (in thousands)
                                   Gross                                  Gross
                Amortization     Carrying     Accumulated               Carrying     Accumulated
                   Period         Amount     Amortization     Net        Amount     Amortization      Net
                   ------         ------     ------------     ---        ------     ------------      ---
Customer List     5 years          $4,000      $(4,000)     $ --         $4,000        $(4,000)       $ --
Non-competes      4-7.5 years         500         (500)       --            500           (440)         60
                                   ------      -------      ----         ------        -------        ----
Total                              $4,500      $(4,500)     $ --         $4,500        $(4,440)       $ 60
                                   ======      =======      ====         ======        =======        ====

Aggregate amortization expense for the nine months ended September 30, 2004 and 2003 was $60,000 for each period. Aggregate amortization expense for the three months ended September 30, 2004 and 2003 was $20,000 for each period.

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


(8)      Stock Based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure portion of this statement in the fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard will have no impact on our consolidated financial position or results of operations. The Financial Accounting Standards Board recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings during 2005. We will continue to monitor their progress on the issuance of this standard as well as evaluate our position with respect to current guidance.

If the Company had elected to recognize compensation cost at the grant date, based on the fair value of the options granted, in 2004 and 2003, as prescribed by SFAS 123, the Company's net loss and loss per share for the periods ended September 30, 2004 and 2003 would approximate the pro forma amounts as indicated below:

                                                        For the nine months
                                                        ended September 30,
                                                   ----------------------------
                                                      2004               2003
                                                      ----               ----

         Net loss - as reported                    $(1,464,947)     $(2,345,147)
         Deduct:  total stock-based
           employee compensation expense
           determined under the fair
           value method, net of related tax
           effects                                    (128,186)        (198,647)
                                                   -----------      -----------
         Net loss - pro forma                      $(1,593,133)     $(2,543,794)
                                                   ===========      ===========

         Basic and diluted EPS - as reported       $     (.24)      $     (.39)
         Basic and diluted EPS - pro forma         $     (.27)      $     (.43)

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


                                                       For the three months
                                                        ended September 30,
                                                   ----------------------------
                                                      2004               2003
                                                      ----               ----

         Net loss - as reported                      $(456,472)     $(1,069,191)
         Deduct:  total stock-based
           employee compensation expense
           determined under the fair
           value method, net of related tax
           effects                                     (63,854)         (58,342)
                                                   -----------      -----------
         Net loss - pro forma                        $(520,326)     $(1,127,533)
                                                   ===========      ===========

         Basic and diluted EPS - as reported       $     (.08)      $     (.18)
         Basic and diluted EPS - pro forma         $     (.09)      $     (.19)

The fair value of each grant is estimated using the Black-Scholes Options Pricing Model with the following assumptions: for 2004 grants - risk free interest rate of 3.42%, expected life of 5 years and dividend yield of 0% and expected volatility of 60%; for 2003 grants - risk free interest rate of 4.25%, expected life of 5 years and dividend yield of 0% for all grants and expected volatility of 5%.

(9) Supplemental Cash Flow Information:

Cash paid for interest and income taxes during the nine months ended September 30, 2004 and 2003 was as follows:

                                               2004               2003
                                            ---------          ---------

         Interest                           $ 233,000          $ 226,000
                                            =========          =========
         Income Taxes                       $  72,000          $  78,000
                                            =========          =========

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


(10) Provision for Income Taxes (Income Tax Benefit)

Medialink's effective tax rates were significantly impacted by the accounting for the losses from foreign operations. The income tax benefit amounts on US pretax losses in 2004 and 2003 were calculated using Medialink's effective tax rates on its US pretax losses of 41% in all periods presented. These benefits were offset by state and local taxes and taxes on capital. Additionally, as a result of the limited historical results of its UK operations, including Teletrax(TM) and management's limited ability to project its UK future results, the Company has recorded a valuation allowance of $108,000 and $282,000 for the three and nine month periods ended September 30, 2004, respectively, and $150,000 and $373,000 for the three and nine month periods ended September 30, 2003, respectively, which completely offset the related foreign deferred tax asset generated by its UK losses. The combination of recording valuation allowances on UK losses and the minimum state and local taxes resulted in consolidated effective tax rates of 0% and 12% in the three months ended September 30, 2004 and 2003, respectively and 6% and 13% in the nine months ended September 30, 2004 and 2003.

(11)     Liquidity

The Company had suffered recurring losses for the three-year period ended December 31, 2003 and through September 30, 2004. At December 31, 2003, the Company was not in compliance with the minimum tangible net worth covenant under the Company's line of credit agreement, which was waived by the lender through April 15, 2004 through the issuance of a forbearance. The forbearance was extended through January 31, 2005. On November 8, 2004, the Company amended certain provisions of its loan credit facility. Pursuant to the amending letter, the term of the loan credit facility was extended to December 31, 2005; several financial covenants were amended; and the Company was required to pay down certain amounts outstanding under the credit facility. Additionally, on November 8, 2004 the Company entered into a definitive agreement with institutional investors for the private placement of $5.00 million of securities to be issued by the Company (see footnote 12 for further details).

(12)     Subsequent Events

On November 8, 2004 the Company entered into a definitive agreement with institutional investors for the private placement of $5.00 million of securities to be issued by the Company. The securities consist of five-year, redeemable, subordinated unsecured debentures bearing a variable interest rate of the higher of 7% or 450 basis points above LIBOR for the first three years and an adjusted rate thereafter. The debentures are convertible into common stock at a conversion price of $4.05, a premium of 23% over the closing price of the Company's common stock on November 8, 2004. In addition, the Company agreed to issue to the investors warrants to purchase an aggregate of 582,929 shares of the Company's common stock at an exercise price of $3.99 per share.

On November 8, 2004, the Company amended certain provisions of its loan credit facility. Pursuant to the amending letter, the term of the loan credit facility was extended to December 31, 2005; several financial covenants were amended; and the Company was required to pay down certain amounts outstanding under the credit facility.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary and Outlook

Although revenue for the first half of 2004 was relatively flat as compared to 2003, the Company began to experience an increase in demand for its services in the second quarter which continued in the third quarter of 2004. Revenue for the nine months ended 2004 increased by $1.17 million, or 3.6%, as compared to the nine months ended September 30, 2003. Revenue in the third quarter increased by $1.25 million or 12.1% as compared to the third quarter of 2003. Media Communications recorded improved performance during the nine months ended September 30, 2004 as compared to the prior year despite a decline in demand for its strategic services resulting from fewer issues-related needs, significantly from one client, reducing strategic service revenues by $3.93 million.

For the third quarter of 2004, revenues from Medialink's core services, Media Communications and Media Research services, increased $1.05 million, or 10% as compared to 2003. At the same time, the Company has continued to invest in its new Teletrax(TM) service and increased revenue from its Teletrax(TM) services, excluding sales of equipment, by $132,000, from $158,000 in 2003 to $290,000 in 2004.

During the third quarter the Company continued to focus its efforts on maintaining the operating efficiencies it implemented over the past several quarters and continued to create new efficiencies, maintaining high gross profit margins and identifying further savings in selling, general and administrative expenses ("S, G & A").

The Company finances its operations from cash generated from operations and from its line of credit facility. During 2003 the Company was in default of its tangible net worth covenant under the line of credit facility and, during 2004, in accordance with provisions under its line of credit, the Company reduced its outstanding borrowings under the line by $1.25 million to $3.75 million. On November 8, 2004, the Company amended certain provisions of its loan credit facility. Pursuant to the amending letter, the term of the loan credit facility was extended to December 31, 2005; several financial covenants were amended; and the Company was required to pay down certain amounts outstanding under the credit facility. Additionally, on November 8, 2004, the Company entered into a definitive agreement with institutional investors for the private placement of $5.00 million of securities to be issued by the Company. The securities consist of five-year, redeemable, subordinated unsecured debentures. The Company believes the amended line of credit facility and the new subordinated debenture issuance, in conjunction with the costs savings implemented in 2003 and 2004, will be adequate to fund the Company's needs during 2004.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Nine months ended September 30, 2004 compared to Nine months ended September 30, 2003

Revenues for the nine months ended September 30, 2004 ("2004") were $34.15 million as compared to $32.98 million for the nine months ended September 30, 2003 ("2003"), broken out as follows:

                                                   (in thousands)
                                    -------------------------------------------
                                       For the Nine Months Ended September 30,
                                    -------------------------------------------
                                      2004        2003       Change        %
                                    -------     -------     -------     -------

Media Communication Services        $26,343     $26,016     $   327           1%
Research Communication Services       6,637       6,547          90           1%

Teletrax:
Service Revenue                         873         374         499         133%
Equipment Sales                         296          38         258         679%
                                    -------     -------     -------
Total Teletrax                        1,169         412         757         184%
                                    -------     -------     -------

Total Revenue                       $34,149     $32,975     $ 1,174           4%
                                    =======     =======     =======     =======

While the Company detected a slight rebound in spending in the public relations industry during the first half and a stronger rebound into the third quarter, the Company experienced a decrease in demand for its strategic services as a significant client had fewer issue-related needs during 2004 as compared to 2003. Included in the increase in revenue from Media Communication Services of $327,000 was a reduction in revenue from its strategic services of $3.93 million.

Direct costs increased by $1.06 million, or 9.9%, from $10.62 million in 2003 to $11.68 million in 2004. Included in direct costs were direct costs associated with Teletrax Revenue of $908,000 and $470,000, respectively, in 2004 and 2003. The Company's gross profit percentage was 66% and 68% in 2004 and 2003, respectively. The Company was able to maintain its gross profit margins as a result of continued adjustments the Company made over the last several quarters to its direct cost structure, including renegotiating vendor rates and improving the efficiency of its operating processes.

Selling, general and administrative expenses ("S, G & A") decreased by $776,000, or 4%, from $22.16 million in 2003 to $21.38 million in 2004. The decrease in S, G & A includes decreases in payroll and payroll-related costs ("Payroll") of approximately $237,000. Included in 2003 Payroll was $430,000 related to termination costs. Not including the decrease in Payroll, the Company decreased its S, G & A expenses by $539,000, substantially the result of reduced spending on advertising and marketing, travel and entertainment, insurance, rent and office costs.

Depreciation and amortization expense increased by $82,000, or 5%, from $1.81 million in 2003 to $1.89 million in 2004. Included in depreciation and amortization is depreciation related to Teletrax of $399,000 and $273,000 in 2004 and 2003, respectively. The increase was due to fixed asset additions

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


during the last twelve months, substantially related to the rollout of Teletrax(TM).

During 2004 the Company recorded a loss on the impairment of investments of $342,000 related to two investments accounted for under the equity cost method.

In September 2003 the Company entered into an agreement to sublease excess office space in its Norwalk, CT location. The sublease resulted in a $592,000 restructuring charge to operations in the 3rd quarter of 2003.

As a result of the foregoing, the Company had an operating loss of $1.32 million in 2004 as compared to an operating loss of $2.47 million in 2003. The operating loss in 2004 and 2003 included operating losses of $1.53 million and $1.91 million, respectively, from the Company's 76% owned subsidiary, Teletrax(TM), which was formed in April 2002. The minority shareholder of Teletrax(TM) has no future funding obligations and, accordingly, the Company has recorded 100% of the loss from this subsidiary.

Income tax benefit was calculated using Medialink's effective tax rates on US pretax earnings of 41% in both 2004 and 2003. In both 2004 and 2003 the Company was also subject to minimum state and local taxes and taxes on capital. Additionally, as a result of the limited historical results of its UK operations, including Teletrax(TM) and management's limited ability to project its UK future results, the Company has recorded a valuation allowance of $1.2 million related to the foreign deferred tax asset generated by its cumulative UK losses. Tax assets are recognized based upon expected taxable income. Recording the additional valuation allowance and the minimum state and local taxes reduces the effective tax rates to 6% and 13% in 2004 and 2003, respectively.

The Company had a net loss of $1.46 million in 2004 as compared to a net loss of $2.35 million in 2003. In 2004 the Company had a loss per share of $0.24 compared to a loss per share of $0.39 in 2003.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Three months ended September 30, 2004 compared to Three months ended September 30, 2003

Revenues for the three months ended September 30, 2004 (the "2004 Quarter") were $11.57 million as compared $10.32 million for the three months ended September 30, 2003 (the "2003 Quarter"), broken out as follows:

                                                  (in thousands)
                                  ---------------------------------------------
                                      For the Three Months Ended September 30,
                                  ---------------------------------------------
                                    2004        2003        Change        %
                                  --------    --------     --------    --------

Media Communication Services      $  8,874    $  7,960     $    914          11%
Research Communication Services      2,351       2,217          134           6%

Teletrax:
Service Revenue                        290         158          132          84%
Equipment Sales (Credit)                58         (14)          72          --
                                  --------    --------     --------
Total Teletrax                         348         144          204         142%
                                  --------    --------     --------

Total Revenue                     $ 11,573    $ 10,321     $  1,252          12%
                                  ========    ========     ========    ========

The Company experienced improved performances from its core services from a continuing rebound in spending in the public relations industry, specifically from increased demand on its Media Communication and Teletrax Services.

Direct costs increased by $1.00 million, or 31%, from $3.24 million in the 2003 Quarter to $4.24 million in the 2004 Quarter. Included in direct costs were direct costs associated with Teletrax Revenue of $307,000 and $161,000, respectively, in the 2004 and 2003 Quarters. The Company's gross profit percentage was 63% and 69% in the 2004 Quarter and the 2003 Quarter, respectively. The decrease in the gross profit percentage was due to product mix. Additionally, the 2003 Quarter gross profit percentage of 69% was at the high end of the Company's historical range.

S, G & A increased by $134,000, or 2%, from $6.93 million in the 2003 Quarter to $7.06 million in the 2004 Quarter. The increase in S, G & A includes an increase in Payroll of approximately $245,000. Excluding the increase in Payroll, the Company decreased its S, G & A expenses by $111,000. This decrease was substantially the result of reduced spending in advertising and marketing, travel and entertainment, rent and office costs.

In September 2003 the Company entered into an agreement to sublease excess office space in its Norwalk, CT location. The sublease resulted in a $592,000 restructuring charge to operations in the 3rd quarter of 2003.

Depreciation and amortization expense decreased by $27,000, or 4%, from $632,000 in the 2003 Quarter to $605,000 in the 2004 Quarter. Included in depreciation

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


and amortization is depreciation related to Teletrax of $134,000 and $111,000 in the 2004 Quarter and 2003 Quarter, respectively.

As a result of the foregoing, the Company had an operating loss of $376,000 in the 2004 Quarter as compared to an operating loss of $1.15 million in the 2003 Quarter. The operating loss in 2003 included operating losses of $530,000 and $562,000, respectively, from the Company's 76% owned subsidiary, Teletrax(TM), which was formed in April 2002. The minority shareholder of Teletrax(TM) has no future funding obligations and, accordingly, the Company has recorded 100% of the loss from this subsidiary.


Provision for income taxes (income tax benefit) was calculated using Medialink's effective tax rates on US pretax earnings of 41% in both 2004 and 2003. In both 2004 and 2003 the Company was also subject to minimum state and local taxes and taxes on capital. Additionally, as a result of the limited historical results of its UK operations, including Teletrax(TM) and management's limited ability to project its UK future results, the Company has recorded a valuation allowance of $1.2 million related to the foreign deferred tax asset generated by its cumulative UK losses. Tax assets are recognized based upon expected taxable income. Recording the additional valuation allowance and the minimum state and local taxes increase the effective tax rate to 0% in the 2004 Quarter and reduces the effective tax rate to 12% in the 2003 Quarter.

The Company had net loss of $456,000 in the 2004 Quarter as compared to a net loss of $1.07 million in the 2003 Quarter. In 2004 the Company had a loss per share of $0.08 compared to a loss per share of $0.18 in 2003.


LIQUIDITY AND CAPITAL RESOURCES

Medialink has financed its operations primarily through cash generated from operations and its line of credit facility. Net cash provided by operating activities amounted to $904,000 for the nine month period ended September 30, 2004, as compared to cash provided by operating activities for the comparable period in 2003 was $729,000. Capital expenditures which are primarily incurred to support the Company's sales and operations and the continuing roll-out of the Teletrax(TM) network were $592,000 in 2004 compared to $1.31 million in 2003. Cash flows related to earn out payments on the Company's various acquisitions amounted to $341,000 in 2003. As of June 30, 2003 the Company had no future obligation for earn-out payments on its acquisitions.

The Company has a line of credit facility with a bank expiring in January 31, 2005. The line allows for borrowings of up to the lower of (i) $3.75 million, $3.50 million and $3.00 million at July 1, 2004, October 1, 2004 and December 31, 2004, respectively, or (ii) 80% of eligible accounts receivable balances, as defined. Interest under the line is payable monthly at the rate of the 30-Day LIBOR Rate plus 5.5% per annum. In accordance with the agreement, the Company made a principal payment of $250,000 on October 1, 2004. Covenants under the agreement include limits on capital expenditures, minimum earnings before interest, taxes, depreciation and amortization and minimum tangible net worth, as defined in the agreement. Additionally, the agreement requires the Company to

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


obtain financing by January 15, 2005, to support Teletrax(TM)'s operations. On November 8, 2004 the Company entered into a definitive agreement with institutional investors for the private placement of $5.00 million of securities to be issued by the Company. Additionally, on November 8, 2004, the Company amended certain provisions of its loan credit facility. Pursuant to the amending letter, the term of the loan credit facility was extended to December 31, 2005; several financial covenants were amended; and the Company was required to pay down certain amounts outstanding under the credit facility.

As of September 30, 2004 Medialink had $2.22 million in cash and cash equivalents as compared to $3.71 million as of December 31, 2003. In addition, the Company had a balance due under its line of credit facility of $3.75 million and $5.50 million at September 30, 2004 and December 31, 2003, respectively. The decrease in cash and cash equivalents of $1.49 million includes purchases of fixed assets of $592,000, and pay downs, net of borrowings on its line of credit facility aggregating $1.75 million. The remaining change was substantially attributable to the changes in its operating assets and liabilities.

The Company believes, based upon its financial forecast, that it has sufficient capital resources, including proceeds from the November 8, 2004 issuance of $5.00 million subordinated convertible debentures, availability under amended line of credit facility and cash flow from operations, to fund its net cash needs for at least the next twelve months.

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

Line of credit
The Company has a line of credit facility with a bank expiring in January 31, 2005. The line allows for borrowings of up to the lower of (i) $3.75 million, $3.50 million and $3.00 million at July 1, 2004, October 1, 2004 and December 31, 2004, respectively, or (ii) 80% of eligible accounts receivable balances, as defined. Interest under the line is payable monthly at the rate of the 30-Day LIBOR Rate plus 5.5% per annum. In accordance with the agreement, the Company made a principal payment of $250,000 on October 1, 2004. Covenants under the agreement include limits on capital expenditures, minimum earnings before interest, taxes, depreciation and amortization and minimum tangible net worth, as defined in the agreement. Additionally, the agreement requires the Company to obtain financing by January 15, 2005, to support Teletrax(TM)'s operations. On November 8, 2004 the Company entered into a definitive agreement with institutional investors for the private placement of $5.00 million of securities to be issued by the Company. Additionally, on November 8, 2004, the Company amended certain provisions of its loan credit facility. Pursuant to the amending letter, the term of the loan credit facility was extended to December 31, 2005; several financial covenants were amended; and the Company was required to pay down certain amounts outstanding under the credit facility.

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

Goodwill and Intangible Assets
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. Effective January 1, 2002, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
(SFAS) No. 142, Goodwill and Other Intangible Assets, which required the Company to cease amortizing goodwill and to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. The annual impairment testing required by SFAS No. 142 also requires the Company to use its judgment and could require the Company to write down the carrying value of its goodwill and other intangible assets in future periods. During the third Quarter of 2004 the Company evaluated its goodwill and no impairment was indicated.

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

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Debt
The Company has a line of credit agreement which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At September 30, 2004, $3.75 million was outstanding on the line of credit which has a maturity date of January 2005. The interest rate is based upon the 30-day LIBOR rate plus 5.50%, per annum, as defined in the agreement. All other Company debt is fixed-rate and, therefore, does not expose the Company to the risk of earning or cash flow loss due to changes in market interest rate. See footnote 6, "Line of Credit".

Foreign Operations
In the normal course of business, through its UK operations, the Company is exposed to the effect of foreign exchange rate fluctuations on the United States dollar value of its foreign subsidiaries' results of operations and financial condition. At September 30, 2004, the Company's primary foreign currency market exposure was the British pound.

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

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

               31.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Report on Form 8-K:

                       Report on Form 8-K dated July 27, 2004 regarding earnings for the six and three months ended June 30 2004.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  MEDIALINK WORLDWIDE INCORPORATED



                  By: /s/ Laurence Moskowitz
                      -----------------------
                      Laurence Moskowitz,
                      Chairman of the Board, Chief Executive Officer and
                      President

                  By: /s/ J. Graeme McWhirter
                      -----------------------
                      J. Graeme McWhirter
                      Executive Vice President, Assistant Secretary, Chief Financial Officer and Director


Dated: November 15, 2004