Form 10-K
period 2004-12-31
MEDIALINK WORLDWIDE INC
filed 2005-03-31
CIK 812890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant amounted to $18,371,723, computed by reference to the price at which the voting common stock was last sold as of the last business day of the registrant’s most recently completed second quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the close of business on March 26, 2005: Common Stock - 6,022,702.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, to be held on June 9, 2005, to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year ended December 31, 2004 are incorporated by reference in Part II, Item 5 and Part III of this report.

MEDIALINK WORLDWIDE INCORPORATED

FORM 10-K

YEAR ENDED DECEMBER 31, 2004

FORWARD LOOKING STATEMENTS

With the exception of the historical information contained in this Form 10-K, the matters described herein contain certain “forward-looking statements” that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Form 10-K are not promises or guarantees and are subject to risks and uncertainties that could cause our actual results to differ materially from those anticipated. These statements are based on management’s current expectations and are naturally subject to uncertainty and changes in circumstances. We caution you not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Actual results may vary materially from those expressed or implied by the statements herein. Such statements may relate, among other things, to our ability to respond to economic changes and improve operational efficiency, the benefits of our products to be realized by our customers, or our plans, objectives, and expected financial and operating results. Forward-looking statements may also include, without limitation, any statement relating to future events, conditions or circumstances or using words such as: will, believe, anticipate, expect, could, may, estimate, project, plan, predict, intend or similar expressions that involve risk or uncertainty. These risks and uncertainties include, among other things, our recent history of losses; our ability to achieve or maintain profitability; worldwide economic weakness; geopolitical conditions and continued threats of terrorism; effectiveness of our cost reduction programs; the receptiveness of the media to our services; changes in our marketplace which could limit or reduce the perceived value of our services to our clients; our ability to develop new services and market acceptance of such services, such as Teletrax™; the volume and importance of breaking news which can have the effect of crowding out the content we produce and deliver to broadcast outlets on behalf of our clients; our ability to develop new products and services that keep pace with technology; our ability to develop and maintain successful relationships with critical vendors; the potential negative effects of our international operations on the Company; future acquisitions or divestitures may adversely affect our operations and financial results; the absence of long term contracts with customers and vendors; and increased competition may have an adverse effect on pricing, revenues, gross margins and our customer base. More detailed information about these risk factors is set forth in filings by Medialink Worldwide Incorporated with the Securities and Exchange Commission, including the Company's registration statement, most recent quarterly report on Form 10-Q, and other publicly available information regarding the Company. Medialink Worldwide Incorporated is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS.

GENERAL

Medialink Worldwide Incorporated (“Medialink”) is a leading global provider of creative and distribution services to corporations and other organizations seeking to communicate with the public through broadcast, print and Internet media. Medialink is based in New York, with offices in the United States and an international hub in London. The Company uniquely blends its creative and production expertise with established news media credibility, proprietary databases, an electronic distribution infrastructure and its unique Teletrax™ service, the first truly global electronic video tracking solution, to provide its clients with the ability to create, distribute and measure their communications. Medialink is a publicly traded company (Nasdaq: MDLK).

In the fourth quarter of 2004 Medialink secured a $5 million convertible debentures financing and sold its Media Research Services division (“Delahaye”) for approximately $8 million, recording a pre-tax gain of approximately $5 million. These transactions will enable Medialink to focus on its primary mission: to offer the counsel, skills and infrastructure to reach television viewers, radio listeners, newspaper readers and Internet users via editorial coverage and marketing-oriented media placements on behalf its clients. The sale also provided capital to further accelerate the growth of Teletrax™, the centerpiece of the Company’s monitoring services that track the impact of client communications across all major media.

The Company’s core services help corporations and organizations inform and educate target audiences with maximum impact on television, radio, print, and the Internet. Medialink’s clients, ranging from General Motors to General Mills, Siemens to Symbol Technologies, rely on Medialink to generate, monitor and report on media exposure for their new products, innovations, mergers, acquisitions and other corporate initiatives.

For example, when the European Space Agency (ESA) wanted to raise public awareness of its Mars Express space mission prior to the projected Christmas Day arrival on the planet, Medialink created and distributed a video news “package” that captured worldwide attention in dozens of countries throughout Europe, China, the Middle East and the United States.

In addition, Medialink assisted DaimlerChrysler with its litigation communications strategy by scheduling and producing broadcast interviews featuring its senior legal expert speaking out on national and local television and radio newscasts in support of tort reform in the United States. To help extend DaimlerChrysler’s message against lawsuit abuse, Medialink also produced and distributed taped video to TV stations that explained a particular case involving an alleged bogus lawsuit against the automotive manufacturer.

In another example, Morgan Stanley employed Medialink’s radio production and distribution service as a means to educate listeners regarding personal finance issues on a weekly basis. Organizations and government agencies, such as the National Association of Realtors and the U.S. Department of Energy, commonly rely on Medialink’s U.S. Newswire division to provide electronic distribution of press releases and related materials to the news media.

By leveraging relationships with news organizations, Medialink rapidly alerts and disseminates clients’ news to every major newsroom in the United States. Similarly, international distribution relationships enable Medialink to reach virtually any audience, in any country, through any news medium. Each year, Medialink generates tens of thousands of broadcast news airings worldwide reaching billions of viewers, listeners and readers on media as diverse as CNN, The New York Times, ABC, Sky News, The Washington Post, BBC, Bloomberg Radio, AOL, Yahoo! and China Central Television, the national television station of the People’s Republic of China.

Medialink has also broadened its media offering for clients by establishing key marketing relationships with leading U.S. cable television programmers. These programming outlets provide wider exposure and precisely targeted placements for informational video segments, which reach additional viewers in the clients’ desired demographic segments.

The Company’s success is apparent in its rich and diverse client base, which includes Anheuser-Busch, The American Association for Retired Persons, Bayer, DIAGEO, Disney, European Space Agency, Ford, GE Financial, General Motors, International Olympic Committee, Intel, Jaguar, Microsoft, Miramax, McDonald’s, Morgan Stanley, National Association of Realtors, Neiman Marcus, Omega, Royal Philips Electronics, Siemens and Visa International. Clients also include virtually every major PR firm in the United States and the United Kingdom.

Teletrax™, Medialink’s subsidiary that offers the broadcast industry’s first global digital video watermarking and tracking solution, presents potential new revenue sources outside of the Company’s core broadcast services. Video content providers such as news organizations, television syndicators, motion picture studios, TV sports programmers and major TV advertisers are interested in Teletrax™’s powerful applications for media asset management, verification of airings for network and syndicated programming, advertising proof-of-performance, sponsorship evaluation, and intellectual property rights management.

During the year, clients ranging from ABC Television Network and Buena Vista Entertainment to the BBC in the United Kingdom, entered into multi-year contracts to utilize this unique content asset management tool to track and monitor the usage of their video content. In 2004, Teletrax™ reached additional agreements with Tribune Entertainment, NBC Universal Domestic Television, Media Review International and Internet Broadcasting Systems, adding to clients including Reuters Television and NBC News Channel. Medialink also uses the Teletrax™ system to track and monitor the worldwide usage of its client video distributed by the Company.

In 2004, the Company further expanded Teletrax™’s monitoring network into more than 100 of the top-ranking U.S. television markets and Latin America, bringing its worldwide capacity to more than 700 television stations in the United States and an international network that monitors more than 200 channels being broadcast from nearly 50 nations in Europe, Asia, Australia, the Middle East and Latin America.

STRATEGY

From its inception, the Company has been at the vanguard as public relations has evolved from being print-focused to embracing video, audio and the Internet. Medialink’s strategy is to enable its clients to effectively and efficiently communicate news to audiences through all mediums. The Company achieves this by: (i) creating and producing compelling content; (ii) distributing content through the Company’s unmatched infrastructure; and (iii) monitoring distribution effectiveness.

The Company believes it is the market share leader in each of its primary service offerings. In 2004, Medialink sold its research unit, Delahaye, in order to provide more resources to and increase management focus on its faster growing media communications and video watermarking businesses. Medialink has identified several avenues that should further support the Company’s growth, including: (i) leveraging client relationships through cross-marketing; (ii) developing new products and services; and (iii) broadening the sales force and client base.

OPERATIONAL OVERVIEW

Medialink offers its comprehensive range of services through the following divisions:

Media Communications Services

Broadcast Services Group (“BSG”)—Through BSG, the Company provides its content creation, production, distribution and electronic broadcast monitoring services. BSG’s principal products and services include video news releases and short-form promotional videos, live event broadcasts (including satellite media tours, videoconferences and webcasting), audio news releases and radio media tours, in formats that are suitable for all broadcast news media, as well as other types of programming. BSG distributes its clients’ news stories directly to targeted television and radio, through its comprehensive distribution platform, and on-line media outlets worldwide, through Newstream.com. BSG also monitors and statistically analyzes the extent to which content is aired, thereby providing valuable feedback to the client. BSG utilizes a variety of methods to track and monitor video usage, including its exclusive offering of Teletrax™, providing it with the only truly global electronic video tracking solution.

U.S. Newswire (“USN”)—USN is a leading press release wire service for domestic governmental, public affairs and non-profit organization news sources. Its clients rely on it to provide immediate and simultaneous electronic distribution of their news releases, media advisories and press statements to the media and on-line services worldwide. The division distributes news releases via a direct wire service feed, as well as through e-mail, satellite, the Internet and broadcast fax. USN also provides still photography services.

Video Watermarking Services

Teletrax™ —Teletrax™ is the broadcast industry’s first global electronic video watermarking and tracking solution. Using Teletrax™, owners of video content - the motion picture industry, news organizations, advertising agencies, and program syndicators to name a few - “embed” an imperceptible and indelible digital watermark into their material whenever it is edited, broadcast or duplicated. A global network of decoders, or “detectors,” then captures every broadcast incident of the embedded video whether via satellite, cable or terrestrially. The Teletrax™ service then generates tracking reports for the original content owners. The system provides proof of performance reports and alerts copyright owners in near-real time to violations. As a key asset management tool for content owners seeking to protect and leverage their video property, Teletrax™ will help drive the financial performance of its clients, enabling them to efficiently and effectively leverage their video content. Teletrax™ is built upon Medialink’s extensive monitoring network and technology developed by Royal Philips Electronics.

A summary of the Company’s operations by major geographic location are as follows for the years ended December 31,

	2004		2003		2002
	US	UK	US	UK	US	UK
Revenues:
External clients	$31,009,733	$5,853,015	$30,924,642	$4,458,800	$31,139,309	$6,963,981
Inter-segment	336,000	144,000	192,000	249,000	365,000	212,000
Total revenues on continuing operations	$31,345,733	$5,997,015	$31,116,642	$4,707,800	$31,504,309	$7,175,981

Total assets of continuing operations	$35,352,404	$3,420,137	$29,311,177	$3,601,155	$33,819,098	$3,441,878

SERVICE OFFERING

Medialink offers clients a unique combination of creative content production, global media distribution and video watermarking, which enables clients to communicate their news efficiently and effectively. Through its BSG division, the Company provides a complete range of customized production and distribution services to corporations and other organizations to help them build public recognition, launch new products, manage crisis situations and meet other communications objectives. Utilizing its electronic monitoring capabilities, BSG also measures distribution reach and evaluates results. Through USN, the Company provides news release distribution for governmental, public affairs and non-profit organizations. Through Teletrax™, Medialink offers the only truly global video tracking solution available to the broadcast, advertising and entertainment industries. Medialink’s ability to offer the comprehensive services that its clients demand makes it the partner of choice for leading corporations, organizations and PR firms worldwide.

Production and Live Broadcast	Distribution	Internet	Monitoring
• Video & Audio News Release Production: Domestic Internationa	• Video & Audio News Release Distribution & Monitoring: Domestic International	• Newstream.com	• Teletrax™: Digital Asset Management Tracking of TV Show Promotions Proof of Advertising Performance Intellectual Property Rights Management
• Live Broadcasts: Satellite Media Tours Radio Media Tours Special Event Broadcasts Video Conferences Audio Conferences	• Press Release Distribution	• Webcasting
• Electronic Press Kits	• Still Photography & Digital Distribution	• Web Releases
• Public Service Announcements		• Digital Photo Distribution
• Corporate Videos		• Cyber Media Tours

CLIENTS

The Company provides its services to more than 3,000 clients. The Company’s clients include corporations such as Anheuser-Busch, AT&T, Bayer, DIAGEO, Disney, Ford, GE Financial, General Motors, GlaxoSmithKline, Intel, Jaguar, Microsoft, Miramax, McDonald’s, Morgan Stanley, NBC Universal, Omega, Royal Philips Electronics, Siemens and Visa International; organizations such as the American Association of Retired Persons, the European Space Agency, the International Olympic Committee and National Association of Realtors; and the world's largest marketing communications firms such as Burson-Marsteller, Hill & Knowlton, Ketchum Communications, Edelman Public Relations Worldwide and Weber Shandwick Worldwide.

DISTRIBUTION AGREEMENTS

The Company has long-standing distribution alliances and powerful relationships with major news organizations that provide clients unparalleled access to newsroom decision-makers. Through an agreement with the Associated Press for the use of its AP Express newswire, Medialink can quickly alert more than 700 television and 400 radio newsrooms to clients’ impending video and audio news. The Company’s strong relationships with ABC, CBS and FOX, among others, provide it access to their network affiliates through their dedicated and highly cost-effective satellite “news” feeds. Medialink continues to expand its distribution infrastructure through strategic distribution agreements with high-profile media companies such as AOL and Yahoo!. The Company also has developed a delivery mechanism for multi-media content to more than 11,000 on-line, or Internet, newsrooms. Due to the Company’s extensive usage of both satellite distribution and electronic broadcast monitoring services, the Company is able to obtain preferential pricing from its key suppliers. Medialink’s extensive relationships and its reputation as a producer of newsworthy, broadcast-quality content ensure that clients’ video and audio news productions capture the attention of newsroom decision-makers and thus their intended audiences.

BACKGROUND

The Company, founded in 1986 with the mission of developing the world’s first distribution system for video news releases and other video public relations material to television stations, began offering production - in addition to distribution - of video news releases in 1994 and has since developed a full range of video, audio, Internet, still photography and print services which it now provides on a global basis. Medialink enables its clients to reach more than 11,000 newsrooms at television and radio networks, local stations, cable channels, direct broadcast satellite systems and online multimedia newsrooms.

The Company’s expanded service offerings have evolved from its core business - the satellite distribution of video news releases (“VNR”) and the electronic monitoring of their broadcasts on television. A VNR is a television news story that communicates an entity’s public relations or corporate message. It is paid for by the corporation or organization seeking to announce news and is delivered without charge to the media. Ultimately, a VNR is the television equivalent of a printed press release, transforming the printed word into the sound and pictures television newsrooms can use in programming. Produced in broadcast news style, VNRs relay the news of a product launch, medical discovery, corporate merger event, timely feature or breaking news directly to television news decision-makers who may use the video and audio material in full or edited form. Most major television stations in the world now use VNRs, some on a regular basis. The Company offers VNR and Audio News Release (“ANR”) production services worldwide. Working closely with clients, Medialink’s team of highly experienced broadcast and network radio professionals instantly translates clients’ messages into effective video or audio news stories. All aspects of production, including scripting, editing, narration and sound bites of the news story, are custom-built and designed to reach specifically targeted audiences.

The Company also produces and coordinates live broadcast services include Satellite Media Tours (“SMT”), Radio Media Tours (“RMT”), audio and video news conferences and special-event broadcasts. SMTs consist of a sequence of one-on-one satellite interviews with a series of pre-booked television reporters across the country or around the world. Typical SMT applications include, among others, an interview with an author, performer, executive or other spokesperson promoting an upcoming event, product, movie or book release. SMTs generally are conducted from a studio but can originate from remote locations and may be aired live by the television station or recorded for a later airing. Similar to SMTs, Medialink offers RMTs targeted to radio stations across the country or around the world.

Widespread adoption of Internet-based communications continues as companies leverage the opportunity by creating content-rich Web destinations while controlling costs. In 1999, Medialink created Newstream.com, an Internet portal that delivers multimedia assets to more than 11,000 online news and information Web sites that increasingly need streaming video, audio, presentations, and graphics to be competitive. During its fifth year of operations, Newstream.com’s overall membership - including journalists, professional communicators, financial analysts and members of the general public - stands at more than 75,000.

In late 1999, the Company acquired U.S. Newswire LLC. U.S. Newswire, founded in 1986, is a leader in providing wire service, Internet and online distribution of full-text and multimedia news for government and public policy news sources to news media and online services - locally, nationally and worldwide. Clients include Cabinet agencies and the majority of political campaigns, advocacy groups, trade associations, “think tanks”, public affairs firms and other similar organizations.

In 2002, the Company launched Teletrax™, providing Medialink with a unique selling proposition complementary to its core broadcast service business by offering a content management tool with the distinctive ability to track video content whenever and wherever it is broadcast. Teletrax™ is expected to unlock new revenue streams for Medialink outside of its traditional business. Teletrax™ fulfills the needs of a variety of industries, including advertising, sports, music, film and television syndication. The network of detectors currently monitors more than 800 television stations in nearly 50 countries, including more than 100 top-ranking markets in the United States.

The Company has many competitors in different aspects of its businesses, although no one competitor competes in all of the Company’s businesses. Some of these competitors or their parent companies may have assets substantially greater than those of the Company.

EMPLOYEES

As of December 31, 2004, the Company had 164 employees including 68 in client services, 57 in sales and marketing and 39 in corporate and administration. Included in corporate and administration were executives totaling 6. None of the Company’s employees is represented by a labor union. Management believes that its employee relations are good. The Company also engages on a part-time, project-by-project basis, independent production crews at various locations worldwide. These crews have the skills, training and experience that the Company requires for its production services.

The Company, a Delaware corporation, was incorporated in 1986. Medialink’s website is http://www.medialink.com. The Company makes available free of charge, on or through its Web site, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (“SEC”). Such reports are also available on the SEC’s website, http://www.sec.gov.

ITEM 2. PROPERTIES.

As of December 31, 2004, the Company’s properties are all leased as follows:

Location	Gross Square Footage
New York	39,368
Boston	1,655
Chicago	1,317
Dallas	1,417
Washington, DC	7,043
San Francisco	1,401
Los Angeles	4,047
Norwalk, CT	24,690
London	7,896

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The Company’s common stock is traded on the National Market System of the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) under the symbol MDLK. The following table sets forth the high and low closing sales prices per share of the Company’s common stock on the NASDAQ National Market System for the periods indicated:

Quarter Ended	Low	High

Quarter ended March 31, 2004	$3.20	$4.95
Quarter ended June 30, 2004	3.44	4.38
Quarter ended September 30, 2004	2.70	3.75
Quarter ended December 31, 2004	3.00	3.56

Quarter ended March 31, 2003	$2.77	$3.52
Quarter ended June 30, 2003	2.60	3.55
Quarter ended September 30, 2003	2.85	4.44
Quarter ended December 31, 2003	2.82	3.48

As of December 31, 2004, there were approximately 1,331 holders of record of the Company’s common stock.

The Company has not paid, and does not anticipate paying for the foreseeable future, any dividends to holders of its common stock. The declaration of dividends by the Company in the future is subject to the sole discretion of the Company’s Board of Directors and will depend upon the operating results, capital requirements and financial position of the Company, general economic conditions and other pertinent conditions or restrictions relating to any financing.

Equity Compensation Plan Information
Information regarding the Company’s equity compensation plans is set forth in the section entitled “Executive Compensation - Equity Compensation Plan Information” in the Company’s Definitive Proxy Statement, to be filed within 120 days after Registrant’s fiscal year end of December 31, 2004, which information is incorporated herein by reference.

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

On December 31, 2004 Medialink sold substantially all of the assets and liabilities of its research division, Delahaye. Delahaye’s operations are reported as discontinued operations for all periods presented in the following selected financial data, and the operating results of Delahaye through December 31, 2004, the date of sale, are reflected separately from the results of continuing operations.

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Operating Data:

Revenues	$36,863	$35,383	$38,103	$38,610	$46,554
Gross profit	22,180	22,765	24,582	23,841	27,916
Operating expenses (a and b)	24,849	25,021	26,131	28,558	26,702

Operating income (loss)	(2,669)	(2,256)	(1,549)	(4,717)	1,214

Income (loss) from continuing operations	(3,746)	(2,338)	(1,711)	(4,862)	1,280

Basic and diluted net income (loss) per common share
from continuing operations	$(0.62)	$(0.39)	$(0.29)	$(0.50)	$0.13

Balance Sheet Data:

Working capital	$11,584	$2,768	$4,308	$6,085	$10,644
Assets	38,773	37,186	40,643	40,813	42,028
Long-term debt, net	3,930	173	217	95	157
Stockholders' equity	$25,079	$24,798	$27,204	$29,046	$32,570

(a) 2004 operating expenses include $715 of non-cash charges related to impairment of investments and write off of investment in joint venture. 2003 operating expenses include a restructuring charge related to the sublease of excess office space of $592. 2002 operating expenses include advisory charges of $1,300. 2001 operating expenses include restructuring, loss on sale of subsidiary and advisory charges of $634, $496, and $805, respectively.

(b) As required by Statements of Financial Accounting Standards 142 "Goodwill and Other Intangibles", beginning with our 2002 results, goodwill and other intangible assets that have indefinite lives are no longer amortized due to a change in generally accepted accounting principles. During 2001 and 2000 the Company recorded amortization expense related to goodwill of $875 and $730, respectively.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

Summary and Outlook
The year 2004 was a year of repositioning for the Company. The Public Relations industry and the US economy, as a whole, showed signs of growth and consequently demand for the Company’s Media Communications Services increased. 2004 was the first year since 2000 that the Company reported a year over year increase in revenue from its Media Communications Services. In addition, Teletrax™ service revenue grew by 119% as compared to 2003, further confirming the acceptability of its technology and value to the market place.

During 2004 the Company issued $5 million of convertible debentures, paid off its line of credit and sold Delahaye, its research division, for approximately $8 million, recording a pre-tax gain of $5 million on the sale. These transactions and 2004 operations resulted in a markedly improved financial position at December 31, 2004, as the Company ended the year with $11.7 million in cash, substantially no short-term debt and working capital of $11.58 million, an improvement of $8.81 million as compared to the prior year. The Company believes that it is entering 2005 with a more efficient organizational structure and that it has the resources and ability to execute its strategic plans to deliver improved shareholder value.

Revenues from Media Communications services increased $499,000, or 1.4% as compared to 2003. During 2003 the Company substantially completed the first stage of the roll-out of Teletrax™’s detection network to nearly 50 countries and over 700 channels. During 2004, the Company broadened its Teletrax™ network and expects to continue to grow the network to support client demand. Revenues from Teletrax™, including equipment sales, increased by $979,000, or 151.8%, to $1.62 million in 2004 as compared to $645,000 in 2003.

Medialink has financed its operations primarily through cash generated from operations, reliance on its line of credit facility and the issuance of $5 million convertible debentures in November 2004, as well as the sale of Delahaye in December 2004. The Company believes, based upon its 2005 financial forecast, that it has sufficient capital resources to fund its net cash needs for at least the next twelve months.

As previously discussed, in December 2004, the Company sold Delahaye for approximately $8 million. Delahaye’s operations are reported as discontinued operations for all periods discussed in the accompanying management discussion and analysis, and the operating results of Delahaye through December 31, 2004, the date of sale, are reflected separately from the results of continuing operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Fiscal Year 2004 as Compared to Fiscal Year 2003
Revenues increased by $1.48 million, or 4.2%, from $35.38 million in 2003 to $36.86 million in 2004. Revenue from the Company’s Media Communications Services increased by $499,000. Additionally, revenue from Teletrax™, the Company’s 76% owned subsidiary, was $1.62 million in 2004, an increase of $979,000, or 152%, as compared to 2003. 2004 marked a return to increased revenue for Media Communications services posting its first year over year increase in revenue since 2000.

Direct costs increased by $2.06 million, or 16.4%, from $12.62 million in 2003 to $14.68 million in 2004. Direct costs as a percentage of revenue were 39.8% and 35.7%, respectively, in 2004 and 2003. The decrease in the gross profit margin was attributable to changes in product mix during 2004 as well as an increase in marketing communications services where the Company acts more like an advertising company purchasing paid placements on cable television. The Company believes as it increasingly integrates its existing services with marketing communications services, it will increase its buying leverage, resulting in improved margins as well as fuel the growth in revenue.

Selling, general and administrative (“S, G & A”) expenses decreased by $191,000 or less than 1.0%, from $22.26 million in 2003 to $22.06 million in 2004. The change in S, G & A expenses includes increases in payroll and payroll-related costs (“Payroll”) of approximately $374,000. The increase in Payroll is substantially the result of increases in Payroll to its Media Communication Services of $750,000 and the increase of Payroll related to Teletrax™ of $54,000, net of termination costs during 2003 of $430,000. Included in the increases in Payroll are approximately $700,000 of bonuses made as a result of the closing of the convertible debenture financing and the sale of Delahaye. Additionally, as a result of the completion of the first stage of the Teletrax™ network in 2003, Teletrax™ had decreases in other S, G & A expenses of approximately $245,000 in 2004 as compared to 2003. Excluding the decreases in S, G & A expenses relating to Teletrax™, the Company otherwise reduced its S, G & A by approximately $320,000 in 2004 as compared to 2003, including, but not limited to, savings in advertising and marketing, travel and entertainment, rent and office costs.

In March 2004 the Company recorded a loss on the impairment of investments of $342,000 related to two investments accounted for under the cost method. On December 31, 2004, Newstream, an entity in which the Company had a 50% joint venture interest, was dissolved. As a result of the dissolution, the Company recorded a non-cash charge of $373,000 to write off the remaining balance of its investment in Newstream. In accordance with the dissolution agreement, the Company is permitted and intends to provide Newstream services to its client base under the Newstream name, for the next twelve months. Subsequently, Medialink anticipates providing these services under a different service name.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In September 2003 the Company entered into an agreement to sublease excess office space in its Norwalk, CT location. The sublease resulted in a $592,000 restructuring charge to operations in the 3rd quarter of 2003.

Depreciation and amortization expense decreased by $36,000, or 1.9%, from $1.86 million in 2003 to $1.82 million in 2004.

As a result of the foregoing, the Company experienced an operating loss of $2.67 million in 2004 as compared to an operating loss of $2.26 million in 2003. The operating loss in 2004 includes impairment charges related to two investments and the write off of its interest in a joint venture aggregating $715,000. The operating loss in 2003 included a $592,000 restructuring charge related to the sublease of excess office space and termination costs of approximately $430,000. Additionally, operating losses of $2.03 million and $2.45 million in 2004 and 2003, respectively, from the Company’s 76% owned subsidiary, Teletrax™ are included in operating losses. The minority shareholder of Teletrax™ has no future funding obligations and, accordingly, the Company has recorded 100% of the loss from this subsidiary.

Interest expense increased by $106,000 from $309,000 in 2003 to $415,000 in 2004. The increase was substantially due to the issuance of convertible debentures in the amount of $5.00 million in November 2004. Interest expense related to this issuance was $89,000, which included $33,000 of amortization of the discount recorded against the convertible debentures (see note 5 of the financial statements). Additionally the Company had increases in interest rates during 2003 and throughout 2004 on the Company’s line of credit facility which contributed to the increase in interest expense, net of a decrease in interest expense due to lower balances on the credit line.

During 2004 Medialink recorded an increase to the valuation allowance on its net deferred tax assets of $1.83 million because the realization of these assets is uncertain. Additionally, the Company was subject to minimum state and local taxes and taxes on capital. The increase in the valuation allowance and the minimum state and local taxes resulted in an income tax expense of $693,000 on a loss from continuing operations before taxes of $3.05 million. In 2003 the Company was subject to minimum state and local taxes and taxes on capital. Additionally, as a result of the limited historical results of its UK operations, including Teletrax™ and management’s limited ability to project its UK future results, the Company had recorded a valuation allowance of $964,000 related to the foreign deferred tax asset generated by its UK losses. The benefit for income taxes in 2003 of $200,000 on a loss from continuing operations before taxes of $2.54 million reflects the additional valuation allowance and the minimum state and local taxes (see note 10 of the financial statements).

Including a loss from a joint venture of $247,000 and impairment charges related to two investments and the write off of its interest in a joint venture aggregating $715,000, the Company had a loss from continuing operations of $3.75 million in 2004, as compared to a loss from continuing operations of $2.34 million in 2003, which included a loss from a joint venture of $316,000 and a restructuring charge of $592,000. The loss in 2004 and 2003 included losses of $2.06 million and $2.48 million, respectively, from Teletrax™. The minority shareholder has no future funding obligations and, accordingly, the Company has recorded 100% of the losses from this subsidiary. In 2004 the Company had basic loss per share of $0.62 compared to basic loss per share from continuing operations of $0.39 in 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In December 2004, the Company sold Delahaye for approximately $8 million, resulting in a gain on the sale of $3.05 million, net of taxes and transaction expenses. Additionally, losses from Delahaye’s operations were $274,000 and $304,000 for 2004 and 2003, respectively.

Including gain on the sale of a division and losses on discontinued operations, the Company had a net loss of $972,000 in 2004 as compared to a net loss of $2.69 million in 2003. In 2004 the Company had basic loss per share of $0.16 compared to basic loss per share of $0.45 in 2003.

Fiscal Year 2003 as Compared to Fiscal Year 2002

As previously discussed, in December 2004 the Company sold its research division, Delahaye for approximately $8 million in cash. The following analysis reflects the operations of Delahaye as discontinued operations for all periods presented.

Revenues decreased by $2.72 million, or 7.1%, from $38.10 million in 2002 to $35.38 million in 2003. Revenue from the Company’s Media Communications Services decreased by $2.98 million. Additionally, revenue from Teletrax™, the Company’s 76% owned subsidiary, was $645,000 in 2003, an increase of $261,000, or 68%, as compared to 2002. During 2003, the Company experienced a decrease in demand from clients for its Media Communications Services products as a result of the events leading up to the war in Iraq and the commencement of military action. Events which dominate news broadcasts, such as the war in Iraq, can cause the Company’s clients to delay the use of, or in some cases not use, the Company’s services, due to concern that the impact of their projects would be adversely affected by the focus of the media on such news events. Additionally, during 2003 the Company was negatively affected by the continuing adverse economic conditions, particularly in the public relations sector.

Direct costs decreased by $903,000, or 6.7%, from $13.52 million in 2002 to $12.62 million in 2003. The decrease in direct costs is the result of lower revenues and, to a lesser extent, improved profit margins in 2003 as compared to 2002. Direct costs as a percentage of revenue were 35.7% and 35.5%, respectively, in 2003 and 2002. The increase in the gross profit margin was attributable to a favorable product mix during 2003 and the result of adjustments the Company made over the last several quarters to its direct cost structure, including renegotiating vendor rates and improving the efficiency of its operating processes.

S, G & A expenses decreased by $80,000 or less than 1.0%, from $22.33 million in 2002 to $22.25 million in 2003. The change in S, G & A expenses includes increases in Payroll of approximately $147,000. The increase in Payroll is the result of termination costs during 2003 ($430,000) and the increase of Payroll related to Teletrax™ ($661,000), net of savings of $944,000 from the Company’s remaining operations. Additionally, Teletrax™ had increases in other S, G & A expenses of approximately $551,000 in 2003 as compared to 2002. Not including the increases in S, G & A expenses relating to Teletrax™, the Company otherwise reduced its S, G & A by approximately $778,000 in 2003 as compared to 2002, including, but not limited to, savings in advertising and marketing, travel and entertainment, rent and office costs.

In September 2003 the Company entered into an agreement to sublease excess office space in its Norwalk, CT location. The sublease resulted in a $592,000 restructuring charge to operations in the 3rd quarter of 2003. The transaction reduces S, G & A expenses by approximately $120,000 per annum through February 2008.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

Depreciation and amortization expense decreased by $288,000, or 13.4%, from $2.15 million in 2002 to $1.86 million in 2003. In 2002 a customer list, acquired in conjunction with the acquisition of The Corporate TV Group, Inc., was fully amortized. As a result, there was a decrease in amortization of $367,000. Additionally, depreciation and amortization increased approximately $79,000 due to current year fixed asset additions, substantially related to the roll out of Teletrax™.

As a result of the foregoing, the Company experienced an operating loss from continuing operations of $2.26 million in 2003 as compared to an operating loss of $1.55 million in 2002. The operating loss in 2003 includes a $592,000 restructuring charge related to the sublease of excess office space and termination costs of approximately $430,000. The operating loss in 2002 included advisory charges of $1.30 million. Additionally, operating losses of $2.49 million and $875,000 in 2003 and 2002, respectively, from the Company’s 76% owned subsidiary, Teletrax™ are included in operating losses. The minority shareholder of Teletrax™ has no future funding obligations and, accordingly, the Company has recorded 100% of the loss from this subsidiary.

Interest expense increased by $19,000 from $290,000 in 2002 to $309,000 in 2003. The increase was due to increases in interest rates during 2003 on the Company’s line of credit facility, net of a decrease in interest expense due to lower balances on the credit line, and interest on the Company’s capitalized lease obligations in 2003.

Income tax benefit was calculated using Medialink's effective tax rates of 41% in both 2003 and 2002. In 2003 and 2002 the Company was also subject to minimum state and local taxes and taxes on capital. Additionally, as a result of the limited historical results of its UK operations, including Teletrax™ and management’s limited ability to project its UK future results, the Company has recorded a valuation allowance of $964,000 related to the foreign deferred tax asset generated by its UK losses. Recording the additional valuation allowance and the minimum state and local taxes reduces the effective tax rates to less than 7.9% and 2.6% in 2003 and 2002, respectively.

Including a loss from a joint venture of $316,000 and restructuring charge of $592,000, the Company had a loss from continuing operations of $2.34 million in 2003, as compared to a loss of $1.71 million in 2002, which included a loss from a joint venture of $350,000 and advisory charges of $1.30 million. The loss in 2003 and 2002 included losses of $2.48 million and $886,000, respectively, from Teletrax™. The minority shareholder has no future funding obligations and, accordingly, the Company has recorded 100% of the losses from this subsidiary.

Including losses on discontinued operations, the Company had a net loss of $2.69 million in 2003 as compared to a net loss of $1.87 million in 2002. In 2003 the Company had basic loss per share of $0.45 compared to basic loss per share of $0.32 in 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Below is a table that presents our contractual obligations and commitments at December 31, 2004:

Payments Due by Period (in thousands)

Contractual Obligations	Total	Less than One Year	1-3 years	4-5 years	After 5 years
Convertible Debenture	$5,000			$5,000
Capital lease obligations	$210	$113	$97	--	--
Operating lease obligations	$13,617	$3,103	$7,639	$2,875	--
Total	$18,827	$3,216	$7,736	$7,875	--

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

LIQUIDITY AND CAPITAL RESOURCES

Medialink has financed its operations primarily through cash generated from operations, reliance on its line of credit facility and the issuance of $5 million convertible debentures in November 2004. Additionally, the Company sold its research division, Delahaye, in December 2004 for approximately $8 million, recording a pre-tax gain on sale of $5 million. Cash flow provided by operating activities of continuing operations amounted to $3.71 million and $463,000 in 2004 and 2003, respectively. Capital expenditures which are primarily incurred to support Medialink's sales and operations and the roll-out of the Teletrax™ network were $815,000 in 2004 and $1.40 million in 2003.

The Company had a line of credit facility with a bank expiring in January 31, 2005. Interest under the line was payable monthly at the rate of the 30-Day LIBOR Rate plus 5.5% per annum. On November 8, 2004, the Company amended certain provisions of its loan credit facility. Pursuant to the amending letter, the term of the loan credit facility was extended to December 31, 2005; several financial covenants were amended; and maximum borrowings were reduced to $2 million. In December 2004 the outstanding balance on the line of credit was paid in full and the agreement was terminated.

On November 9, 2004, the Company issued $5 million of redeemable subordinated unsecured convertible debentures (the “Debenture”) to institutional investors. The $5,000,000 Debenture which matures on November 9, 2009, bears interest at a rate equal to the higher of 7% or 6-month LIBOR plus 4.5% per annum for the first three years and an adjusted rate thereafter, as defined in the agreement, and provides the holder with the option to convert the loan to common stock at $4.05 per share. In addition, the Company agreed to issue to the investors warrants to purchase an aggregate of 582,929 shares of the Company's common stock at an exercise price of $3.99 per share. The aggregate purchase price of the Debenture and warrants ($5,000,000) was allocated between the Debenture and the warrants based upon their relative fair market value. The purchase price assigned to the Debenture and the warrants was $3.80 million and $1.20 million, respectively. The $1.20 million difference between the face amount of the Debenture of $5 million and the purchase price assigned to the debentures was recorded as a debt discount and is being amortized over the life of the Debenture. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.51%; an expected life of five years; and an expected volatility of 81.1% with no dividend yield.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In December 2004, the Company sold its research division, Delahaye, for approximately $8 million, of which $7.70 million was collected at closing and the balance expected in the second quarter of 2005. Delahaye’s operations are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements, and the operating results of Delahaye through December 31, 2004, the date of sale, are reflected separately from the results of continuing operations. The gain on the sale of Delahaye is approximately $3.05 million net of taxes and includes transaction expenses of approximately $460,000, including broker and legal fees.

As of December 31, 2004 Medialink had $11.67 million in cash and cash equivalents as compared to $3.71 million as at December 31, 2003. As at December 31, 2004 and 2003, long-term debt, including current portion, was $4.04 million, net of unamortized discount of $1.17 million and $269,000, respectively.

The Company believes, based upon its 2005 financial forecast, that it has sufficient capital resources to fund its net cash needs for at least the next twelve months.

RISK FACTORS

Major News Events
Events which dominate news broadcasts, such as the events of September 11th or the involvement by the United States in a war, may cause the Company’s clients to delay or not use the Company’s services for a particular project as such clients may determine that their messages may not receive adequate attention in light of the coverage of other news events. Such circumstances could have a material adverse effect on the Company’s business, operating results and financial condition.

Susceptibility to General Economic Conditions
The Company’s revenues are affected by its clients’ marketing communications spending and advertising budgets. The Company’s revenues and results of operations may be subject to fluctuations based upon general economic conditions in the geographic locations where it offers its services or distributes its material. If there were to be continued economic downturn or a continued recession in these geographic locations, then the Company expects that business enterprises, including its clients and potential clients, could substantially and immediately reduce their marketing and communications budgets. In the event of such an economic climate, there would be a material adverse effect on the Company’s business, operating results and financial condition.

Receptiveness of the Media to Our Services; Changes in Our Marketplace
The Company is the leading provider of creative and distribution services to corporations and other organizations seeking to communicate with the public through the news media. If the marketplace for our services should change or if the news media, as a result of recent events or a perceived reduction in the value of our services or otherwise, should not be as receptive to our services or shall decide to reduce or eliminate its use of the news that the Company distributes, there would be a material adverse effect on the Company’s business, operating results and financial condition.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Competition
The markets for the Company’s services are highly competitive. The principal competitive factors affecting the Company are effectiveness, reliability, price, technological sophistication and timeliness. Numerous specialty companies compete with the Company in each of its service lines although no single company competes across all service lines. Some of the Company’s competitors or potential competitors have longer operating histories, longer client relationships and significantly greater financial, management, technological, sales, marketing and other resources than the Company. In addition, clients could perform internally all or certain of the services provided by the Company rather than outsourcing such services. The Company could face competition from companies in related communications markets which could offer services that are similar or superior to those offered by the Company. In addition, national and regional telecommunications providers could enter the market with materially lower electronic delivery costs, and radio and television networks could also begin transmitting business communications separate from their news programming. The Company’s ability to maintain and attract clients depends to a significant degree on the quality of services provided and its reputation among its clients and potential clients as compared to that of its competitors. There can be no assurance that the Company will not face increased competition in the future or that such competition will not have a material adverse effect on the Company’s business, operating results and financial condition.

New Services
The Company must develop new services to remain competitive, maintain or grow market share and to operate in new markets. There can be no assurance that the Company will be successful in developing new services, or that those new services will meet customer needs. As a result of the expenses incurred in developing new services and the potential inability of the Company to market these services successfully, the Company’s operating results may be negatively affected.

Provisions of Our Charter Documents May Have Anti-takeover Effects that Could Prevent a Change in Control Even if the Change in Control Would be Beneficial to our Stockholders
Provisions of our amended and restated certificate of incorporation, by-laws and Delaware law could make it more difficult for a third party to acquire the Company, even if doing so would be beneficial to our shareholders.

Capital Requirements
One or more of our businesses could require, or benefit from, additional investment beyond our current capability. Such additional funding could be raised by the Company, or one or more of its business units separately, and could have the effect of diluting shareholders’ interests.

Other Risk Factors
Other risk factors include our recent history of losses, our ability to achieve or maintain profitability, effectiveness of our cost reduction programs, our ability to develop new services and market acceptance of such services, such as Teletrax™, our ability to develop new products and services that keep pace with technology, our ability to develop and maintain successful relationships with critical vendors, the potential negative effects of our international operations on the Company. In addition, future acquisitions or divestitures and the absence of long term contracts with customers and vendors may adversely effect our operations and have an adverse effect on pricing, revenues, gross margins and our customer base.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CRITICAL ACCOUNTING POLICIES
We have identified the policies below as significant to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2004.

Revenue Recognition
Revenue earned from the distribution and monitoring of video news releases and the distribution of printed news releases is recognized in the period that the release is distributed. Fees earned for webcasts, satellite media tours and other live events and the production of video news releases and still photographs are recognized in the period that the services are performed. Fees earned from Teletrax™ are recognized ratably over the period of service. Fees earned from research services are recognized using the percentage of completion method. Invoices to clients are generated in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled receivables are invoiced based upon the achievement of specific events as defined by each agreement including deliverables, timetables and incurrence of certain costs. Unbilled receivables are classified as a current asset. Advanced billings to clients in excess of revenue earned are recorded as deferred revenues and are classified as a current liability.

Allowance for Doubtful Accounts
The allowance for doubtful accounts is based on management's assessment of the collectibility of specific customer accounts and includes consideration of the credit worthiness and financial condition of those specific customers. The Company records an allowance to reduce the specific receivables to the amount that is reasonably believed to be collectible. The Company also records an allowance for all other accounts receivable balances based on multiple factors including historical experience with bad debts, customer concentrations, the general economic environment, and the aging of such receivables. For the year ended December 31, 2004 revenue from no single client amounted to greater than 10% of the Company’s consolidated revenues; however, for the year ended December 31, 2003, 14% of the Company’s consolidated revenues were from one client. If there were a deterioration of this major customer's financial condition, if the Company becomes aware of additional information related to the credit worthiness of this major customer, or if future actual default rates on trade receivables, in general, differ from those currently anticipated, the Company may have to adjust its allowance for doubtful accounts, which would affect earnings in the period the adjustments are made.

Valuation of Long-Lived Assets Including Goodwill and Intangible Assets
In accordance with SFAS 144, the Company reviews property and equipment and certain identifiable intangible assets for impairment when events or changes in circumstances indicate the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate. If an asset is considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the asset exceeds their fair market value. Although the Company has recognized no impairment adjustments related to its property and equipment or identifiable intangibles during the past three fiscal years, deterioration in the Company's business or revenue from one of its service offerings in the future could lead to such impairment adjustments in future periods in which such business issues are identified.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We review the carrying value of our goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” by comparing the carrying value of our reporting units to their fair values. In accordance with paragraph 30 of SFAS 142, Medialink has aggregated certain components to arrive at one of its reporting units because they are similar in (a) the nature of the products and services provided; (b) the similar nature of the processes required to provide these services; (c) the similar nature of their customers and (d) their similar economic characteristics, being the purchase of third party services, salary costs and selling, general and administrative costs. Furthermore it is Medialink’s strategy to leverage the services provided by each component across the other components. We are required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, we utilize a discounted future cash flow approach using various assumptions, including projections of revenues, based on assumed long term growth rates, estimated costs, and appropriate discount rates. Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine long range planning process. Based on the Company’s estimates as of September 30, 2004 there was no impairment of goodwill; however, changes in various circumstances including changes in the Company’s forecasts or changes in the Company’s internal business structure could cause one or more of the Company’s reporting units to be valued differently, thereby causing an impairment of goodwill. We had approximately $13.01 million of goodwill as of December 31, 2004. Given the significance of our goodwill, an adverse change to the fair value could result in an impairment charge, which could be material to our consolidated earnings.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EFFECTS OF NEWLY-ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period commencing after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in its third quarter of fiscal 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material adverse impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.

INFLATION

Inflation has not had, nor does the Company anticipate it having, a significant impact on the Company’s current and future operations.

FOREIGN CURRENCY

The conversion of various European currencies to the Euro has not had, nor does the Company anticipate it having, a significant impact on the Company’s current and future operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Debt
The Company has a convertible debenture which exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At December 31, 2004, $3.83 million, net of unamortized discount of $1.17 million, was outstanding on debentures. The interest rate on the facility is based upon the higher of 7% or 6-month LIBOR rate plus a margin, as defined. All other Company debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rate.

Foreign Currency Exchange Rate Risk
In the normal course of business, through its UK operations, the Company is exposed to the effect of foreign exchange rate fluctuations on the United States dollar value of its foreign subsidiaries’ results of operations and financial condition. At December 31, 2004, the Company’s primary foreign currency market exposure was the British pound.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following audited consolidated financial statements and related report are set forth in this Annual Report on Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2004, December 31, 2003 and December 31, 2002	F-3

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2004, December 31, 2003 and December 31, 2002	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, December 31, 2003 and December 31, 2002	F-5

Notes to Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

The Board of Directors
Medialink Worldwide Incorporated:

We have audited the accompanying consolidated balance sheets of Medialink Worldwide Incorporated and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medialink Worldwide Incorporated and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP

New York, New York
March 15, 2005

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2004 and 2003

	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$11,674,828	$3,705,666
Accounts receivable, net of allowance for doubtful accounts of $592,781 and $446,055	6,144,658	5,527,918
Prepaid expenses	625,457	451,746
Prepaid and refundable taxes	565,004	690,657
Deferred tax assets	--	199,000
Other current assets	1,882,990	1,496,660
Current assets of discontinued operations	--	2,408,316
Total current assets	20,892,937	14,479,963

Property and equipment, net	4,068,987	4,943,633

Goodwill, net of accumulated amortization of $2,338,473	13,006,137	13,006,137
Customer list and other intangibles, net of accumulated amortization of $4,440,485 in 2003	--	59,515
Investment in joint venture	--	365,483
Deferred tax assets	--	1,805,000
Other assets	804,480	660,917
Non-current assets of discontinued operations	--	1,865,237
Total assets	$38,772,541	$37,185,885

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of obligations under capital lease	$113,332	$96,248
Borrowings on credit facilities	--	5,500,000
Accounts payable	2,497,813	1,564,263
Accrued expenses and other current liabilities	6,357,928	3,585,181
Taxes payable	340,000	--
Current liabilities of discontinued operations	--	966,078
Total current liabilities	9,309,073	11,711,770

Convertible debentures, net of unamortized discount of $1,167,000	3,833,000	--
Capital lease obligation, net of current portion	97,428	173,000
Other long term liabilities	453,777	503,336
Total liabilities	13,693,278	12,388,106

Stockholders' Equity:

Common stock; $.01 par value. Authorized 15,000,000 shares; issued
6,055,430 shares in 2004 and 6,040,173 shares in 2003	60,554	60,401
Additional paid-in capital	26,291,385	25,047,284
(Accumulated deficit) retained earnings	(733,235)	238,477
Accumulated other comprehensive loss	(196,077)	(348,449)
	25,422,627	24,997,713
Less common stock in treasury (at cost, 101,121shares and 57,124 shares)	(343,364)	(199,934)

Total stockholders' equity	25,079,263	24,797,779
Total liabilities and stockholders' equity	$38,772,541	$37,185,885

See accompanying notes to consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Revenues	$36,862,748	$35,383,442	$38,103,290
Direct costs	14,682,722	12,618,563	13,521,762
Gross Profit	22,180,026	22,764,879	24,581,528

Operating expenses:
Selling, general and administrative expenses	22,063,976	22,254,673	22,334,699
Depreciation and amortization	1,822,364	1,858,255	2,146,123
Loss from joint venture	247,305	316,121	350,000
Impairment of investments and write off of investment in joint venture	714,897
Restructuring charges	--	592,000	--
Advisory charges	--	--	1,300,000
Total Operating Expenses	24,848,542	25,021,049	26,130,822
Operating loss	(2,668,516)	(2,256,170)	(1,549,294)
Interest expense	(415,091)	(308,945)	(289,616)
Interest income	30,371	27,197	81,110
Loss from continuing operations before taxes	(3,053,236)	(2,537,918)	(1,757,800)
Income tax expense (benefit)	693,000	(200,000)	(45,980)
Loss from continuing operations	(3,746,236)	(2,337,918)	(1,711,820)
Discontinued operations:
Loss from discontinued operations	(274,146)	(304,359)	(256,890)
Gain on sale of division	4,914,670	--	--
Income (loss) on discontinued operations before income taxes	4,640,524	(304,359)	(256,890)
Income tax expense (benefit)	1,866,000	50,000	(100,000)
Income (loss) on discontinued operations	2,774,524	(354,359)	(156,890)
Net loss	$(971,712)	$(2,692,277)	$(1,868,710)

Basic and diluted loss per share from continuing operations	$(0.62)	$(0.39)	$(0.29)
Basic and diluted loss per share from discontinued operations	$0.46	$(0.06)	$(0.03)
Basic and diluted net loss per share	$(0.16)	$(0.45)	$(0.32)

Shares used in per share calculations:
Basic and diluted	5,997,000	5,955,779	5,909,312

See accompanying notes to consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2004, 2003 and 2002

					Accumulated
					Other
					Comprehensive
					Loss - Foreign
	Common stock		Additional		Currency	Common	Total
	Number of		Paid-In	Retained	Translation	Stock in	Stockholders'
	Shares	Par Value	Capital	Earnings	Adjustment	Treasury	Equity

Balance at January 1, 2002	5,820,714	58,207	24,409,660	4,799,464	(221,249)	--	29,046,082
Comprehensive income:
Net loss	--	--	--	(1,868,710)	--	--	(1,868,710)
Foreign currency translation adjustment	--	--	--	--	(134,055)	--	(134,055)
Total comprehensive loss							(2,002,765)
Stock options exercised	700	7	1,958	--	--	--	1,965
Issuances of common stock in connection with acquisitions of businesses	125,622	1,256	357,144	--	--	--	358,400
Treasury Stock Transaction	--	--	--	--	--	(199,934)	(199,934)
Balance at December 31, 2002	5,947,036	59,470	24,768,762	2,930,754	(355,304)	(199,934)	27,203,748
Comprehensive income:
Net loss	--	--	--	(2,692,277)	--	--	(2,692,277)
Foreign currency translation adjustment	--	--	--	--	6,855	--	6,855
Total comprehensive loss							(2,685,422)
Stock options exercised	1,600	16	4,160	-	--	--	4,176
Issuances of common stock in connection with acquisitions of businesses	91,537	915	274,362	--	--	--	275,277
Balance at December 31, 2003	6,040,173	$60,401	$25,047,284	$238,477	$(348,449)	$(199,934)	$24,797,779
Comprehensive income:
Net loss	--	--	--	(971,712)	--	--	(971,712)
Foreign currency translation adjustment	--	--	--	--	152,372	--	152,372
Total comprehensive loss							(819,340)
Stock options exercised	15,257	153	44,101	--	--	--	44,254
Issuance of warrants in connection with convertible debentures	--	--	1,200,000	-	--	--	1,200,000
Treasury Stock Transaction	--	--	--	--	--	(143,430)	(143,430)
Balance at December 31, 2004	6,055,430	$60,554	$26,291,385	$(733,235)	$(196,077)	$(343,364)	$25,079,263

See accompanying notes to consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(971,712)	$(2,692,277)	$(1,868,710)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Depreciation and amortization	1,822,364	1,858,262	2,146,123
Amortization of discount on convertible debentures	33,333	--	--
Allowance for doubtful accounts	146,726	(64,145)	232,650
Impairment of investments and write off of investment in joint venture	714,897	--	--
Deferred income taxes	2,004,000	(150,000)	245,000
Equity loss from joint venture	247,305	316,121	350,000
Restructuring charge	--	592,000	--
Gain on sale of division and loss from discontinued operations, net of taxes	(2,774,524)	354,359	156,890
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(611,094)	(101,623)	1,423,106
Other assets	(316,616)	7,950	(398,553)
Prepaid expenses and other current assets	(703,471)	(182,843)	86,464
Prepaid and refundable income taxes and taxes payable	465,653	1,579,147	(526,145)
Accounts payable and accrued expenses	3,706,297	(967,958)	2,072,661
Other liabilities	(49,559)	(85,664)	--
Net cash provided by operating activities	3,713,599	463,329	3,919,486

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid on acquisitions	--	(341,231)	(850,000)
Capital contribution in joint venture	(254,719)	--	(250,000)
Proceeds from sale of division	7,700,000	--	--
Purchases of property and equipment	(814,632)	(1,400,462)	(1,000,225)
Net cash provided by (used in) investing activities	6,630,649	(1,741,693)	(2,100,225)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on line of credit	-	267,389	267,984
Payments on line of credit	(5,500,000)	(1,304,054)	--
Proceeds from the issuance of convertible debentures and common stock warrants, net of transaction costs	4,757,482	--	--

Proceeds from the issuance of common stock in connection with the exercise of stock options	44,254	4,176	1,965
Repayments obligations under capital lease	(58,821)	(45,291)	(55,067)
Net cash (used in) provided by financing activities	(757,085)	(1,077,780)	214,882
Net cash used in discontinued operations	(1,618,001)	(327,840)	(324,568)
Net increase (decrease) in cash and cash equivalents	7,969,162	(2,683,984)	1,709,575
Cash and cash equivalents at the beginning of year	3,705,666	6,389,650	4,680,075
Cash and cash equivalents at end of year	$11,674,828	$3,705,666	$6,389,650

See accompanying notes to consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies

Description of Business and Basis of Presentation
Medialink Worldwide Incorporated (the “Company”) is a provider of worldwide video and audio production and distribution services for businesses and other organizations that seek to communicate and evaluate their news through television, radio, print, the Internet and other media. Additionally, through its subsidiaries, Teletrax, Ltd. and TTX (US) LLC, the Company has deployed a global video tracking, and monitoring system. The Company, a Delaware corporation formed on September 24, 1986, is headquartered in New York with offices in the United States and the United Kingdom.

As further discussed in note 3, Medialink sold its research division, Delahaye, a provider of public relations research services for businesses and other organizations that seek to communicate and evaluate their news through television, radio, the Internet and other media. Delahaye’s operations are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements, and the operating results of Delahaye through December 31, 2004, the date of sale, are reflected separately from the results of continuing operations.

The consolidated financial statements include the accounts of Medialink Worldwide Incorporated, its wholly owned subsidiaries and its 76% owned subsidiaries, Teletrax, Ltd. and TTX (US) LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition
Revenue earned from the distribution and monitoring of video news releases and the distribution of printed news releases is recognized in the period that the release is distributed. Fees earned for webcasts, satellite media tours and other live events and the production of video news releases and still photographs are recognized in the period that the services are performed. Fees earned from Teletrax™ are recognized ratably over the period of service. Fees earned from research services are recognized using the percentage of completion method. Invoices to clients are generated in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled receivables are invoiced based upon the achievement of specific events as defined by each agreement including deliverables, timetables and incurrence of certain costs. Unbilled receivables are classified as a current asset. Advanced billings to clients in excess of revenue earned are recorded as deferred revenues and are classified as a current liability.

Use of Estimates
The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, intangibles and goodwill; and valuation allowances for receivables and deferred income tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less, to be cash equivalents.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property and Equipment
Property and equipment, recorded at cost, is depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. The following estimated useful lives are used for financial statement purposes:

Office equipment and software	3 to 5 years
Furniture and fixtures	4 to 10 years
Leasehold improvements	3 to 10 years

Goodwill and Other Intangible Assets
Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Other intangible assets, including customer lists and covenants not to compete, are being amortized on a straight-line basis over the term of the agreement or the estimated future period of benefit, which ranges from 3 to 7½ years.

Impairment of Long-lived Assets
In accordance with Statement 144, long-lived assets, such as property, plant, and equipment, and identifiable intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. In accordance with paragraph 30 of SFAS 142, Medialink has aggregated certain components that are similar in (a) the nature of the products and services (b) the similar nature of the processes required to provide these services; (c) the similar nature of their customers and (d) their similar economic characteristics, being the purchase of third party services, salary costs and selling, general and administrative costs. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Major Customers
Revenues from Altria Group, Inc., which includes its wholly-owned subsidiaries, Philip Morris USA Inc., Philip Morris International Inc., its majority-owned subsidiary, Kraft Foods Inc. and Miller Brewing through July 2002, amounted to approximately 14% of consolidated revenues in each of years 2003 and 2002. Revenue from no single client amounted to greater than 10% of consolidated revenues in 2004.

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

Foreign Currency Translation
The financial position and results of operations of the Company’s UK subsidiaries are measured using local currency as the functional currency. Assets and liabilities of the entities have been translated at exchange rates on the balance sheet date, and related revenue and expenses have been translated at average monthly exchange rates. The aggregate effect of translation adjustments is reflected as a separate component of shareholders’ equity in accumulated other comprehensive loss until there is a sale or liquidation of the underlying foreign investment.

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

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Earnings per Share
Basic loss per share (“EPS”) is computed by dividing net loss attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities to common stock. For the year ended December 31, 2004, 2003 and 2002 the Company had common stock equivalents of 99,715, 50,083 and 64,349, respectively, related to stock options that were not included in the computation of EPS because they were antidilutive.

Stock-Based Compensation
The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	For the year ended December 31,
	2004	2003	2002

Net loss - as reported	$(971,712)	$(2,692,277)	$(1,868,710)
Deduct: total stock-based employee compensation expense
determined under the fair value method, net of related tax effects	(165,000)	(259,000)	(110,000)
Net loss - pro forma	$(1,136,712)	$(2,951,277)	$(1,978,710)

Basic and diluted EPS - as reported	$(.16)	$(.45)	$(.32)
Basic and diluted EPS - pro forma	$(.19)	$(.50)	$(.33)

The fair value of each grant is estimated using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0% for all grants, expected volatility of 60% for 2004, 5% for 2003 and 10% for 2002, risk free interest rates of 3.42% for 2004, 4.25% for 2003 and 4.25% for 2002 grants and expected lives of 5 years for all grants.

The Company will adopt the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment, in 2005 regarding stock compensation as discussed below.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recently Issued Accounting Standards
In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period commencing after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in its third quarter of fiscal 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material adverse impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.

Reclassification
Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the 2004 presentation, primarily to reflect the presentation of Delahaye as a discontinued operation in 2003 and 2002.

2. Property and Equipment

Property and equipment, at cost, consists of:

	December 31,
	2004	2003

Office equipment and software	$7,251,909	$6,381,772
Furniture and fixtures	1,389,841	1,353,741
Leasehold improvements	3,461,522	3,401,984
	12,103,272	11,137,497

Less accumulated depreciation and amortization	(8,034,285)	(6,193,864)
Property and equipment, net	$4,068,987	$4,943,633

Depreciation and amortization expense was $1,689,255 and $1,574,263 the years ended December 31, 2004 and 2003, respectively.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Business Transactions

(a)   Sale of Division

In December 2004, the Company sold its research division, Delahaye, for approximately $8 million, of which $7.70 million was collected at closing and the balance expected in the second quarter of 2005. Additionally, the proceeds are to be adjusted for the amount by which working capital on the date of the sale exceeds certain thresholds. Any additional balances due are expected to be collected in the second quarter of 2005. As part of the transaction, Medialink divested substantially all of the net assets of Delahaye, which had an estimated carrying value of $2.90 million, including $228,000 of goodwill and $1.40 million in net trade receivables, for the US and UK divisions combined. Any assigned and uncollected receivables as of June 29, 2005 will be transferred and assigned to Medialink for subsequent collection. Delahaye’s operations are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements, and the operating results of Delahaye through December 31, 2004, the date of sale, are reflected separately from the results of continuing operations. The gain on the sale of Delahaye is approximately $3.05 million net of taxes and includes transaction expenses of approximately $460,000, which include broker fees and legal fees. Summarized operating results and gain on sale for the years ended December 31, 2004, 2003 and 2002 are as follows:

	For the Year Ended December 31,
	2004	2003	2002
	(in thousands)
Total Revenue	$9,022	$8,670	$9,261

Loss from operations before income taxes	$(274)	$(304)	$(257)
Gain on sale of discontinued operations	4,915	--	--
Income (loss) from discontinued operations before income taxes	4,641	(304)	(257)
Income tax expense (benefit)	1,866	50	(100)
Income (loss) on discontinued operations	$2,775	$(354)	$(157)

(b)   Acquisitions, Goodwill and Other Intangibles

Through 1999, the Company made various acquisitions that have been accounted for under the purchase method of accounting. As of December 31, 2004 the aggregate purchase price, including acquisition costs and amounts paid as a result of earn-out agreements, exceeded the estimated fair value of the total tangible net assets acquired by $19.34 million for all of the acquisitions. Of this amount $4 million has been allocated to customer lists and has been fully amortized as of December 31, 2004 and $15.34 million has been allocated to goodwill.

At December 31, 2004 there were no potential additional earn-out provisions outstanding on any of the Company’s acquisitions.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets consist of the following:

		December 31, 2003
		(in thousands)
	Gross
	Amortization	Carrying	Accumulated
	Period	Amount	Amortization	Net
Non-competes	4-7.5 years	$500	$(440)	$60

Aggregate amortization expense for the years ended December 31, 2004, 2003 and 2002 was $60,000, $79,997 and 490,196, respectively.

(c)   Joint Venture

On August 1, 1999 the Company entered into a joint venture with Business Wire to form Business Wire/Medialink, LLC (“Newstream”), for the purpose of connecting its clients to multimedia Internet news sites as Newstream.com. The Company, which had a 50% interest in the joint venture, accounted for its interest in Newstream under the equity method, as it does not have a controlling interest in the entity. During 2004 and 2002 each member made an additional capital contribution of $255,719 and $250,000, respectively.

In December 2004 Newstream was dissolved. As a result of the dissolution, the Company recorded a non-cash charge of $373,000 to write off the remaining balance in its investment in Newstream. In accordance with the dissolution agreement, the Company is permitted and intends to provide Newstream services to its client base under the Newstream name, for the next twelve months. Subsequently, Medialink anticipates providing these services under a different service name.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is selected unaudited financial data of Newstream at December 31:

	2004	2003	2002

Balance Sheet Data:
Total current assets	$1,767,000	$1,147,000	$1,310,000
Total assets	1,934,000	1,764,000	2,350,000
Total current liabilities	1,770,000	1,616,000	1,587,000
Total liabilities and members equity	1,934,000	1,764,000	2,350,000

Operating Data:
Revenues	$1,012,000	$1,186,000	$1,164,000
Operating loss	(495,000)	(615,000)	(665,000)
Net loss	(495,000)	(614,000)	(663,000)

Approximately $622,000, $541,000 and $501,000 of total revenue of Newstream was generated by the Company in 2004, 2003 and 2002, respectively.

The Company also allocated certain expenses to the joint venture for personnel and other direct, general and administrative costs incurred on its behalf. Total assessments amounted to $561,000, $781,000 and $683,000 in 2004, 2003 and 2002, respectively. The balance outstanding at December 31, 2004, 2003 and 2002 relating to these assessments amounted to $522,000, $678,000 and $663,000, respectively and are included in prepaid expenses and other current assets. The balance due from joint venture at December 31, 2004 was subsequently received in January 2005.

4.   Line of Credit - Bank

The Company had a line of credit facility with a bank expiring in January 31, 2005. Interest under the line was payable monthly at the rate of the 30-Day LIBOR Rate plus 5.5% per annum.

At December 31, 2003 the Company was not in compliance with one of the financial covenants which was waived by the lender through the issuance of a forbearance.

The Company paid a line of credit fee of $30,000 covering the period from April 15, 2004 through January 31, 2005.

On November 8, 2004, the Company amended certain provisions of its loan credit facility. Pursuant to the amending letter, the term of the loan credit facility was extended to December 31, 2005; several financial covenants were amended; and maximum borrowings were reduced to $2 million.

In December 2004 the outstanding balance on the line of credit was paid in full and the agreement was terminated.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Long-term Debt and Capital Lease Obligations:

As of December 31, long-term debt consisted of:

	2004	2003

Convertible Debentures	$5,000,000	$--
Less: unamortized debt discount	(1,167,000)	--
Net Convertible Debentures	$3,833,000	$--

On November 9, 2004, the Company issued $5 million of redeemable subordinated unsecured convertible debentures (the “Debenture”) to institutional investors. The $5,000,000 Debenture which matures on November 9, 2009, bears interest at a rate equal to the higher of 7% or 6-month LIBOR (2.63% at December 31, 2004) plus 4.5% per annum for the first three years and an adjusted rate thereafter, as defined in the agreement, and provides the holder with the option to convert the loan to common stock at $4.05 per share. In addition, the Company agreed to issue to the investors warrants to purchase an aggregate of 582,929 shares of the Company's common stock at an exercise price of $3.99 per share. The aggregate purchase price of the Debenture and warrants ($5,000,000) was allocated between the Debenture and the warrants based upon their relative fair market value. The purchase price assigned to the Debenture and the warrants was $3.80 million and $1.20 million, respectively. The difference between the face amount of the Debenture of $5.00 million and the aggregate purchase price of the Debenture of $1.20 million was recorded as a debt discount and is being amortized over the life of the Debenture. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.51%; an expected life of five years; and an expected volatility of 81.1% with no dividend yield.

The Company may elect to redeem the outstanding debentures at 115% of the principal amount after the first year, 110% after the second year and 100% after the third year. In addition, after the 1st anniversary of the date of issuance, subject to certain requirements, as defined, the Company can force the holder to convert the Debenture if Medialink’s market price per common share exceeds $7.09. As of December 31, 2004, $5.00 million was outstanding under the Debenture which has been classified long-term debt. The obligation has been reported net of $1,167,000 related to unamortized debt discount on warrants.

Additionally, the Company is obligated under a capitalized lease covering certain equipment. The capitalized lease is payable in quarterly installments of $29,666, which includes principal and interest at the rate of 10.8% per annum through August 2006.

As of December 31, obligations under capital leases consisted of:

	2004	2003

Capitalized lease	$210,760	$269,248
Less: current portion	(113,332)	(96,248)
Long-term debt, net of current portion	$97,428	$173,000

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2004 and 2003, the gross amount of the equipment and related accumulated depreciation recorded under the capital lease was as follows:

	2004	2003

Equipment	$307,184	$324,443
Less accumulated depreciation	(182,542)	(64,337)
	$124,642	$260,106

Depreciation of equipment held under the capital lease is included in depreciation and amortization expense.

6. Stockholders’ Equity:

In November 2004 the Company received 43,997 shares of Medialink common stock as payment of balances due from a former officer of the Company totaling $143,430 arising from the termination of his employment. The shares valued at $3.26 per share on the date of the agreement have been recorded as treasury stock at December 31, 2004.

As further discussed in note 5, on November 9, 2004 the Company issued $5 million of redeemable subordinated unsecured convertible debentures to institutional investors. In connection with this transaction, the Company agreed to issue to the investors warrants to purchase an aggregate of 582,929 shares of the Company’s common stock at an exercise price of $3.99 per share. The fair value of the warrants, $1.2 million, was calculated using the Black-Scholes Model.

In 2003 and 2002 the Company issued 91,537 shares and 125,622 shares, respectively, of common stock as consideration for acquisitions. The fair value of the common stock was determined based on the average trading price, over various periods, of the Company’s common stock at the times of the respective acquisitions.

In July 2002 the Company received 57,124 shares of Medialink common stock as payment for loan balances due from a former officer of the Company totaling $199,934. The shares, valued at $3.50 per share on the date of the agreement, have been recorded as treasury stock at December 31, 2004 and 2003.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Employee Compensation Plans

The Company provides an incentive and nonqualified stock option plan (the “Stock Option Plan”) for employees and other eligible participants. The option price for all incentive stock options is the fair market value of the Company’s common stock on the date of grant, except for employees owning more than 10% of the outstanding common stock of the Company. The option price for employees owning more than 10% of the outstanding common stock of the Company may be no less than 110% of the fair market value of the shares on the date of the option grant. The stock options vest over a period of four years and have a term of ten years. The number of options to be granted and option prices are determined by the Compensation Committee of the Board of Directors in accordance with the terms of the Stock Option Plan. The Company has reserved 1,670,808 shares of authorized common stock for issuance under this plan. As of December 31, 2004 the Company had 282,572 shares available for grant.

Activity in the Stock Option Plan is as follows:

	Shares Under	Weighted Average
	Option	Exercise Prices

Outstanding at January 1, 2002	993,266	$6.38
Granted	293,100	$2.61
Exercised	(700)	$2.81
Canceled	(150,941)	$6.65
Outstanding at December 31, 2002	1,134,725	$4.65
Exercisable at December 31, 2002 through 2012	702,941	$6.52

Outstanding at January 1, 2003	1,134,725	$4.65
Granted	13,000	$2.79
Exercised	(1,600)	$2.61
Canceled	(107,614)	$4.40
Outstanding at December 31, 2003	1,038,511	$5.47
Exercisable at December 31, 2003 through 2013	791,012	$6.28

Outstanding at January 1, 2004	1,038,511	$5.47
Granted	196,970	$2.70
Exercised	(15,257)	$2.90
Canceled	(135,635)	$6.28
Outstanding at December 31, 2004	1,084,589	$4.90
Exercisable at December 31, 2004 through 2014	809,603	$5.63

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Following table summarizes information about stock options outstanding under the Stock Option Plan at December 31, 2004:

	Outstanding			Exercisable
		Weighted	Weighted
Range of		Average	Average		Weighted
Exercise	Number	Remaining	Exercise	Number	Average
Prices	Outstanding	Life	Price	Exercisable	Exercise Price
$2.61-8.24	906,589	5.59 years	$3.32	631,603	$3.57
$8.25-13.87	110,050	3.85 years	$11.08	110,050	$11.08
$13.88-19.50	67,950	3.51 years	$15.95	67,950	$15.95
Outstanding at December 31, 2004	1,084,589			809,603

The Company provides a stock option plan for its directors (the “Director Plan”) for the granting of options to non-employee members of the Company’s Board of Directors to purchase shares of the Company’s common stock. The Company has reserved 280,000 shares of authorized common stock for the issuance under this plan. The option price under the Director Plan shall not be less than the fair market value of such share of common stock on the date of grant. Under the Director Plan, options issued vest over a three-year period and are exercisable at such times as determined by the Company but no later than 15 years after the date of the grant.

Under the Director Plan, options to purchase 31,000 shares at exercise prices of $3.55 and $3.30, 31,000 shares at $3.30 and $2.97 and 28,000 shares at exercise prices of $2.61 and $3.59 were issued during 2004, 2003 and 2002, respectively. These options expire 10 years from the date of grant; however, upon termination of board membership of any director, the options will expire 12 months after the termination date, but no later than the expiration date. No options were exercised under the Director Plan during 2004, 2003 or 2002. Non-employee directors are also eligible for additional grants of 3,000 shares per year provided they continue to serve the Company in that capacity. Such future grants would become exercisable over a three-year period.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Activity in the Stock Option Plan is as follows:

	Shares Under	Weighted Average
	Option	Exercise Prices

Outstanding at January 1, 2002	132,600	$8.05
Granted	28,000	$2.96
Exercised	--	--
Canceled	--	--
Outstanding at December 31, 2002	160,600	$7.16
Exercisable at December 31, 2002 through 2012	113,334	$8.53

Outstanding at January 1, 2003	160,600	$7.16
Granted	31,000	$3.19
Exercised	--	--
Canceled	--	--
Outstanding at December 31, 2003	191,600	$6.52
Exercisable at December 31, 2003 through 2013	135,925	$7.86

Outstanding at January 1, 2004	191,600	$6.52
Granted	31,000	$3.38
Exercised	--	--
Canceled	--	--
Outstanding at December 31, 2004	222, 600	$6.08
Exercisable at December 31, 2004 through 2014	161,591	$7.15

The following table summarizes information about stock options outstanding under the Director Plan at December 31, 2004:

	Outstanding			Exercisable
		Weighted	Weighted
Range of		Average	Average		Weighted
Exercise	Number	Remaining	Exercise	Number	Average
Prices	Outstanding	Life	Price	Exercisable	Exercise Price
$2.61-8.20	170,600	6.01 years	$4.06	109,591	$4.50
$8.21-13.79	37,000	2.51 years	$11.19	37,000	$11.19
$13.80-19.38	15,000	4.09 years	$16.50	15,000	$16.50
Outstanding at December 31, 2004	222,600			161,591

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Commitments

(a)   Leases

The Company has various non-cancelable operating leases for office space that expire in 2010. Future minimum payments under operating leases consisted of the following at December 31, 2004:

For the year ending December 31,

2005	3,103,000
2006	3,152,000
2007	2,450,000
2008	2,037,000
2009	1,616,000
Thereafter	1,259,000
Total minimum lease payments	$13,617,000

Rent expense under operating leases amounted to approximately $2,344,000, $2,207,000 and $2,325,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Additionally, the Company has various sublease arrangements with sub-lessees.

Additionally, in connection with the sale of Delahaye, the Company entered into agreements with purchaser and landlords assigning the rights of two leases to the new owner of Delahaye. Accordingly, these leases are not included in the lease commitment schedule.

(b)   Employment Agreements

The Company has entered into employment agreements with various executives expiring through December 31, 2005. Future minimum payments, including base salary and minimum bonuses, related to these agreements, are approximately $1,665,000 in 2005.

(c) Advisory Charges

In August 2001 the Company received an unsolicited takeover bid from United Business Media plc to purchase all of its issued and outstanding common shares. In connection with this unsolicited offer the Company retained a financial advisor and other professionals to assist the Company in analyzing and considering the unsolicited offer and the various strategic opportunities available to the Company to maximize shareholder value. The unsolicited offer had been withdrawn. The terms of the amended agreement provided that the Company pay the financial advisor $1,600,000 not including expenses. The agreement expired in August 2002 with no transaction transpiring and, accordingly, the remaining balance due under the agreement was charged to operations during the 2002. For the year ended December 31, 2002, $1,200,000 was charged to operations related to this amended agreement and included in advisory charges.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31:

	2004	2003

Salary and related	$1,784,357	$478,246
Direct costs	1,660,164	1,154,774
Client prepayments	775,000	474,000
Deferred revenue	670,182	199,639
Professional fees	658,578	235,004
Other accrued expenses, each representing less than 5% of total current liabilities	809,647	1,043,518
	$6,357,928	$3,585,181

10. Income Taxes:

The provision (benefit) for income taxes consists of the following components:

	For the Year Ended December 31,
	2004	2003	2002

Current:
Federal	$411,000	$--	$(385,000)
State and local	144,000	--	(5,980)
	555,000	--	(390,980)
Deferred:
Federal	1,483,000	(185,000)	180,000
State and local	521,000	35,000	65,000
	2,004,000	(150,000)	245,000
	$2,559,000	$(150,000)	$(145,980)

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The difference in income tax benefit between the amount computed using the statutory federal income tax rate and the Company’s effective tax rate is due to the following:

	For the Year Ended December 31,
	2004	2003	2002

Income tax expense (benefit) at statutory rate from continuing operations	$(1,038,000)	$(863,000)	$(598,000)
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of Federal income tax benefit (provision)	(150,000)	(68,000)	81,000
Valuation allowance on deferred tax assets	1,839,000	650,000	252,000
Non-deductible expenses and other	42,000	81,000	219,020
	693,000	(200,000)	(45,980)

Income tax expense (benefit) from discontinued operations	1,866,000	50,000	(100,000)
Actual income tax expense (benefit)	$2,559,000	$(150,000)	$(145,980)

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	As of December 31,
	2004	2003

Deferred tax assets:
Allowance for doubtful accounts	$250,000	$199,000
Depreciation and amortization of property and equipment	--	63,000
Amortization of intangibles	17,000	456,000
Accrued loss on sublease	152,000	161,000
Non-deductible interest	14,000	--
Net operating loss carry forwards:
US federal and state	671,000	925,000
Foreign	1,423,000	964,000
Loss on minority interest of subsidiary	270,000	--
Non-deductible write-offs of investments	304,000	--
Capital loss carryforward	--	200,000
Total deferred tax assets	3,101,000	2,968,000

Deferred tax liabilities:
Depreciation and amortization of Property and equipment	(166,000)	--
Gain on sale of division	(132,000)	--
Total deferred tax liabilities	(298,000)	--
Net deferred tax assets before valuation allowance	2,803,000	2,968,000
Less valuation allowance	(2,803,000)	(964,000)
Net deferred tax assets	$--	$2,004,000

During 2004 the Company was able to utilize certain US federal and state net operating and capital loss carryforwards to offset the gain on the sale of its research division. At December 31, 2004 the Company has net operating loss carryforwards for state and local tax purposes of approximately $7.2 million expiring through 2018. Additionally, the Company has foreign loss carryforwards of approximately $3,400,000. The foreign loss carryforwards have no expiration date.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning in making these assessments. In view of the history of operating losses in the UK and the anticipation that such losses will continue in the near term as a result of additional investments in Teletrax, in 2002, 2003 and 2004 the Company established valuation allowances for operating loss carryforwards in the UK. For the year ended December 31, 2004, due to a number of factors, including the fiscal 2004 taxable loss from continuing operations and the additional investments to be made in Teletrax and in other areas of the Company’s operations, the Company lowered its projections of future taxable income, particularly for the next 12 months. As a result of these lower projections of future taxable income, management believes the future utilization of the Company’s deferred tax assets is no longer more-likely-than-not. The Company has made the decision to fully reserve the remaining net deferred tax assets at December 31, 2004. The net change in the total valuation allowance for the years ended December 31, 2004, 2003, and 2002 was an increase of $1.83 million, $712,000, and $252,000, respectively

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Segment Information

The Company has several operating segments that, because of their similar economic characteristics, have been aggregated into one reportable segment pursuant to the requirements of SFAS 131. The following disclosure requirements of SFAS 131 consist only of segment information by geographic location.

A summary of the Company’s operations by major geographic location are as follows for the years ended December 31,

	2004		2003		2002
	US	UK	US	UK	US	UK
Revenues:
External clients	$31,009,733	$5,853,015	$30,924,642	$4,458,800	$31,139,309	$6,963,981
Inter-segment	336,000	144,000	192,000	249,000	365,000	212,000
Total revenues on continuing operations	$31,345,733	$5,997,015	$31,116,642	$4,707,800	$31,504,309	$7,175,981

Total assets of continuing operations	$35,352,404	$3,420,137	$29,311,177	$3,601,155	$33,819,098	$3,441,878

12. Supplemental Cash Flow Information:

Cash paid (received) for interest and income taxes during the years ended December 31, 2004, 2003 and 2002 was as follows:

	2004	2003	2002

Interest	$382,000	$309,000	$290,000

Income Taxes	$90,000	$(1,580,000)	$135,000

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Non-cash investing and financing activities for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002

Common stock issued in connection with acquisitions	$--	$275,000	$358,000
Treasury stock received in connection with satisfaction of a note receivable or other receivable	$143,000	$--	$200,000
Due from purchaser in connection with sale of Delahaye	$605,000	$--	$--
Accrued earn-out provision	$--	$--	$262,000

13. 401(k) Plan:

The Company maintains a qualified 401(k) plan (the “Plan”) covering all eligible employees. Eligible employees may make elective salary reduction contributions to the Plan of up to 15% of their annual compensation, subject to a dollar limit established by law. In addition, the Company may provide, in its discretion, a matching contribution equal to a percentage of the employee's contribution. Participants are fully vested at all times in the amounts they contribute to the Plan. Only participants who have completed a year of service during the Plan year and are actively employed on the last day of such year are vested in the Company's matching contributions for such year. There was no matching contribution made by the Company in 2004, 2003 or 2002.

14. Allowance for Doubtful Accounts:

	2004	2003	2002

Balance at beginning of year	$446,055	$510,200	$277,550
Direct write-offs	(61,734)	(116,702)	(53,442)
Additional charges to costs and expenses	208,460	52,557	286,092
Balance at the end of year	$592,781	$446,055	$510,200

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Quarterly Results of Operations (Unaudited):

	(In thousands of dollars, except per share data)
	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Revenues	$8,488	$9,803	$9,221	$9,351
Gross profit	5,542	5,929	5,319	5,390
Operating (loss) income from continuing operations	(753)	112	(516)	(1,511)
Net loss	(1,018)	10	(457)	495
Basic and diluted (loss) income per share	(0.17)	--	(0.08)	0.08

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

Revenues	$8,679	$9,645	$8,105	$8,954
Gross profit	5,520	6,164	5,241	5,839
Operating (loss) income from continuing operations	(749)	(470)	(1,113)	75
Net loss	(678)	(598)	(1,068)	(347)
Basic and diluted loss per share	(0.11)	(0.10)	(0.18)	(0.06)

16. Restructuring Charges :

In September 2003 the Company entered into an agreement to sublease excess office space in its Norwalk, CT location. The sublease resulted in a $592,000 restructuring charge to operations in the 3rd quarter of 2003 calculated as follows:

Present value of current lease obligation	$1,010,000
Present value of sublet rental income	(491,000)
Costs incurred in connection with agreement	73,000
Net restructuring charge	592,000
Less: utilization in 2003	(36,664)
Balance at December 31, 2003	555,336
Less: utilization in 2004	(192,253)
Balance at December 31, 2004	363,083
Less: current portion	(128,000)
Balance at December 31, 2004, net of current portion	$235,083

Both the existing lease and sublease expire in February 2008.

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

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors of the Company who are standing for reelection is set forth under “Election of Directors” in the Company’s Definitive Proxy Statement to be filed within 120 days after the Company’s fiscal year ended December 31, 2004 (the “Proxy Statement”), which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information regarding the Company’s compensation of its named executive officers is set forth under “Executive Compensation” in the Company’s Definitive Proxy Statement, which information is incorporated herein by reference. Information regarding the Company’s compensation of its directors is set forth under “Directors’ Compensation” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information regarding security ownership of certain beneficial owners and management is set forth under “Common Stock Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is set forth under “Certain Relationships and Related Transactions” in the Company’s Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 regarding the Company’s principal accounting fees and services is incorporated herein by reference from the information provided under the heading “Proposal 3: Ratification of Independent Auditors” of the Company’s Definitive Proxy Statement anticipated to be dated April 28, 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	FINANCIAL STATEMENTS

The following Financial Statements are included:

1.    FINANCIAL STATEMENTS

Page Number

CONSOLIDATED FINANCIAL STATEMENTS OF MEDIALINK
WORLDWIDE INCORPORATED AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2004, December 31, 2003 and December 31, 2002	F-3

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2004, December 31, 2003 and December 31, 2002	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, December 31, 2003 and December 31, 2002	F-5

Notes to Consolidated Financial Statements for the Years Ended December 31, 2004, December 31, 2003 and December 31, 2002	F-6

2.    All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(b) EXHIBITS

Exhibit Number	Description	Footnotes
3.1	Amended and Restated Certificate of Incorporation of Medialink Worldwide Incorporated	(1)
3.2	Amendment 1 to the Amended and Restated By-Laws of the Medialink Worldwide Incorporated
4.1	Preferred Stock Rights Agreement, dated as of August 16, 2001 between Medialink Worldwide Incorporated and Mellon Investor Service, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively	(2)
10.1	Amended and Restated Employment Agreement, dated as of August 28, 2001, by and between Medialink Worldwide Incorporated and Laurence Moskowitz	(3)
10.2	Amended and Restated Employment Agreement, dated as of August 28, 2001, by and between Medialink Worldwide Incorporated and J. Graeme McWhirter	(4)
10.3	Amended and Restated Employment Agreement, dated as of January 1, 2002, by and between Medialink Worldwide Incorporated and Richard Frisch	(5)
10.4	Non-Compete Agreement, dated as of June 16, 1997, by and between Medialink Worldwide Incorporated, Corporate TV Group, Inc. and Richard Frisch	(6)
10.5	Asset Purchase Agreement, dated as of June 16, 1997, by and among Medialink Worldwide Incorporated, Corporate TV Group, Inc. and Richard Frisch	(7)
10.6	Registration Rights Agreement, made as of June 16, 1997, by and between Medialink Worldwide Incorporated and Richard Frisch	(8)
10.7	Medialink Worldwide Incorporated 401(k) Tax Deferred Savings Plan	(9)
10.8	Amended and Restated Stock Option Plan and form of Stock Option Agreement	(10)
10.9	Medialink Worldwide Incorporated 1996 Directors Stock Option Plan and form of 1996 Directors Stock Option Agreement	(11)
10.10	Form of Indemnification Agreement
10.11	Forbearance Agreement
10.12	Asset Purchase Agreement, dated December 31, 2004, by and between Medialink
	Worldwide Incorporated and Bacon’s Information Inc.	(12)
*21.	Subsidiaries of Medialink Worldwide Incorporated
*23.	Consent of KPMG LLP
27.	Financial Data Schedule
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
*32	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
_______________________
* Filed herewith

(1)	Filed as Exhibit 2.5 to Medialink Worldwide Incorporated Form 8-A, filed on January 16, 1997 (Registration No. 000-21989) and incorporated herein by reference.

(2)	Filed as Exhibit 4.1 to Medialink Worldwide Incorporated Report on Form 8-A dated August 16, 2001 and incorporated herein by reference.

(3)	Filed as Exhibit 10.1 to Medialink Worldwide Incorporated Annual Report on Form 10-K dated March 28, 2002 and incorporated herein by reference

(4)	Filed as Exhibit 10.2 to Medialink Worldwide Incorporated Annual Report on Form 10-K dated March 28, 2002 and incorporated herein by reference.

(5)	Filed as Exhibit 10.3 to Medialink Worldwide Incorporated Annual Report on Form 10-K dated March 31, 2003 and incorporated herein by reference.

(6)	Filed as Exhibit 28.2 to Medialink Worldwide Incorporated Current Report on Form 8-K dated July 1, 1997 and incorporated herein by reference.

(7)	Filed as Exhibit 2.1 to Medialink Worldwide Incorporated Current Report on Form 8-K dated July 1, 1997 and incorporated herein by reference.

(8)	Filed as Exhibit 28.4 to Medialink Worldwide Incorporated Current Report on Form 8-K dated July 1, 1997 and incorporated herein by reference.

(9)	Filed as Exhibit 10.33 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(10)	Filed as Exhibit 10.34 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(11)	Filed as Exhibit 10.35 to Medialink Worldwide Incorporated Registration Statement on Form S-1 (No. 333-14119) dated October 15, 1996 and incorporated herein by reference.

(12)	Filed as Exhibit 10.1 to Medialink Worldwide Incorporated Current Report on Form 8-K/A dated January 3, 2005 and incorporated herein by reference.

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
Dated: March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Laurence Moskowitz	March 30, 2005
Laurence Moskowitz, Chairman
of the Board, Chief Executive Officer and President

/s/ Harold Finelt	March 30, 2005
Harold Finelt, Director

/s/ Donald Kimelman	March 30, 2005
Donald Kimelman, Director

/s/ James J. O’Neill	March 30, 2005
James J. O’Neill, Director

/s/ Theodore Wm. Tashlik	March 30, 2005
Theodore Wm. Tashlik, Director

/s/ Paul Sagan	March 30, 2005
Paul Sagan, Director

/s/ J. Graeme McWhirter	March 30, 2005
J. Graeme McWhirter, Director
Executive Vice President, Secretary and Chief Financial Officer

/s/ Alain Schibl	March 30, 2005
Alain Schibl, Director

/s/ Catherine Lugbauer	March 30, 2005
Catherine Lugbauer, Director

/s/ John M. Greening	March 30, 2005
John M. Greening, Director

29