Form 10-Q
period 2005-03-31
MEDIALINK WORLDWIDE INC
filed 2005-05-16
CIK 812890

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on May 13, 2005:

Common Stock - 6,032,082

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Consolidated Balance Sheets as of March 31,
	2005 (unaudited) and December 31, 2004	3

	Unaudited Consolidated Statements of Operations
	for the three months ended March 31, 2005 and 2004	4

	Unaudited Consolidated Statements of Cash Flows
	for the three months ended March 31, 2005 and 2004	5

	Notes to Unaudited Consolidated Financial Statements	6 - 11

ITEM 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12 - 19

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	20

ITEM 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	21

ITEM 2.	Unregistered Sales of Equity Securities and
	Use of Proceeds	21

ITEM 3.	Defaults Upon Senior Securities	21

ITEM 4.	Submission of Matters to a Vote of Security Holders	21

ITEM 5.	Other Information	21

ITEM 6.	Exhibits	21

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 31, 2005 and December 31, 2004

	March 31,	December 31,
	2005	2004
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$9,897,241	$11,674,828
Accounts receivable, net of allowance for doubtful accounts of
$538,255 and $592,781	5,460,916	6,144,658
Prepaid expenses	674,303	625,457
Prepaid and refundable taxes	905,589	565,004
Other current assets	1,153,169	1,882,990
Total current assets	18,091,218	20,892,937

Property and equipment, net	4,000,654	4,068,987

Goodwill, net of accumulated amortization of $2,338,473	13,006,137	13,006,137
Other assets	1,085,265	804,480
Total assets	$36,183,274	$38,772,541

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of obligations under capital lease	$115,000	$113,332
Accounts payable	2,344,718	2,497,813
Accrued expenses and other current liabilities	5,215,165	6,357,928
Taxes payable	—	340,000
Total current liabilities	7,674,883	9,309,073

Convertible debentures, net of unamortized discount of $1,107,000 and $1,167,000	3,893,000	3,833,000
Capital lease obligation, net of current portion	42,857	97,428
Other long-term liabilities	464,739	453,777
Total liabilities	12,075,479	13,693,278

Stockholders' Equity:
Common stock; $.01 par value. Authorized 15,000,000 shares; issued
6,133,203 shares in 2005 and 6,055,430 shares in 2004	61,332	60,554
Additional paid-in capital	26,515,697	26,291,385
Accumulated deficit	(1,862,117)	(733,235)
Accumulated other comprehensive loss	(263,753)	(196,077)
	24,451,159	25,422,627
Less common stock in treasury (at cost, 101,121shares)	(343,364)	(343,364)

Total stockholders' equity	24,107,795	25,079,263
Total liabilities and stockholders' equity	$36,183,274	$38,772,541

See accompanying notes to consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005 and 2004

	2005	2004

Revenues	$8,547,690	$8,487,767

Direct costs	3,485,996	2,946,196

Gross Profit	5,061,694	5,541,571

Operating expenses:
Selling, general and administrative expenses	5,912,073	5,367,723
Depreciation and amortization	439,027	490,372
Loss from joint venture	—	94,688
Impairment of investments	—	342,000
Total Operating Expenses	6,351,100	6,294,783
Operating loss	(1,289,406)	(753,212)
Interest expense, net	(119,697)	(79,664)
Loss from continuing operations before taxes	(1,409,103)	(832,876)
Income tax benefit	(220,000)	(90,000)
Loss from continuing operations	(1,189,103)	(742,876)
Discontinued operations:
Loss from discontinued operations	—	(334,890)
Gain on sale of division	60,222	—
Income (loss) on discontinued operations before income taxes	60,222	(334,890)
Income tax benefit	—	(60,000)
Income (loss) on discontinued operations	60,222	(274,890)
Net loss	$(1,128,881)	$(1,017,766)

Basic and diluted loss per share from continuing operations	$(0.20)	$(0.12)
Basic and diluted income (loss) per share from discontinued operations	$0.01	$(0.05)
Basic and diluted net loss per share	$(0.19)	$(0.17)

Shares used in per share calculations:
Basic and diluted	5,987,487	5,992,890

See accompanying notes to consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,128,881)	$(1,017,766)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Depreciation and amortization	439,027	490,372
Amortization of discount on convertible debentures	60,000	—
Allowance for doubtful accounts	(54,526)	63,761
Impairment of investments	—	342,000
Deferred income taxes	—	(175,000)
Equity loss from joint venture	—	94,688
Gain on sale of division and loss from discontinued operations, net
of taxes	(60,222)	274,890
Changes in assets and liabilities:
Accounts receivable	730,813	124,184
Other assets	(296,085)	(263,444)
Prepaid expenses and other current assets	680,975	(751,453)
Prepaid and refundable income taxes and taxes payable	(680,585)	(48,438)
Accounts payable and accrued expenses	(1,295,858)	331,481
Other liabilities	10,962	(70,432)
Net cash used in operating activities	(1,594,380)	(605,157)

CASH FLOWS FROM INVESTING ACTIVITY -
Purchases of property and equipment	(355,394)	(259,297)
Net cash used in investing activity	(355,394)	(259,297)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on line of credit	—	52,017
Payments on line of credit	—	(552,017)
Proceeds from the issuance of common stock in connection
with the exercise of stock options	225,090	8,962
Repayments of obligations under capital lease	(52,903)	(33,797)
Net cash provided by (used in) financing activities	172,187	(524,835)
Net cash provided by discontinued operations	—	165,253
Net decrease in cash and cash equivalents	(1,777,587)	(1,224,036)
Cash and cash equivalents at the beginning of year	11,674,828	3,708,130
Cash and cash equivalents at end of period	$9,897,241	$2,484,094

See accompanying notes to consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of presentation

The consolidated financial statements included herein have been prepared by Medialink Worldwide Incorporated and Subsidiaries (collectively, the “Company” or “Medialink”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K filing for the year ended December 31, 2004.

The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three months ended March 31, 2005. The results for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the full fiscal year.

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

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation, including reclassifications to reflect the presentation of Delahaye as a discontinued operation in 2004.

(2) Loss per Share

Basic loss per common share is computed using net loss applicable to common stock and the weighted average number of shares outstanding. Diluted loss per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares from assumed conversion of all potentially dilutive securities attributed to outstanding options and warrants to purchase common stock. For the three month period ended March 31, 2005 the Company had common stock equivalents of 271,570 related to stock options and warrants that were not included in the computation of diluted loss per common share on continuing operations nor net loss per common share because they were antidilutive. For the three month period ended March 31, 2004, the Company had common stock equivalents of 151,216 related to stock options that were not included in the computation of diluted loss per common share because they were antidilutive.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(3) Accumulated Other Comprehensive Loss and Comprehensive Loss

The components of comprehensive loss consist of the following:

	For the three months ended March 31,
	2005	2004

Net loss	$(1,128,881)	$(1,017,766)

Other comprehensive loss:
Foreign currency translation
adjustments	(67,676)	103,655

Comprehensive loss	$(1,196,557)	$(914,111)

Accumulated other comprehensive loss at March 31, 2005 and December 31, 2004 consists of foreign currency translation adjustments.

(4) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period commencing after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in its first quarter of fiscal 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have an adverse impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(5) Business Transactions

On April 8, 2002, TTX Limited ("Teletrax™"), a subsidiary of the Company, entered into a Technology License Agreement with Koninklijke Philips Electronics N.V. ("Philips") for the use of Philips' WaterCast technology. Medialink owns 76% of Teletrax™. The minority shareholder of Teletrax™ has no future funding obligations and, accordingly, the Company has recorded 100% of the loss from operations of this subsidiary, which it consolidates.

On August 1, 1999 the Company entered into a joint venture with Business Wire to form Business Wire/Medialink, LLC (“Newstream”), for the purpose of connecting its clients to multimedia Internet news sites as Newstream.com. The Company, which had a 50% interest in the joint venture, accounted for its interest in Newstream under the equity method, as it did not have a controlling interest in the entity. In December 2004 Newstream was dissolved. As a result of the dissolution, the Company recorded a non-cash charge of $373,000 to write off the remaining balance in its investment in Newstream. In accordance with the dissolution agreement, the Company is permitted to and is currently providing Newstream services to its client base under the Newstream name, for the next nine months. Subsequently, Medialink anticipates it will continue to provide these services under a different service name.

During the three months ended March 31, 2004, the Company recorded a loss on the impairment of investments of $342,000 related to two investments accounted for under the cost method.

In December 2004, the Company sold substantially all of the assets and liabilities of its research division, Delahaye, for approximately $8 million, of which $7.70 million was collected at closing and the balance expected in the second quarter of 2005. Additionally, the proceeds are to be adjusted for the amount by which working capital on the date of the sale exceeds certain thresholds. Any additional balances due are expected to be collected in the second quarter of 2005. As part of the transaction, Medialink divested substantially all of the net assets of Delahaye, which had an estimated carrying value of $2.90 million, including $228,000 of goodwill and $1.40 million in net trade receivables, for the US and UK divisions combined. Any assigned and uncollected receivables as of June 29, 2005 will be transferred and assigned to Medialink for subsequent collection. Delahaye’s operations are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements, and the operating results of Delahaye through December 31, 2004, the date of sale, are reflected separately from the results of continuing operations.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Summarized operating results and gain on sale for the three months ended March 31, 2005 and 2004 are as follows:

	For the Three Ended March 31,
	2005	2004
	(in thousands)

Total Revenue		$2,080

Loss from operations before income taxes		$(335)
Gain on sale of discontinued operations	$60	—
Income (loss) from discontinued
operations before income taxes	60	(335)
Income tax expense benefit	—	(60)
Income (loss) on discontinued operations	$60	$(275)

(6) Line of Credit

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(7) Stock Based Compensation

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

	For the three months ended March 31,
	2005	2004

Net loss - as reported	$(1,128,881)	$(1,017,766)
Deduct: total stock-based
employee compensation expense
determined under the fair
value method, net of related tax
effects	(68,000)	(34,132)
Net loss - pro forma	$(1,196,881)	$(1,051,898)

Basic and diluted net loss per share - as reported	$(.19)	$(.17)
Basic and diluted net loss per share - pro forma	$(.20)	$(.18)

The fair value of each grant is estimated using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0% for all grants, expected volatility of 34.6% for 2005, risk free interest rates of 3.65% for 2005, and expected lives of 10 years for all grants. There were no options granted during the three months ended March 31, 2004.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(8) Supplemental Cash Flow Information:

Cash paid for interest and income taxes during the three months ended March 31, 2005 and 2004 was as follows:

	2005	2004

Interest	$104,000	$80,000

Income Taxes	$481,000	$72,000

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary and Outlook

While revenue for the first quarter of 2005 was flat as compared to 2004, the Company recorded growth in revenue from its core services, despite a decline in demand for its strategic services, reducing strategic service revenue by $563,000, as well as growth in Teletrax™ service revenue.

Having entered 2005 with a markedly improved balance sheet and capital in place, as a result of the sale of Delahaye and the issuance of $5 million subordinated convertible debenture financing, the Company began to execute its plan to accelerate the growth of Teletrax™ and to make strategic investments to grow its core services.

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Revenues for the three months ended March 31, 2005 (“2005”) were $8.55 million as compared to $8.49 million for the three months ended March 31, 2004 (“2004”), broken out as follows:

	(in thousands)
	For the Three Months Ended March 31,
	2005	2004	Change	%

Media Communication Services	$8,134	$8,059	$75	1%
Teletrax™:
Service Revenue	414	269	145	54%
Equipment Sales	-	160	(160)	(100%)
Total Teletrax™	414	429	(15)	(3%)

Total Revenue	$8,548	$8,488	$60	1%

For the first quarter of 2005, revenues from Medialink’s Media Communications services, increased $75,000, or 1% as compared to 2004. At the same time, the Company has continued to invest in its new Teletrax™ service and increased revenue from its Teletrax™ services, excluding sales of equipment, by $145,000, from $269,000 in 2004 to $414,000 in 2005.

While the Company detected a slight rebound in spending in the public relations industry during the quarter, the Company experienced a decrease in demand for its strategic services as a significant client had fewer issue-related needs during 2005 as compared to 2004. Included in the increase in revenue from Media Communication Services of $75,000 was a reduction in revenue from its strategic services of $563,000.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Direct costs increased by $540,000 or 18.3%, from $2.95 million in 2004 to $3.49 million in 2005. Included in direct costs were direct costs associated with Teletrax™ services of $319,000 and $306,000, respectively, in 2005 and 2004. The Company’s gross profit percentage was 59% and 65% in 2005 and 2004, respectively. The decrease in the gross profit margin was attributable to changes in product mix during 2005 as well as an increase in marketing communications services, where the Company purchases paid placements to strategically improve client results on distribution projects. These placements are generally sold at a lower gross profit margin. The Company believes as it increasingly integrates its existing services with marketing communications services, it will increase its buying leverage, resulting in improved margins as well as fuel the growth in revenue.

Selling, general and administrative expenses (“S, G & A”) increased by $544,000, or 10.1%, from $5.37 million in 2004 to $5.91 million in 2005. The increase in S, G & A includes increases in payroll and payroll-related costs (“Payroll”) of approximately $274,000. Not including the increase in Payroll, the Company otherwise increased its S, G & A expenses by $270,000. The increases in both payroll and S, G & A include increased spending on sales and marketing costs, including sales personnel as the Company begins to execute its spending plans that it anticipates will accelerate growth in revenue from both the Company’s core services and Teletrax™.

Depreciation and amortization expense decreased by $51,000, or 10%, from $490,000 in 2004 to $439,000 in 2005. Included in depreciation and amortization is depreciation related to Teletrax™ of $150,000 and $131,000 in 2005 and 2004, respectively. The decrease was substantially due to amortization on intangibles that were fully amortized during 2004.

During 2004 the Company recorded a loss on the impairment of investments of $342,000 related to two investments accounted for under the equity cost method.

As a result of the foregoing, the Company had an operating loss of $1.29 million in 2005 as compared to an operating loss of $753,000 in 2004. The operating loss in 2005 and 2004 included operating losses of $570,000 and $513,000, respectively, from the Company’s 76% owned subsidiary, Teletrax™, which was formed in April 2002. The minority shareholder of Teletrax™ has no future funding obligations and, accordingly, the Company has recorded 100% of the loss from this subsidiary.

Interest expense, net of interest income, increased by $40,000 from $80,000 in 2004 to $120,000 in 2005. The increase was substantially due to the issuance of convertible debentures in the amount of $5.00 million in November 2004. Interest expense related to this issuance was $159,000, which included $60,000 of amortization of the discount recorded against the convertible debentures. Additionally, in December 2004, the Company paid off the remaining balance on its line of credit.

The Company recorded a benefit for income taxes for 2005 and 2004 based on the anticipated effective tax rate for the respective full year.

As of December 31, 2004 and through March 31, 2005, due to a number of factors, including the fiscal 2004 and first quarter 2005 taxable losses from continuing operations and the additional investments to be made in Teletrax and in other areas of the Company’s operations, the Company lowered its projections of future taxable income, particularly for the year ending December 31, 2005. As a result of these lower projections of future taxable income, management believes the future utilization of the Company’s deferred tax assets is no longer more-likely-than-not. The Company made the decision to fully reserve its net deferred tax assets at December 31, 2004 and continues to fully reserve its net deferred tax assets at March 31, 2005.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In 2004, as a result of the limited historical results of its UK operations, including Teletrax™ and management’s limited ability to project its UK future results, the Company had recorded a valuation allowance of $179,000 related to the foreign deferred tax asset generated by its UK losses.

Including gain on the sale of a division and losses on discontinued operations, the Company had a net loss of $1.13 million in 2005 as compared to a net loss of $1.02 million in 2004. In 2005 the Company had basic loss per share of $0.19 compared to basic loss per share of $0.17 in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Medialink has financed its operations primarily through cash generated from operations, reliance on its line of credit facility and the issuance of $5 million convertible debentures in November 2004. Additionally, the Company sold its research division, Delahaye, in December 2004 for approximately $8 million, recording a pre-tax gain on sale of $5 million. Cash flow used in operating activities of continuing operations amounted to $1.59 million and $605,000 in 2005 and 2004, respectively. Capital expenditures which are primarily incurred to support Medialink's sales and operations and the roll-out of the Teletrax™ network were $355,000 in 2005 and $259,000 in 2004.

On November 9, 2004, the Company issued $5 million of redeemable subordinated unsecured convertible debentures (the “Debentures”) to institutional investors. The $5,000,000 Debentures which mature on November 9, 2009, bear interest at a rate equal to the higher of 7% or 6-month LIBOR plus 4.5% per annum for the first three years and an adjusted rate thereafter, as defined in the agreement with the institutional investors, and provide the holders with the option to convert the loan to common stock at $4.05 per share. In addition, the Company agreed to issue to the investors warrants to purchase an aggregate of 582,929 shares of the Company's common stock at an exercise price of $3.99 per share. The aggregate purchase price of the Debentures and warrants ($5,000,000) was allocated between the Debentures and the warrants based upon their relative fair market value. The purchase price assigned to the Debentures and the warrants was $3.80 million and $1.20 million, respectively. The $1.20 million difference between the face amount of the Debentures of $5 million and the purchase price assigned to the Debentures was recorded as a debt discount and is being amortized over the life of the Debentures. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.51%; an expected life of five years; and an expected volatility of 81.1% with no dividend yield.

In December 2004, the Company sold its research division, Delahaye, for approximately $8 million, of which $7.70 million was collected at closing and the balance expected in the second quarter of 2005. Delahaye’s operations are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements, and the operating results of Delahaye through December 31, 2004, the date of sale, are reflected separately from the results of continuing operations. The gain on the sale of Delahaye was approximately $3.05 million net of taxes and included transaction expenses of approximately $460,000, including broker and legal fees.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As of March 31, 2005 Medialink had $9.90 million in cash and cash equivalents as compared to $11.67 million as of December 31, 2004. As of March 31, 2005 long-term debt, including current portion, was $4.05 million, net of unamortized discount of $1.11 million as compared to $4.04 million, net of unamortized discount of $1.17 million at December 31, 2004. The decrease in cash and cash equivalents of $1.7 million includes purchases of fixed assets of $355,000. The remaining change was substantially attributable to the changes in its operating assets and liabilities.

The Company believes, based upon its financial forecast, that it has sufficient capital resources to fund its net cash needs for at least the next twelve months.

Contractual Obligations
There were no material changes to our contractual obligations during the 2005 Quarter. For information regarding our contractual obligations at December 31, 2004, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

Governmental Regulations
Changes in governing laws and regulations could, directly or indirectly, adversely affect our operations. Limitations, restrictions or conditions imposed by these laws and regulations on the Company or on the news media could have the effect of reducing the effectiveness of our services and could have a material adverse affect on the Company’s business, operating results and financial condition.

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

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

Allowance for Doubtful Accounts
The allowance for doubtful accounts is based on management's assessment of the collectibility of specific customer accounts and includes consideration of the credit worthiness and financial condition of those specific customers. The Company records an allowance to reduce the specific receivables to the amount that is reasonably believed to be collectible. The Company also records an allowance for all other accounts receivable balances based on multiple factors including historical experience with bad debts, customer concentrations, the general economic environment, and the aging of such receivables. If there were a deterioration of a major customer's financial condition, if the Company becomes aware of additional information related to the credit-worthiness of a major customer, or if future actual default rates on trade receivables, in general, differ from those currently anticipated, the Company may have to adjust its allowance for doubtful accounts, which would affect earnings in the period the adjustments are made.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

We review the carrying value of our goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” by comparing the carrying value of our reporting units to their fair values. In accordance with paragraph 30 of SFAS 142, Medialink has aggregated certain components to arrive at one of its reporting units. These components have been aggregated because they are similar in (a) the nature of the products and services provided; (b) the similar nature of the processes required to provide these services; (c) the similar nature of their customers and (d) their similar economic characteristics, being the purchase of third party services, salary costs and selling, general and administrative costs. Furthermore, it is Medialink’s strategy to leverage the services provided by each component across the other components. We are required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, we utilize a discounted future cash flow approach using various assumptions, including projections of revenues, based on assumed long term growth rates, estimated costs, and appropriate discount rates. Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine long range planning process. Based on the Company’s estimates as of September 30, 2004 there was no impairment of goodwill; however, changes in various circumstances, including changes in the Company’s forecasts or changes in the Company’s internal business structure, could cause one or more of the Company’s reporting units to be valued differently, thereby causing an impairment of goodwill. We had approximately $13.01 million of goodwill as of March 31, 2005. Given the significance of our goodwill, an adverse change to the fair value could result in an impairment charge, which could be material to our consolidated earnings.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2004 and through March 31, 2005, due to a number of factors, including the fiscal 2004 and first quarter 2005 taxable losses from continuing operations and the additional investments to be made in Teletrax and in other areas of the Company’s operations, the Company lowered its projections of future taxable income, particularly for the year ending December 31, 2005. As a result of these lower projections of future taxable income, management believes the future utilization of the Company’s deferred tax assets is no longer more-likely-than-not. The Company made the decision to fully reserve its net deferred tax assets at December 31, 2004 and continues to fully reserve its net deferred tax assets at March 31, 2005.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Debt
The Company has convertible debentures which expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At March 31, 2005, $3.89 million, net of unamortized discount of $1.11 million, was outstanding on debentures. The interest rate on these facilities is based upon the higher of 7% or 6-month LIBOR rate plus a margin, as defined. All other Company debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rate.

Foreign Operations
In the normal course of business, through its UK operations, the Company is exposed to the effect of foreign exchange rate fluctuations on the United States dollar value of its foreign subsidiaries’ results of operations and financial condition. At March 31, 2005, the Company’s primary foreign currency market exposure was the British pound.

Market Risk
Our accounts receivables are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result we do not anticipate any material losses in this area.

Item 4. CONTROLS AND PROCEDURES

During the quarterly period ended March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our chief executive officer, principal accounting officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer, principal accounting officer and principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2005, are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls during the quarterly period ended March 31, 2005, and there have been no significant changes in those controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None

ITEM 3. Defaults Upon Senior Securities.
None

ITEM 4. Submission of Matters to a Vote of Security Holders.
None

ITEM 5.  Other Information.
None

ITEM 6.  Exhibits.

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

Dated: May 16, 2005