Form 10-Q
period 2005-06-30
MEDIALINK WORLDWIDE INC
filed 2005-08-15
CIK 812890

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

The number of shares of the issuer's common stock, outstanding as of the close of August 12, 2005, was 6,153,203

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Consolidated Balance Sheets as of June 30,
	2005 (unaudited) and December 31, 2004	3

	Unaudited Consolidated Statements of Operations
	for the six months ended June 30, 2005 and 2004	4

	Unaudited Consolidated Statements of Operations
	for the three months ended June 30, 2005 and 2004	5

	Unaudited Consolidated Statements of Cash Flows
	for the six months ended June 30, 2005 and 2004	6

	Notes to Unaudited Consolidated Financial Statements	7 - 12

ITEM 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13 - 21

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	22

ITEM 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	23

ITEM 2.	Unregistered Sales of Equity Securities and
	Use of Proceeds	23

ITEM 3.	Defaults Upon Senior Securities	23

ITEM 4.	Submission of Matters to a Vote of Security Holders	23

ITEM 5.	Other Information	23

ITEM 6.	Exhibits	23

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2005 and December 31, 2004

	June 30,	December 31,
	2005	2004
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$9,114,066	$11,674,828
Accounts receivable, net of allowance for doubtful accounts of
$584,122 and $592,781	5,593,626	6,144,658
Prepaid expenses	624,025	625,457
Prepaid and refundable taxes	905,589	565,004
Other current assets	902,913	1,882,990
Total current assets	17,140,219	20,892,937

Property and equipment, net	3,856,496	4,068,987
Goodwill	13,006,137	13,006,137
Other assets	1,103,993	804,480
Total assets	$35,106,845	$38,772,541

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,355,755	$2,497,813
Accrued expenses and other current liabilities	5,064,461	6,357,928
Current portion of obligations under capital lease	127,894	113,332
Taxes payable	—	340,000
Total current liabilities	7,548,110	9,309,073

Convertible debentures, net of unamortized discount of $1,064,312 and $1,167,000	3,935,688	3,833,000
Capital lease obligation, net of current portion	—	97,428
Other long-term liabilities	437,241	453,777
Total liabilities	11,921,039	13,693,278

Stockholders' Equity:
Common stock: $.01 par value. Authorized 15,000,000 shares; issued
6,153,203 shares in 2005 and 6,055,430 shares in 2004	61,532	60,554
Additional paid-in capital	26,568,597	26,291,385
Accumulated deficit	(2,784,944)	(733,235)
Accumulated other comprehensive loss	(316,015)	(196,077)
	23,529,170	25,422,627
Less common stock in treasury (at cost, 101,121shares)	(343,364)	(343,364)

Total stockholders' equity	23,185,806	25,079,263
Total liabilities and stockholders' equity	$35,106,845	$38,772,541

See accompanying notes to unaudited consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2005 and 2004

	2005	2004

Revenues	$17,770,779	$18,290,467

Direct costs	6,954,015	6,820,397

Gross Profit	10,816,764	11,470,070

Operating expenses:
Selling, general and administrative expenses	12,064,750	10,690,052
Depreciation and amortization	869,520	944,689
Loss from joint venture	—	136,076
Impairment of investments	—	342,000
Total Operating Expenses	12,934,270	12,112,817
Operating loss	(2,117,506)	(642,747)
Interest expense, net	(214,425)	(152,688)
Loss from continuing operations before taxes	(2,331,931)	(795,435)
Income tax benefit	(220,000)	(30,000)
Loss from continuing operations	(2,111,931)	(765,435)
Discontinued operations:
Loss from discontinued operations	—	(303,040)
Gain on sale of division	60,222	—
Income (loss) from discontinued operations before income taxes	60,222	(303,040)
Income tax benefit	—	(60,000)
Income (loss) on discontinued operations	60,222	(243,040)
Net loss	$(2,051,709)	$(1,008,475)

Basic and diluted loss per share from continuing operations	$(0.35)	$(0.13)
Basic and diluted earnings (loss) per share from discontinued operations	$0.01	$(0.04)
Basic and diluted net loss per share	$(0.34)	$(0.17)

Shares used in per share calculations:
Basic and diluted	6,001,974	5,988,058

See accompanying notes to unaudited consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2005 and 2004

	2005	2004

Revenues	$9,223,089	$9,802,700

Direct costs	3,468,019	3,874,201

Gross Profit	5,755,070	5,928,499

Operating expenses:
Selling, general and administrative expenses	6,152,677	5,322,329
Depreciation and amortization	430,493	454,317
Loss from joint venture	—	41,388
Total Operating Expenses	6,583,170	5,818,034
Operating (loss) income	(828,100)	110,465
Interest expense, net	(94,728)	(73,024)
(Loss) income from continuing operations before taxes	(922,828)	37,441
Income tax expense	—	60,000
Loss from continuing operations	(922,828)	(22,559)
Discontinued operations -
Income from discontinued operations	—	31,850
Net (loss) income	$(922,828)	$9,291

Basic and diluted loss per share from continuing operations	$(0.15)	$(0.00)
Basic and diluted earnings (loss) per share from discontinued operations	$—	$0.01
Basic and diluted (loss) earnings per share	$(0.15)	$0.00

Shares used in per share calculations:
Basic and diluted	6,039,362	5,991,846

See accompanying notes to unaudited consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,051,709)	$(1,008,475)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	869,520	944,689
Amortization of discount on convertible debentures	102,688	—
Allowance for doubtful accounts	(8,659)	132,243
Impairment of investments	—	342,000
Deferred income taxes	—	(115,000)
Equity loss from joint venture	—	136,076
Gain on sale of division and loss from discontinued operations, net
of taxes	(60,222)	243,040
Changes in operating assets and liabilities:
Accounts receivable	499,975	(1,007,771)
Other assets	(327,593)	(297,197)
Prepaid expenses and other current assets	981,509	(341,481)
Prepaid and refundable income taxes and taxes payable	(680,585)	(64,338)
Accounts payable and accrued expenses	(1,435,525)	516,027
Other liabilities	(16,536)	(101,930)
Net cash used in operating activities	(2,127,137)	(622,117)

CASH FLOWS FROM INVESTING ACTIVITY -
Purchases of property and equipment	(628,949)	(377,790)
Net cash used in investing activity	(628,949)	(377,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on line of credit	—	106,203
Payments on line of credit	—	(1,606,203)
Proceeds from the issuance of common stock in connection
with the exercise of stock options	278,190	31,978
Repayments of obligations under capital lease	(82,866)	(59,455)
Net cash provided by (used in) financing activities	195,324	(1,527,477)
Net cash provided by discontinued operations	—	281,807
Net decrease in cash and cash equivalents	(2,560,762)	(2,245,577)
Cash and cash equivalents at the beginning of year	11,674,828	3,708,130
Cash and cash equivalents at end of period	$9,114,066	$1,462,553

See accompanying notes to unaudited consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of presentation

The consolidated financial statements included herein have been prepared by Medialink Worldwide Incorporated and Subsidiaries (collectively, the “Company” or “Medialink”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the six and three months ended June 30, 2005. The results for the six and three months ended June 30, 2005 are not necessarily indicative of the results expected for the full fiscal year.

On December 31, 2004 Medialink sold its research division, Delahaye, a provider of public relations research services for businesses and other organizations. Delahaye’s operations are reported as discontinued operations for all periods presented in the accompanying unaudited consolidated financial statements, and the operating results of Delahaye through December 31, 2004, the date of sale, are reflected separately from the results of continuing operations.

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation, including reclassifications to reflect the presentation of Delahaye as a discontinued operation in 2004.

(2) Earnings (Loss) per Share

Basic earnings (loss) per common share is computed using net income (loss) applicable to common stock and the weighted average number of shares outstanding. Diluted earnings (loss) per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares from assumed conversion of all potentially dilutive securities attributed to outstanding options and warrants to purchase common stock. For the six month periods ended June 30, 2005 and 2004, the Company had common stock equivalents of 163,751 and 143,587, respectively, related to stock options and warrants that were not included in the computation of diluted loss per common share on continuing operations nor net loss per common share because they were antidilutive. For the three month period ended June 30, 2005, the Company had common stock equivalents of 84,271 related to stock options that were not included in the computation of diluted loss per common share because they were antidilutive.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(3) Accumulated Other Comprehensive Loss and Comprehensive Loss

The components of comprehensive loss consist of the following:

	For the six months ended June 30,
	2005	2004

Net loss	$(2,051,709)	$(1,008,475)

Other comprehensive loss:
Foreign currency translation
adjustments	(119,938)	52,848

Comprehensive loss	$(2,171,647)	$(955,627)

	For the three months ended June 30,
	2005	2004

Net (loss) income	$(922,828)	$9,291

Other comprehensive loss:
Foreign currency translation
adjustments	(52,262)	(50,807)

Comprehensive loss	$(975,090)	$(41,516)

Accumulated other comprehensive loss at June 30, 2005 and December 31, 2004 consists of foreign currency translation adjustments.

(4) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes Accounting Principals Board (“APB”) Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period commencing after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in its first quarter of fiscal 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have an adverse impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”), was issued and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by accounting pronouncements that do not contain transition provisions. SFAS 154 requires, among other things, the retrospective application to prior periods’ financial statements of changes in accounting principles as opposed to including in net income the cumulative effect of the change in accounting principal in the period of adoption, which was the standard under APB Opinion No. 20, “Accounting Changes.” The impact of the adoption of SFAS 154 on the Company’s financial condition or results of operations is not determinable since SFAS No. 154 only affects the adoption of accounting standards in future periods.

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

On August 1, 1999, the Company entered into a joint venture with Business Wire to form Business Wire/Medialink, LLC (“Newstream”), for the purpose of connecting its clients to multimedia Internet news sites as Newstream.com. The Company, which had a 50% interest in the joint venture, accounted for its interest in Newstream under the equity method, as it did not have a controlling interest in the entity. In December 2004 Newstream was dissolved. As a result of the dissolution, the Company recorded a non-cash charge of $373,000 to write off the remaining balance in its investment in Newstream. In accordance with the dissolution agreement, the Company is permitted to and is currently providing Newstream services to its client base under the Newstream name, through December 31, 2005. Medialink anticipates it will continue to provide these services under a different service name.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

During the six months ended June 30, 2004, the Company recorded a loss on the impairment of investments of $342,000 related to two investments accounted for under the cost method.

In December 2004, the Company sold substantially all of the assets and liabilities of its research division, Delahaye, for approximately $8 million, of which $7.70 million was collected at closing and the balance is expected to be settled in the third quarter of 2005. Additionally, the proceeds are to be adjusted for the amount by which working capital on the date of the sale exceeds certain thresholds. Any additional balances due are expected to be settled in the third quarter of 2005. As part of the transaction, Medialink divested substantially all of the net assets of Delahaye, which had an estimated carrying value of $2.90 million, including $228,000 of goodwill and $1.40 million in net trade receivables, for the US and UK divisions combined. Any assigned and uncollected receivables as of June 29, 2005, the specific accounts expected to be agreed to during the third quarter of 2005, will be transferred and assigned to Medialink for subsequent collection. Delahaye’s operations are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements, and the operating results of Delahaye through December 31, 2004, the date of sale, are reflected separately from the results of continuing operations.

Summarized operating results and gain on sale for the six and three months ended June 30, 2005 and 2004 are as follows:

	For the Six Months Ended June 30,
	2005	2004
	(in thousands)

Total Revenue	$—	$4,286

Loss from operations before income taxes	$—	$(303)
Gain on sale of discontinued operations	60	—
Income (loss) from discontinued
operations before income taxes	60	(303)
Income tax expense benefit	—	60
Income (loss) from discontinued operations	$60	$(243)

	For the Three Months Ended June 30,
	2005	2004
	(in thousands)

Total Revenue	$—	$2,206
Income from discontinued operations	$—	$32

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

(7) Stock Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25”, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS 123”, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123, as amended. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	For the Six Months Ended June 30,
	2005	2004
Net loss - as reported	$(2,051,709)	$(1,008,475)

Deduct: total stock-based
employee compensation expense
determined under the fair
value method, net of related tax
effects	(151,789)	(64,332)
Net loss - pro forma	$(2,203,498)	$(1,072,807)
Basic and diluted loss per share - as reported	$(.34)	$(.17)
Basic and diluted loss per share - pro forma	$(.37)	$(.18)

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	For the Three Months Ended June 30,
	2005	2004

Net (loss) income - as reported	$(922,828)	$9,291

Deduct: total stock-based
employee compensation expense
determined under the fair
value method, net of related tax
effects	(51,589)	(30,199)
Net loss - pro forma	$(974,417)	$(20,908)

Basic and diluted (loss) earnings per share - as reported	$(.15)	$.00
Basic and diluted loss per share - pro forma	$(.16)	$.00

The fair value of each grant is estimated using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0% for all grants, expected volatility of 34.6% for 2005, risk free interest rates of 3.65% for 2005, and expected lives of 10 years for all grants. There were no options granted during the six months ended June 30, 2004.

(8) Supplemental Cash Flow Information:

Cash paid for interest and income taxes during the six months ended June 30, 2005 and 2004 was as follows:

	2005	2004

Interest	$211,000	$152,000

Income Taxes	$481,000	$72,000

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary and Outlook

While revenue for the first half of 2005 was down 3% as compared to 2004, the Company recorded growth in Teletrax™ service revenue.

Having entered 2005 with a markedly improved balance sheet and capital in place, as a result of the sale of Delahaye and the issuance of $5 million subordinated convertible debenture financing, the Company began to execute its plan to accelerate the growth of Teletrax™ and to make strategic investments to grow its core services.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Revenues for the six months ended June 30, 2005 (“2005”) were $17.77 million as compared to $18.29 million for the six months ended June 30, 2004 (“2004”), broken out as follows:

	(in thousands)
	For the Six Months Ended June 30,
	2005	2004	Change	%

Media Communication Services	$16,878	$17,469	$(591)	(3%)
Teletrax™:
Service Revenue	855	583	272	47%
Equipment Sales	38	238	(200)	(84%)
Total Teletrax™	893	821	72	9%

Total Revenue	$17,771	$18,290	$(519)	(3%)

During 2005, revenues from Medialink’s Media Communications services decreased $591,000, or 3% as compared to 2004. At the same time, the Company has continued to invest in its Teletrax™ service and increased revenue from Teletrax™, excluding sales of equipment, by $272,000, from $583,000 derived from 9 clients in 2004 to $855,000 derived from 13 clients in 2005.

While the Company detected signs of a rebound in spending in the public relations industry during the first quarter of 2005, the Company experienced a decrease in demand for its media communications services in April 2005 largely due to the unusually protracted global news coverage of major world events, including the death of Pope John Paul II and the subsequent installation of Pope Benedict XVI. Events which dominate news broadcasts can have a material adverse effect on the Company’s business.

Direct costs increased by $134,000 or 2.0%, from $6.82 million in 2004 to $6.95 million in 2005. Included in direct costs were direct costs associated with Teletrax™ services of $711,000 and $601,000, respectively, in 2005 and 2004. The Company’s gross profit percentage was 61% and 63% in 2005 and 2004, respectively. The decrease in the gross profit margin was attributable to changes in product mix, as well as an increase in marketing communications services in the first quarter of 2005, where the Company purchases paid placements to strategically improve client results on distribution projects. These placements are generally sold at a lower gross profit margin. The Company believes that as it increasingly integrates its existing services with marketing communications services, it will increase its buying leverage, resulting in improved margins as well as fuel growth in revenue.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Selling, general and administrative expenses (“S, G & A”) increased by $1.37 million, or 12.9%, from $10.69 million in 2004 to $12.06 million in 2005. The increase in S, G & A includes increases in payroll and payroll-related costs (“Payroll”) of approximately $590,000. Not including the increase in Payroll, the Company otherwise increased its S, G & A expenses by $784,000. The increases in both payroll and S, G & A are largely the result of additional costs incurred to develop new services, including the Company's recently announced Mediavision venture, as well as increased spending for sales and promotional efforts for Teletrax™ and the Company’s core business.

Depreciation and amortization expense decreased by $75,000, or 8%, from $945,000 in 2004 to $870,000 in 2005. Included in depreciation and amortization is depreciation related to Teletrax™ of $299,000 and $264,000 in 2005 and 2004, respectively. The decrease was substantially due to amortization on intangibles that were fully amortized during 2004.

During 2004 the Company recorded a loss on the impairment of investments of $342,000 related to two investments accounted for under the equity cost method, both of which were determined to have no value in 2004.

As a result of the foregoing, the Company had an operating loss of $2.12 million in 2005 as compared to an operating loss of $643,000 in 2004. The operating loss in 2005 and 2004 included operating losses of $1.22 million and $1.00 million, respectively, from the Company’s 76% owned subsidiary, Teletrax™, which was formed in April 2002. The minority shareholder of Teletrax™ has no future funding obligations and, accordingly, the Company has recorded 100% of the loss from this subsidiary.

Interest expense, net of interest income, increased by $62,000 from $153,000 in 2004 to $214,000 in 2005. The increase was substantially due to the issuance of convertible debentures in the amount of $5.00 million in November 2004. Interest expense related to this issuance was $302,000, which included $103,000 of amortization of the discount recorded against the convertible debentures. In December 2004, the Company paid off the remaining balance on its line of credit. Interest expense on the Company’s line of credit amounted to $144,000 in 2004. Additionally, as a result of higher average cash balances during 2005 as compared to 2004, the Company had an increase in interest income of $93,000.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company recorded a benefit for income taxes for 2005 and 2004 based on the anticipated effective tax rate for the respective full year.

As of December 31, 2004 and through June 30, 2005, due to a number of factors, including the fiscal 2004 and first six months of 2005 taxable losses from continuing operations and the additional investments to be made in Teletrax™ and in other areas of the Company’s operations, the Company lowered its projections of future taxable income, particularly for the year ending December 31, 2005. As a result of these lower projections of future taxable income, management believes the future utilization of the Company’s deferred tax assets is no longer more-likely-than-not. The Company made the decision to fully reserve its net deferred tax assets at December 31, 2004 and continues to fully reserve its net deferred tax assets at June 30, 2005.

Including gain on the sale of a division and losses on discontinued operations, the Company had a net loss of $2.05 million in 2005 as compared to a net loss of $1.01 million in 2004. In 2005 the Company had a basic loss per share of $0.34 compared to a basic loss per share of $0.17 in 2004.

Three months ended June 30, 2005 compared to three months ended June 30, 2004

Revenues for the three months ended June 30, 2005 (the “2005 Quarter”) were $9.22 million as compared to $9.80 million for the three months ended June 30, 2004 (the “2004 Quarter”), broken out as follows:

	(in thousands)
	For the Three Months Ended June 30,
	2005	2004	Change	%

Media Communication Services	$8,744	$9,410	$(666)	(7%)
Teletrax™:
Service Revenue	441	315	126	40%
Equipment Sales	38	78	(40)	(51%)
Total Teletrax™	479	393	86	22%

Total Revenue	$9,223	$9,803	$(580)	(6%)

For the 2005 Quarter, revenues from Medialink’s Media Communications services decreased $666,000, or 7% as compared to the 2004 Quarter. At the same time, the Company has continued to invest in Teletrax™ and increased revenue from Teletrax™, excluding sales of equipment, by $127,000, from $314,000, derived from 9 clients in the 2004 Quarter to $441,000 derived from 13 clients in the 2005 Quarter.

The Company experienced a decrease in demand for its media communications services in April 2005 substantially due to the unusually protracted global news coverage of major world events, including the death of Pope John Paul II and the subsequent installation of Pope Benedict XVI.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Direct costs decreased by $406,000 or 10.5%, from $3.87 million in the 2004 Quarter to $3.47 million in the 2005 Quarter. Included in direct costs were direct costs associated with Teletrax™ services of $392,000 and $295,000, respectively, in the 2005 Quarter and the 2004 Quarter. The Company’s gross profit percentage was 62.4% and 60.5% in the 2005 and 2004 Quarters, respectively. The increase in the gross profit margin was attributable to changes in product mix during the 2005 Quarter as compared to the 2004 Quarter.

S, G & A increased by $830,000, or 15.6%, from $5.32 million in the 2004 Quarter to $6.15 million in the 2005 Quarter. The increase in S, G & A includes increases in Payroll of approximately $316,000. Not including the increase in Payroll, the Company otherwise increased its S, G & A expenses by $514,000. The increases in both payroll and S, G & A are substantially the result of additional costs incurred to develop new services, including the Company's recently announced Mediavision venture, as well as increased spending for sales and promotional efforts for Teletrax™ and the Company’s core business.

Depreciation and amortization expense decreased by $24,000, or 5%, from $454,000 in the 2004 Quarter to $430,000 in the 2005 Quarter. Included in depreciation and amortization is depreciation related to Teletrax™ of $148,000 and $135,000 in the 2005 Quarter and the 2004 Quarter, respectively. The decrease was substantially due to amortization on intangibles that were fully amortized during 2004.

As a result of the foregoing, the Company had an operating loss of $828,000 in the 2005 Quarter as compared to an operating income of $110,000 in the 2004 Quarter. The operating losses in the 2005 and 2004 Quarter included operating losses of $650,000 and $489,000, respectively, from the Company’s 76% owned subsidiary, Teletrax™, which was formed in April 2002. The minority shareholder of Teletrax™ has no future funding obligations and, accordingly, the Company has recorded 100% of the loss from this subsidiary.

Interest expense, net of interest income, increased by $22,000 from $73,000 in the 2004 Quarter to $95,000 in the 2005 Quarter. The increase was substantially due to the issuance of convertible debentures in the amount of $5.00 million in November 2004. Interest expense related to this issuance was $144,000, which included $43,000 of amortization of the discount recorded against the convertible debentures. In December 2004, the Company paid off the remaining balance on its line of credit. Interest expense on the Company’s line of credit amounted to $69,000 in 2004. Additionally, as a result of higher average cash balances during the 2005 Quarter as compared to the 2004 Quarter, the Company had an increase in interest income of $50,000.

The Company recorded a provision for income taxes in the 2004 Quarter based on the anticipated effective tax rate for the respective full year.

Including discontinued operations, the Company had a net loss of $923,000 in the 2005 Quarter as compared to net income of $9,000 in the 2004 Quarter. In the 2005 Quarter the Company had basic loss per share of $0.15 compared to a basic break-even per share amount in the 2004 Quarter.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

Medialink has financed its operations primarily through cash generated from operations, reliance on its line of credit facility and the issuance of $5 million convertible debentures in November 2004. Additionally, the Company sold its research division, Delahaye, in December 2004 for approximately $8 million, recording a pre-tax gain on sale of $5 million. Cash flow used in operating activities of continuing operations amounted to $2.13 million and $622,000 in 2005 and 2004, respectively. Capital expenditures which are primarily incurred to support Medialink's sales and operations and the roll-out of the Teletrax™ network were $629,000 in 2005 and $250,000 in 2004.

On November 9, 2004, the Company issued $5 million of redeemable subordinated unsecured convertible debentures (the “Debentures”) to institutional investors. The Debentures which mature on November 9, 2009, bear interest at a rate equal to the higher of 7% or 6-month LIBOR plus 4.5% per annum for the first three years and an adjusted rate thereafter, as defined in the agreement with the institutional investors, and provide the holders with the option to convert the loan to common stock at $4.05 per share. In addition, the Company issued to the investors warrants to purchase an aggregate of 582,929 shares of the Company's common stock at an exercise price of $3.99 per share. The aggregate purchase price of the Debentures and warrants ($5,000,000) was allocated between the Debentures and the warrants based upon their relative fair market value. The purchase price assigned to the Debentures and the warrants was $3.80 million and $1.20 million, respectively. The $1.20 million difference between the face amount of the Debentures of $5 million and the purchase price assigned to the Debentures was recorded as a debt discount and is being amortized over the life of the Debentures. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were: a risk-free interest rate of 3.51%; an expected life of five years; and an expected volatility of 81.1% with no dividend yield.

In December 2004, the Company sold its research division, Delahaye, for approximately $8 million, of which $7.70 million was collected at closing with the balance expected to be settled in the third quarter of 2005. Delahaye’s operations are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements, and the operating results of Delahaye through December 31, 2004, the date of sale, are reflected separately from the results of continuing operations. The gain on the sale of Delahaye was approximately $3.05 million net of taxes and included transaction expenses of approximately $460,000, including broker and legal fees.

As of June 30, 2005 Medialink had $9.11 million in cash and cash equivalents as compared to $11.67 million as of December 31, 2004. As of June 30, 2005 long-term debt, including current portion, was $4.06 million, net of unamortized discount of $1.06 million as compared to $4.04 million, net of unamortized discount of $1.17 million at December 31, 2004. The decrease in cash and cash equivalents of $2.6 million includes purchases of fixed assets of $629,000. The remaining change was substantially attributable to the losses incurred during 2005 and to the changes in its operating assets and liabilities.

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

RISK FACTORS

Major News Events
Events which dominate news broadcasts, such as the events of September 11, 2001 or the involvement by the United States in a war, may cause the Company’s clients to delay or not use the Company’s services for a particular project as such clients may determine that their messages may not receive adequate attention in light of the coverage of other news events. Such circumstances could have a material adverse effect on the Company’s business, operating results and financial condition.

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

Receptiveness of the Media to Our Services; Changes in Our Marketplace
The Company is the leading provider of creative and distribution services to corporations and other organizations seeking to communicate with the public through the news media. If the marketplace for our services should change or if the news media, as a result of recent events or a perceived reduction in the value of our services or otherwise, should not be as receptive to our services or should decide to reduce or eliminate its use of the news that the Company distributes, there would be a material adverse effect on the Company’s business, operating results and financial condition.

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

Governmental Regulations
Changes in governing laws and regulations could, directly or indirectly, adversely affect our operations. Limitations, restrictions or conditions imposed by the these laws and regulations on the Company or on the news media could have the effect of reducing the effectiveness of our services and could have a material adverse affect on the Company’s business, operating results and financial condition.

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

CRITICAL ACCOUNTING POLICIES
We have identified the policies below as significant to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

We review the carrying value of our goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” by comparing the carrying value of our reporting units to their fair values. In accordance with paragraph 30 of SFAS 142, Medialink has aggregated certain components to arrive at one of its reporting units. These components have been aggregated because they are similar in (a) the nature of the products and services provided; (b) the similar nature of the processes required to provide these services; (c) the similar nature of their customers and (d) their similar economic characteristics, being the purchase of third party services, salary costs and selling, general and administrative costs. Furthermore, it is Medialink’s strategy to leverage the services provided by each component across the other components. We are required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, we utilize a discounted future cash flow approach using various assumptions, including projections of revenues, based on assumed long term growth rates, estimated costs, and appropriate discount rates. Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine long range planning process. Based on the Company’s estimates as of September 30, 2004 there was no impairment of goodwill; however, changes in various circumstances, including changes in the Company’s forecasts or changes in the Company’s internal business structure, could cause one or more of the Company’s reporting units to be valued differently, thereby causing an impairment of goodwill. We had approximately $13.01 million of goodwill as of June 30, 2005. Given the significance of our goodwill, an adverse change to the fair value could result in an impairment charge, which could be material to our consolidated earnings.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2004 and through June 30, 2005, due to a number of factors, including the fiscal 2004 and first half 2005 taxable losses from continuing operations and the additional investments to be made in Teletrax™ and in other areas of the Company’s operations, the Company lowered its projections of future taxable income, particularly for the year ending December 31, 2005. As a result of these lower projections of future taxable income, management believes the future utilization of the Company’s deferred tax assets is no longer more-likely-than-not. The Company made the decision to fully reserve its net deferred tax assets at December 31, 2004 and continues to fully reserve its net deferred tax assets at June 30, 2005.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk
The Company has convertible debentures that expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At June 30, 2005, $3.94 million, net of unamortized discount of $1.06 million, was outstanding on debentures. The interest rate on these facilities is based upon the higher of 7% or 6-month LIBOR (3.69% per annum at June 30, 2005) rate plus 4.50%, as defined. The effect of a one percentage point change in interest rates would result in a change in the annual interest costs under the convertible debentures by approximately $50,000 based on the face amount of outstanding borrowings at June 30, 2005. All other Company debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rate.

Foreign Operations
In the normal course of business, through its UK operations, the Company is exposed to the effect of foreign exchange rate fluctuations on the United States dollar value of its foreign subsidiaries’ results of operations and financial condition. At June 30, 2005, the Company’s primary foreign currency market exposure was the British pound.

Market Risk
Our accounts receivables are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result we do not anticipate any material losses in this area.

Item 4. CONTROLS AND PROCEDURES

During the quarterly period ended June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2005, are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, the Company’s management, including its principal executive officer and principal financial officer, reviewed our internal controls during the quarterly period ended June 30, 2005, and determined that there have been no significant changes in those controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

Dated: August 15, 2005