Form 10-Q
period 2005-09-30
MEDIALINK WORLDWIDE INC
filed 2005-11-14
CIK 812890

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [_] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [_] No [X]

The number of shares of the issuer's common stock outstanding as of November 10, 2005, was 6,153,203.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of September 30, 2005,
                  and December 31, 2004 (Unaudited)                                       3

                  Consolidated Statements of Operations for the nine months
                  ended September 30, 2005 and 2004 (Unaudited)                           4

                  Consolidated Statements of Operations for the three months
                  ended September 30, 2005 and 2004 (Unaudited)                           5

                  Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 2005 and 2004 (Unaudited)                           6

                  Notes to Consolidated Financial Statements                            7 - 10

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                            11 - 17

Item 3.           Quantitative and Qualitative Disclosures About Market Risk             17

Item 4.           Controls and Procedures                                                18

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                      19

Item 6.           Exhibits                                                               19

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
          (In thousands of dollars, except share and per-share amounts)

                                                                           September 30,  December 31,
                                                                                2005          2004
                                                                              --------      --------
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                  $  7,770      $ 11,675
   Accounts receivable, net of allowance for doubtful accounts of
     $721 and $593                                                               4,813         6,145
   Prepaid expenses                                                                475           390
   Prepaid and refundable taxes                                                    906           565
   Other current assets                                                          1,130         1,883
                                                                              --------      --------
       Total current assets                                                     15,094        20,658

Property and equipment - net                                                     3,807         4,069
Goodwill                                                                        13,006        13,006
Other assets                                                                     1,302         1,040
                                                                              --------      --------
       Total assets                                                           $ 33,209      $ 38,773
                                                                              ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                           $  1,616      $  2,498
   Accrued expenses and other current liabilities                                5,094         6,358
   Current portion of capital lease obligation                                     117           113
   Taxes payable                                                                    --           340
                                                                              --------      --------
       Total current liabilities                                                 6,827         9,309

Convertible debentures, net of unamortized discount of $1,010 and $1,167         3,990         3,833
Capital lease obligation, net of current portion                                    --            97
Other long-term liabilities                                                        404           454
                                                                              --------      --------
       Total liabilities                                                        11,221        13,693
                                                                              --------      --------

Commitments and contingencies

Stockholders' Equity:
   Series A Preferred stock: $.01 par value, authorized 50,000 shares; none issued and outstanding
   Common stock: $.01 par value, authorized 15,000,000 shares; issued and
      outstanding 6,153,203 shares in 2005 and  6,055,430 shares in 2004            62            61
   Additional paid-in capital                                                   26,569        26,291
   Accumulated deficit                                                          (3,958)         (733)
   Accumulated other comprehensive loss                                           (342)         (196)
   Common stock in treasury (at cost, 101,121 shares)                             (343)         (343)
                                                                              --------      --------
       Total stockholders' equity                                               21,988        25,080
                                                                              --------      --------
       Total liabilities and stockholders' equity                             $ 33,209      $ 38,773
                                                                              ========      ========

     See accompanying notes to unaudited consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per-share amounts)

                                                                For the nine months ended
                                                                      September 30,
                                                                 ----------------------
                                                                   2005          2004
                                                                 --------      --------
Revenues                                                         $ 26,598      $ 27,511
                                                                 --------      --------
Operating expenses:
Direct costs                                                       10,574        10,722
Selling, general, and administrative expenses                      18,132        16,038
Depreciation and amortization                                       1,256         1,384
Loss from joint venture                                                --           184
Impairment of investments                                              --           342
                                                                 --------      --------
Total operating expenses                                           29,962        28,670
                                                                 --------      --------
Operating loss                                                     (3,364)       (1,159)
Interest expense - net                                               (365)         (233)
                                                                 --------      --------
Loss from continuing operations before taxes                       (3,729)       (1,392)
Income tax benefit                                                   (310)          (30)
                                                                 --------      --------
Loss from continuing operations                                    (3,419)       (1,362)
Income (loss) from discontinued operations                            194          (103)
                                                                 --------      --------
Net loss                                                         $ (3,225)     $ (1,465)
                                                                 ========      ========


Net loss                                                         $ (3,225)     $ (1,465)
Other comprehensive income (loss)                                    (146)           32
                                                                 --------      --------
Comprehensive loss                                               $ (3,371)     $ (1,433)
                                                                 ========      ========

Basic and diluted income (loss) per common share:
Loss from continuing operations                                  $  (0.57)     $  (0.23)
Income (loss) from discontinued operations                       $   0.03      $  (0.02)
Net loss                                                         $  (0.54)     $  (0.24)

Weighted average number of common shares - basic and diluted        6,021         5,998

     See accompanying notes to unaudited consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per-share amounts)

                                                              For the three months ended
                                                                     September 30,
                                                                 ----------------------
                                                                   2005          2004
                                                                 --------      --------
Revenues                                                         $  8,827      $  9,221
                                                                 --------      --------
Operating expenses:
Direct costs                                                        3,620         3,902
Selling, general, and administrative expenses                       6,067         5,348
Depreciation and amortization                                         386           439
Loss from joint venture                                                --            48
                                                                 --------      --------
Total operating expenses                                           10,073         9,737
                                                                 --------      --------
Operating loss                                                     (1,246)         (516)
Interest expense - net                                               (151)          (80)
                                                                 --------      --------
Loss from continuing operations before taxes                       (1,397)         (596)
Income tax benefit                                                    (90)           --
                                                                 --------      --------
Loss from continuing operations                                    (1,307)         (596)
Income from discontinued operations                                   134           140
                                                                 --------      --------
Net loss                                                         $ (1,173)     $   (456)
                                                                 ========      ========


Net loss                                                         $ (1,173)     $   (456)
Other comprehensive loss                                              (26)          (21)
                                                                 --------      --------
Comprehensive loss                                               $ (1,199)     $   (477)
                                                                 ========      ========

Basic and diluted income (loss) per common share:
Loss from continuing operations                                  $  (0.22)     $  (0.10)
Income  from discontinued operations                             $   0.02      $   0.02
Net loss                                                         $  (0.19)     $  (0.08)

Weighted average number of common shares - basic and diluted        6,052         6,002

     See accompanying notes to unaudited consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (In thousands of dollars)

                                                                           For the nine months ended
                                                                                 September 30,
                                                                             ----------------------
                                                                                2005          2004
                                                                             --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $ (3,225)     $ (1,362)
     Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
     Depreciation and amortization                                              1,256         1,384
     Provision for bad debts                                                      183           219
     Impairment of investments                                                     --           342
     Deferred income taxes                                                         --          (115)
     Loss from joint venture                                                       --           184
     Gain on sale of division and loss from discontinued operations, net
        of taxes                                                                 (194)           --
     Other                                                                        198            --
     Changes in operating assets and liabilities, net of effects of dispositions:
     Accounts receivable                                                        1,021          (173)
     Prepaid expenses and other assets                                           (349)         (886)
     Prepaid and refundable income taxes and taxes payable                       (681)          (64)
     Accounts payable and accrued expenses                                     (1,367)          921
     Other liabilities                                                            (37)         (176)
                                                                             --------      --------
          Net cash (used in) provided by operating activities                  (3,195)          274
                                                                             --------      --------

CASH FLOWS FROM INVESTING ACTIVITY -
     Purchases of property and equipment                                       (1,009)         (487)
                                                                             --------      --------
          Net cash used in investing activity                                  (1,009)         (487)
                                                                             --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on line of credit                                                    --        (1,750)
     Proceeds from the issuance of common stock in connection
       with the exercise of stock options                                         280            32
     Repayments of obligations under capital lease                                (75)          (81)
     Other financing activities                                                   (13)           --
                                                                             --------      --------
Net cash provided by (used in) financing activities                               192        (1,799)
                                                                             --------      --------
Net cash provided by discontinued operations                                      134           528
                                                                             --------      --------
Net decrease in cash and cash equivalents                                      (3,878)       (1,484)
Effect of exchange rate changes on cash and cash equivalents                      (27)            3
Cash and cash equivalents at the beginning of period                           11,675         3,708
                                                                             --------      --------
Cash and cash equivalents at end of period                                   $  7,770      $  2,227
                                                                             ========      ========

     See accompanying notes to unaudited consolidated financial statements

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars, except per-share amounts)


1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of Medialink Worldwide Incorporated and its subsidiaries (the "Company"), which have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles, should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The Company believes that all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation have been included in the financial statements. The operating results of any quarter are not necessarily indicative of the results for any future period.

On December 31, 2004, the Company sold its research division, Delahaye, a provider of public relations research services for businesses and other organizations. Delahaye's operations are reflected as a discontinued operation for all periods presented in the accompanying unaudited consolidated financial statements, and the operating results of Delahaye through December 31, 2004, the date of sale, are reflected separately from the results of continuing operations.

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation, including reclassifications to reflect the presentation of Delahaye as a discontinued operation in 2004.


2.    Summary of Significant Accounting Policies

Revenue Recognition

Revenue for webcasts, satellite media tours and other live events, and the production of video news releases and still photographs are recognized upon substantial completion of the services being provided. Revenue from the distribution and monitoring of video news releases and the distribution of printed news releases is recognized upon distribution of such releases. Revenue from Teletrax(TM) services are recognized ratably over the period of service being provided. Revenue from the sale of equipment is recognized upon installation and acceptance by the client.

Operating Costs

Direct costs primarily represent incremental third-party costs incurred in connection with providing services to clients, including production costs. Direct costs also include incremental costs incurred for commissions paid to salaried sales personnel. Selling, general, and administrative costs include all internal costs, including payroll-related and other internal costs incurred in connection with providing services to clients, including all internal production costs.


3.    Earnings (Loss) per Share

Basic earnings  (loss) per share of common stock is computed by dividing  income
(loss) available to common stockholders by the weighted average number of common shares outstanding. There were no reconciling items to net loss to arrive at loss available to common stockholders for the quarterly and year-to-date periods ended September 30, 2005 and 2004. Diluted earnings (loss) per share of common stock is computed by giving effect to all dilutive potential common shares. The number of shares used in the calculation of diluted earnings (loss) per share for the nine months ended September 30, 2005 and 2004, excluded 102,934 and 112,726, respectively, of incremental shares related to stock options and warrants. The number of shares used in the calculation of diluted earnings
(loss) per share for the three months ended September 30, 2005 and 2004, excluded 34,321 and 62,011, respectively, of incremental shares related to stock options and warrants. Such incremental shares were excluded from the calculation of diluted earnings (loss) per share due to their antidilutive effect.

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


4.    Discontinued Operations

In December 2004, the Company sold substantially all of the assets and liabilities of its research division, Delahaye, for approximately $8,000, of which $7,700 was collected at closing with the balance to be paid upon settlement of any outstanding contingencies. Additionally, the proceeds are to be adjusted for the amount by which working capital on the date of the sale exceeds certain thresholds. The Company reached a settlement in October 2005 to settle all outstanding claims and contingencies. In connection with the settlement, the Company recorded an additional gain of $194 on the sale of the division for the nine months ended September 30, 2005.

Delahaye's operations are reported as a discontinued operation for all periods presented in the accompanying consolidated financial statements, and the operating results of Delahaye are reflected separately from the results of continuing operations through December 31, 2004, the date of sale. The results of operations and the gain on sale of Delahaye are presented as discontinued operations for the nine and three months ended September 30, 2005 and 2004, respectively, as follows:

                                                 Nine months ended       Three months ended
                                                    September 30,           September 30,
                                                -------------------      -------------------
                                                 2005        2004         2005        2004
                                                -------     -------      -------     -------
Revenues                                        $    --     $ 6,637      $    --     $ 2,351
                                                =======     =======      =======     =======

Income (loss) from operations before income
   taxes                                        $    --     $  (163)     $    --     $   140
Gain on sale of division                            284          --          224          --
                                                -------     -------      -------     -------

Income (loss) from discontinued operations
   before income taxes                              284        (163)         224         140
Income tax expense (benefit)                         90         (60)          90          --
                                                -------     -------      -------     -------

Income (loss) from discontinued operations      $   194     $  (103)     $   134     $   140
                                                =======     =======      =======     =======


5.    Stock Based Compensation

The Company accounts for stock-based employee compensation based on the intrinsic-value of stock options granted in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Information relating to stock-based employee compensation, including the pro forma effects had the Company accounted for stock-based employee compensation based on the fair value of stock options granted in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," is as follows:

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


                                                 Nine months ended         Three months ended
                                                    September 30,            September 30,
                                                --------------------      --------------------
                                                  2005         2004         2005         2004
                                                -------      -------      -------      -------
Net loss as reported                            $(3,225)     $(1,465)     $(1,173)     $  (456)
Stock-based compensation expense, net
   of tax, included in net loss as reported          --           --           --           --
Stock-based compensation expense, net
   of tax, under fair value method                 (190)        (128)         (32)         (64)
                                                -------      -------      -------      -------

Pro forma net loss                              $(3,415)     $(1,593)     $(1,205)     $  (520)
                                                =======      =======      =======      =======

Basic and diluted net loss per share as
   reported                                     $ (0.54)     $ (0.24)     $ (0.19)     $ (0.08)
Pro forma basic and diluted net loss per
   share                                        $ (0.57)     $ (0.27)     $ (0.20)     $ (0.09)

The fair value of each grant of stock options is estimated using the Black-Scholes option pricing model. During the nine months ended September 30, 2005, the Company granted 30,000 options with four-year vesting periods to employees. The following weighted average assumptions were used in calculating the fair value of stock options granted:

                                                    2005            2004
                                                    ----            ----

           Expected volatility                      .486            .600
           Risk-free interest rate                 3.79%           3.42%
           Expected life                         7.22 years       5 years
           Dividend yield                            0%              0%


6.    Supplemental Cash Flow Information:

Cash paid for interest and income taxes during the nine months ended September 30, 2005 and 2004, was as follows:

                                                     2005             2004
                                                 -------------    -------------
       Interest                                  $        326     $        233

       Income taxes                              $        481     $         72


7.    Preferred Stock

During 2001, the Company's Board of Directors approved the adoption of a Preferred Stock Rights Agreement (the "Rights Agreement"), under which a dividend distribution of one preferred stock purchase right (the "Purchase Right") was declared for each outstanding share of the Company's common stock, payable to common stockholders of record at the close of business on August 30, 2001. Each Purchase Right has an exercise price of $50.00 and entitles the holder to purchase one one-thousandth of a share of the Company's Series A
Participating Preferred Stock (the "Series A Preferred"). The Purchase Rights continue to be represented by, and trade with, the Company's common stock certificates unless the Purchase Rights become exercisable, which will only occur, with certain exceptions, in the event that a person or group acquires, or announces a tender or exchange offer to acquire, a beneficial ownership of 15% or more of the Company's common stock then outstanding. As of September 30, 2005, and December 31, 2004, the Company's Board of Directors have authorized 50,000 shares of the Series A Preferred, none of which was issued or outstanding.

                MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


8.    Recent Accounting Pronouncements

In December 2004, Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), was issued. SFAS No. 123R, which replaces SFAS No. 123 and supercedes APB No. 25, requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values beginning with the first interim or annual period commencing after December 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in its first quarter of fiscal 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retroactive adoption alternatives. Under the modified retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded at the beginning of the first quarter of adoption of SFAS No. 123R, while the modified retroactive method requires that compensation expense be recorded at the beginning of the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have an adverse impact on its consolidated results of operations and earnings per share. The Company has not yet determined the transition method or the effect of adopting SFAS No. 123R.

In May 2005, SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3," was issued and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required by accounting pronouncements that do not contain transition provisions. SFAS No. 154 requires, among other things, the retrospective application to prior periods' financial statements of changes in accounting principles as opposed to including in net income the cumulative effect of the change in accounting principal in the period of adoption, which was the standard under APB Opinion No. 20, "Accounting Changes." The impact of the adoption of SFAS No. 154 on the Company's financial condition or results of operations is not determinable since SFAS No. 154 only affects the adoption of accounting standards in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this Quarterly Report on Form 10-Q are "forward looking" statements (within the meaning of the Private Securities Litigation Reform Act of 1995, as amended). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. See "Risk Factors" below for a description of certain factors that might cause such a difference.

The following discussion and analysis (in thousands of dollars) should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto.


RESULTS OF OPERATIONS

Nine months ended September 30, 2005, compared to nine months ended September 30, 2004

Revenues for the nine months ended September 30, 2005, of $26,598 decreased by $913, or 3.3%, from $27,511 for the comparable 2004 period. Revenues for the nine months ended September 30, 2005 and 2004, were derived from the Company's two lines of business, Media Communication Services and Teletrax(TM), as follows:

                                   2005        2004        $ Change     % Change
                                  -------     -------      -------      --------

Media Communications Services     $25,139     $26,342     $(1,203)        (4.6%)
Teletrax(TM)
   Service revenue                  1,299         873         426         48.8%
   Equipment sales                    160         296        (136)       (45.9%)
                                  -------     -------      -------

Total TeletraxTM                    1,459       1,169         290         24.8%
                                  -------     -------      -------


Total revenue                     $26,598     $27,511     $  (913)        (3.3%)
                                  =======     =======      =======

Revenues from Media Communications Services in the first nine months of 2005 decreased by $1,203, or 4.6%, as compared to the comparable 2004 period. This decrease was primarily the result of a significant decline in business from a major customer. In addition, the Company experienced a decrease in demand for its services in April 2005 largely due to the unusually protracted global news coverage of major world events, including the death of Pope John Paul II. Total revenues from Teletrax(TM) operations for the first nine months of 2005 increased by $290 as compared to the comparable 2004 period. An increase in Teletrax(TM) service revenues of $426, or 48.8%, which was primarily the result of an increase in the number of clients being served, was partially offset by a decline in equipment sales in the first nine months of 2005 of $136 as compared to the 2004 period. Service revenues in the first nine months of 2005 were derived from 15 clients as compared to 9 clients in the comparable 2004 period.

Direct costs in the first nine months of 2005 decreased by $148 as compared to the comparable 2004 period primarily as a result of the decline in revenues. Direct costs as a percentage of revenue in the first nine months of 2005 remained relatively flat with the comparable period in 2004, increasing to 39.8% in 2005 from 39.0% in 2004.

Selling, general, and administrative expenses ("SG&A") in the first nine months of 2005 increased by $2,094 as compared to the comparable 2004 period, and as a percentage of revenue increased to 68.2% in 2005 from 58.3% in 2004. Payroll-related costs increased by $889 in the 2005 period as a result of additional staffing for sales and promotion efforts for TeletraxTM and for additions made to executive management as well as from additional costs incurred in the Media Communications Services business. Non-payroll SGA increased by $1,205 primarily as the result of additional professional fees and non-payroll personnel costs incurred in the 2005 period.

Depreciation and amortization expense in the first nine months of 2005 decreased by $128 from the comparable 2004 period. This decrease was primarily the result of amortization in the 2004 period on intangible assets that were fully amortized by the end of 2004, resulting in no corresponding expense in the 2005 period. Depreciation and amortization for the nine months ended September 30, 2005 and 2004, includes depreciation related to Teletrax(TM) of $451 and $399, respectively.

During the first nine months of 2004, the Company recorded a loss on the impairment of investments of $342 related to two investments accounted for under the equity method, both of which were determined to have no value in 2004. In addition, during the 2004 period the Company recorded a loss from a joint venture of $184.

The Company had an operating loss of $3,364 in the first nine months of 2005 as compared to an operating loss of $1,159 in the comparable 2004 period. The operating losses in the 2005 and 2004 periods included operating losses of $1,972 and $1,532, respectively, from the Company's 76%-owned subsidiary, Teletrax(TM). The Company's results include 100% of the losses from Teletrax(TM) since the minority shareholder has no future funding obligations.

Interest expense, net of interest income, increased by $132 in the first nine months of 2005 as compared to the 2004 period primarily due to the issuance of $5,000 convertible debentures in November 2004. Interest expense in the 2005 period related to these debentures was $509, which included $198 of amortization of discount and deferred financing fees. Prior to the issuance of the convertible debentures, the Company had available a line of credit, which was fully paid off in December 2004. Interest expense on the Company's line of credit in the first nine months of 2004 totaled $224. The increase in interest expense was partially offset by an increase in interest income during the 2005 period of $145 resulting from higher average cash balances during the 2005 period as compared to the 2004 period.

The Company established a valuation allowance to fully reserve its deferred tax assets at December 31, 2004, based on its assessment that it was not more likely than not that the benefit associated with the deferred tax assets will be realized in future periods. Based on its most recent projections, the Company continues to believe that it is not more likely than not that such benefits will be realized, and therefore has established a valuation allowance to fully reserve its deferred tax assets at September 30, 2005. The valuation allowance was $3,593 and $2,803 at September 30, 2005, and December 31, 2004, respectively.

Three months ended September 30, 2005, compared to three months ended September 30, 2004

Revenues for the third quarter of 2005 of $8,827 decreased by $394, or 4.3%, from $9,221 for the comparable 2004 quarter. Revenues for the third quarter of 2005 and 2004 were derived from the Company's Media Communication Services and Teletrax(TM) businesses as follows:


                                   2005       2004     $ Change      % Change
                                  ------     -------   --------      --------

Media Communications Services     $8,261     $8,873     $ (612)        (6.9%)
Teletrax(TM)
   Service revenue                   444        290        154         53.1%
   Equipment sales                   122         58         64        110.3%
                                  ------     ------     ------

Total TeletraxTM                     566        348        218         62.6%
                                  ------     ------     ------

Total revenue                     $8,827     $9,221     $ (394)        (4.3%)
                                  ======     ======     ======

Revenues from Media Communications Services in the third quarter of 2005 decreased by $612, or 6.9%, as compared to the comparable 2004 quarter. This decrease was primarily the result of a significant decline in business from a major customer. Total revenues from Teletrax(TM) operations for the third quarter of 2005 increased by $218 as compared to the comparable 2004 quarter. Teletrax(TM) service revenues increased by $154, or 53.1%, which primarily resulted from an increase in the number of clients being served, and equipment sales in the third quarter of 2005 increased by $64 as compared to the 2004 quarter. Service revenues in the third quarter of 2005 were derived from 15 clients as compared to 9 clients in the comparable 2004 quarter.

Direct costs in the third quarter of 2005 decreased by $282 as compared to the comparable 2004 quarter primarily as a result of the decline in revenues. Direct costs as a percentage of revenue in the third quarter of 2005 decreased to 41.0% from 42.3% in the 2004 quarter.

SG&A in the third quarter of 2005 increased by $719 as compared to the comparable quarter in 2004, and as a percentage of revenue increased to 68.7% in the 2005 quarter from 58.0% in the 2004 quarter. Payroll-related costs increased by $299 in the 2005 quarter as a result of additional staffing for sales and promotion efforts for TeletraxTM and for additions made to executive management as well as from additional costs incurred in the Media Communications Services business. Non-payroll SGA increased by $420 primarily as the result of additional professional fees and non-payroll personnel costs incurred in the 2005 quarter.

Depreciation and amortization expense in the third quarter of 2005 decreased by $53 from the comparable 2004 quarter. This decrease was primarily the result of amortization in the 2004 period on intangible assets that were fully amortized by the end of 2004, resulting in no corresponding expense in the 2005 period. Depreciation and amortization for the third quarter of 2005 and 2004 includes depreciation related to Teletrax(TM) of $152 and $134, respectively.

The Company had an operating loss of $1,246 in the third quarter of 2005 as compared to an operating loss of $516 in the comparable 2004 quarter. The operating losses in the 2005 and 2004 quarters included operating losses of $751 and $530, respectively, from Teletrax(TM).

Interest expense, net of interest income, increased by $71 in the third quarter of 2005 as compared to the 2004 quarter primarily due to the issuance of the aforementioned convertible debentures. The increase in interest expense was partially offset by an increase in interest income during the 2005 quarter of $53 resulting from higher average cash balances during the 2005 quarter as compared to the 2004 quarter.


FINANCIAL CONDITION

The Company continues to finance its operations and capital investment requirements from its existing cash reserves, which totaled $7,770 at September 30, 2005. The Company's cash reserves were initially generated from $5,000 of convertible debentures issued in November 2004 and from the initial proceeds of $7,700 from the sale of Delahaye, the Company's research division, in December 2004.

During the first nine months of 2005, accounts receivable decreased by $1,332 due primarily to the timing of cash receipts from customers and the Company's expected lower seasonal revenues in the months immediately preceding the quarter ended September 30, 2005, as compared to the revenues in the months immediately preceding the year ended December 31, 2004. Accounts payable and accrued expenses decreased by $2,146 during the first nine months of 2005 due to the timing of payments to vendors. Working capital in the first nine months of 2005 decreased by $3,082 primarily as a result of funding the Company's operating losses and funding capital investments made during the period, including amounts expended for TeletraxTM and Mediavision.

Cash flows from operating activities during the first nine months of 2005 decreased by $3,469 as compared to the comparable period in 2004 due primarily to a decrease in cash generated from operations and from an increase in tax payments in 2005. During the first nine months of 2005, the Company invested $1,009 in new equipment, expended $171 related to its Mediavision product, and repaid $75 of capital lease obligations. These amounts were primarily funded from the Company's working capital and $280 in proceeds received upon the exercise of stock options.

The Company expects to spend approximately $1,500 over the course of the next twelve months for capital improvements primarily for the continuing build out of the infrastructure for Teletrax(TM) and for modernization of its Media
Communications Services business. The Company intends to finance these expenditures with working capital.

There were no material changes to the Company's contractual obligations during the first nine months of 2005. The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

The Company believes that its working capital will provide sufficient cash flows to fund its cash needs throughout 2005.


CRITICAL ACCOUNTING POLICIES

Management must make certain estimates and assumptions in preparing the financial statements of the Company. Certain of these estimates and assumptions relate to matters that are inherently uncertain as they pertain to future events. Management believes that the estimates and assumptions used in preparing the financial statements of the Company were the most appropriate at that time, although actual results could differ significantly from those estimates under different conditions.

Note 1, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, provides a detailed discussion of the various accounting policies of the Company. We believe that the following accounting policies are critical since they require subjective or complex judgments that could potentially affect the financial condition or results of operations of the Company.

Allowance for Doubtful Accounts

The Company assesses the carrying value of its accounts receivable based on management's assessment of the collectibility of specific customer accounts, which includes consideration of the credit worthiness and financial condition of those specific customers. The Company also assesses the carrying value of accounts receivable balances based on other factors, including historical experience with bad debts, customer concentrations, the general economic environment, and the aging of such receivables. The Company records an allowance for doubtful accounts to reduce its accounts receivable balance to the amount that is reasonably believed to be collectible. Based on the Company's estimates, an allowance for doubtful accounts of $721 was established at September 30, 2005, compared to an allowance of $593 at December 31, 2004. A change in the Company's assumptions, including the credit worthiness of customers and the default rate on receivables, would result in the Company recovering an amount of its accounts receivable that differs from its current carrying value. Such difference, either positive or negative, would be reflected as a component of the Company's SG&A expense in future periods.

Valuation of Long-Lived Assets

In assessing the carrying value of its property and equipment and other long-lived assets in accordance with Statement of Financial Accounting Standards
(SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews such assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the carrying value of the assets to the future undiscounted cash flows the assets are expected to generate. If it is determined that the carrying amount is not recoverable, an impairment is recognized equal to the amount by which the carrying value of the asset exceeds its fair market value. No events or changes in circumstances have occurred that required the Company to assess the recoverability of its property and equipment, and therefore the Company has not recognized any impairment charges. A change in the Company's business climate in future periods, including an inability to effectively market and sell new service offerings in which significant investments have been made or a general downturn in one of the Company's operations, could lead to a required assessment of the recoverability of the Company's long-lived assets, which may subsequently result in an impairment charge.

Valuation of Goodwill

In assessing the carrying value of goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," the Company compared the carrying value of its reporting units to their fair values. The Company is required to test its goodwill for impairment at least annually, and more frequently if an event occurs or circumstances change to indicate that an impairment may have occurred. The Company's annual testing date is September 30. In accordance with SFAS No. 142, the Company aggregated certain components to arrive at one of its reporting units. The Company estimated the fair value of its reporting units using a discounted cash flow approach. In estimating the fair value of its reporting units, the Company had to make various assumptions, including projections of future revenues based on assumed long-term growth rates, estimated costs, and the appropriate discount rates. The estimates used by the Company for long-term revenue growth and future costs are based on historical data, various internal estimates, and a variety of external sources, and are developed as part of the Company's routine long-range planning process. The carrying value of the Company's goodwill was approximately $13,000 at September 30, 2005. Based on the use of these assumptions in estimating the fair value of each reporting unit, there was no impairment of goodwill as of September 30, 2005. A change in the Company's assumptions, including lower long-term growth rates, higher operating costs, or higher discount rates could cause a change in the estimated fair value of the Company's reporting units, and therefore could result in an impairment of goodwill, which would have a significant adverse effect on the Company's results of operations.

Income Taxes

In assessing the recoverability of its deferred tax assets, the Company compared the carrying value of its deferred tax assets to the tax-effected projections of its taxable income over future periods in which such assets could be realized. In estimating its future taxable income, the Company had to make various assumptions about its future operating performance. Based on the Company's projection of future taxable income, which include the effects of recent operating and tax losses, management believed that it was not more likely than not that the benefit associated with the deferred tax assets will be realized in future periods. Accordingly, a valuation allowance in the amount of $3,593 and $2,803 at September 30, 2005, and December 31, 2004, respectively, was established to fully reserve against the carrying value of the Company's deferred tax assets. A change in the Company's assumptions, including better operating performance than projected, could result in a change in the amount of deferred tax assets that will be recovered, and therefore could result in a reduction to the valuation allowance established at September 30, 2005. Such an adjustment would be reflected as a component of the Company's provision for income taxes in the period of the adjustment.

RISK FACTORS

Major News Events

Events that dominate news broadcasts, such as the events of September 11, 2001, or the involvement by the United States in a war, may cause the Company's clients to delay or not use the Company's services for a particular project as such clients may determine that their messages may not receive adequate attention in light of the coverage received by these other news events. Such circumstances could have a material adverse effect on the Company's business, operating results, and financial condition.

Susceptibility to General Economic Conditions

The Company's revenues are affected by its clients' marketing communications spending and advertising budgets. The Company's revenues and results of operations may be subject to fluctuations based upon general economic conditions in the geographic locations where it offers its services or distributes its material. If there were to be a continued economic downturn or a continued recession in these geographic locations, then the Company expects that business enterprises, including its clients and potential clients, could substantially and immediately reduce their marketing and communications budgets. In the event of such an economic climate, there would be a material adverse effect on the Company's business, operating results, and financial condition.

Receptiveness of the Media to Our Services; Changes in Our Marketplace

The Company is the leading provider of creative and distribution services to corporations and other organizations seeking to communicate with the public through the news media. If the marketplace for our services should change or if the news media, as a result of recent events or a perceived reduction in the value of our services or otherwise, should not be as receptive to our services or should decide to reduce or eliminate its use of the news that the Company distributes, there would be a material adverse effect on the Company's business, operating results, and financial condition.

Competition

The markets for the Company's services are highly competitive. The principal competitive factors affecting the Company are effectiveness, reliability, price, technological sophistication, and timeliness. Numerous specialty companies compete with the Company in each of its service lines although no single company competes across all service lines. Some of the Company's competitors or potential competitors have longer operating histories, longer client relationships, and significantly greater financial, management, technological, sales, marketing, and other resources than the Company. In addition, clients could perform internally all or certain of the services provided by the Company rather than outsourcing such services. The Company could face competition from companies in related communications markets, which could offer services that are similar or superior to those offered by the Company. In addition, national and regional telecommunications providers could enter the market with materially lower electronic delivery costs, and radio and television networks could also begin transmitting business communications separate from their news programming. The Company's ability to maintain and attract clients depends to a significant degree on the quality of services provided and its reputation among its clients and potential clients as compared to that of its competitors. There can be no assurance that the Company will not face increased competition in the future or that such competition will not have a material adverse effect on the Company's business, operating results, and financial condition.

New Services

The Company must develop new services to remain competitive, maintain or grow market share, and to operate in new markets. There can be no assurance that the Company will be successful in developing new services, or that those new services will meet customer needs. Because of the costs incurred to develop new services, the potential inability of the Company to market these services successfully may have a material adverse effect on the Company's business, operating results, and financial condition.

Governmental Regulations

Changes in governing laws and regulations could, directly or indirectly, adversely affect our operations. Limitations, restrictions, or conditions imposed by the these laws and regulations on the Company or on the news media could have the effect of reducing the effectiveness of our services and could have a material adverse affect on the Company's business, operating results, and financial condition.

Provisions of Our Charter Documents May Have Anti-takeover Effects that Could Prevent a Change in Control Even if the Change in Control Would be Beneficial to our Stockholders

Provisions of the Company's amended and restated certificate of incorporation, its by-laws, and Delaware law could make it more difficult for a third party to acquire the Company, even if doing so would be beneficial to our shareholders.

Capital Requirements

One or more businesses could require, or benefit from, additional investment beyond the Company's current capability. Such additional funding could be raised by the Company, or one or more of its business units separately, and could have the effect of diluting shareholders' interests.

Other Risk Factors

Other risk factors include the Company's recent history of losses, its inability to achieve or maintain profitability, the effectiveness of its cost reduction programs, its ability to develop new services and market acceptance of such services, such as Teletrax(TM), its ability to develop new products and services that keep pace with technology, its ability to develop and maintain successful relationships with critical vendors, and the potential negative effects of international operations on the Company. In addition, future acquisitions or divestitures and the absence of long-term contracts with customers and vendors may adversely affect the Company's operations and have an adverse effect on its pricing, revenues, operating margins, and customer base.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market exposures are interest rate risk and foreign currency rate risk.

The Company had convertible debentures with a face value of $5,000 ($3,990 net of unamortized discount) outstanding at September 30, 2005. The interest rate on these debentures is the higher of 7% or the 6-month LIBOR rate (as defined) plus 4.50%. At September 30, 2005, the interest rate on the convertible debentures was 8.72%. A change in interest rates of 1.0% would result in a change in the annual interest costs under the convertible debentures by approximately $50 based on the face amount of outstanding borrowings at September 30, 2005.

The Company has two operations in the United Kingdom that result in foreign currency exposure to the British pound. As of and for the nine months ended September 30, 2005, these operations aggregated approximately 16% of the Company's current assets, approximately 25% of the Company's current liabilities, and approximately 28% of the Company's loss from continuing operations before income taxes. A fluctuation in the United States dollar to the British pound conversion rate would result in a change in the amount realized by the Company from the results of these operations and from the settlement of its monetary assets and liabilities denominated in British pounds.

Item 4. Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

From time to time, the Company becomes involved in various legal matters that the Company considers to be in the ordinary course of business. While the Company is not presently able to determine the potential liability, if any, related to any such matters, the Company believes that no such matters, individually or in the aggregate, will have a material adverse effect on its financial position.


Item 6. Exhibits

See Exhibit Index.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MEDIALINK WORLDWIDE INCORPORATED
                                      (Registrant)


                                      By: /s/ Laurence Moskowitz
                                          --------------------------
                                      Laurence Moskowitz
                                      Chairman of the Board, Chief Executive
                                      Officer, and President
                                      (Principal Executive Officer)

Dated: November 14, 2005


                                      By: /s/ Kenneth Torosian
                                          --------------------------
                                      Kenneth Torosian
                                      Chief Financial Officer
                                      (Principal Accounting Officer)

Dated: November 14, 2005

                                  EXHIBIT INDEX

  Exhibit No.                                   Description

         3.1 Amended and Restated Certificate of Incorporation of Medialink Worldwide Incorporated (Incorporated by reference to Exhibit No. 2.5 of Registrant's Registration Statement on Form 8-A filed on January 16, 1997 (File No. 000-21989)).

         3.2 Amendment 1 to the Amended and Restated By-Laws of Medialink Worldwide Incorporated (Incorporated by reference to Exhibit No. 3.2 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

         4.1 Preferred Stock Rights Agreement, dated as of August 16, 2001, between Medialink Worldwide Incorporated and Mellon Investor Services, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (Incorporated by reference to Exhibit No. 4.1 of Registrant's Registration
                  Statement on Form 8-A filed on August 16, 2001 (File No. 000-21989)).

         10.1 Amended and Restated Employment Agreement dated as of August 28, 2001, by and between Medialink Worldwide Incorporated and Laurence Moskowitz (Incorporated by reference to Exhibit No.
                  10.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

         10.2 Amended and Restated Employment Agreement dated as of August 28, 2001, by and between Medialink Worldwide Incorporated and
                  J. Graeme McWhirter  (Incorporated by reference to Exhibit No.
                  10.2 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

         10.3 Amended and Restated Employment Agreement dated as of January 1, 2002, by and between Medialink Worldwide Incorporated and Richard Frisch (Incorporated by reference to Exhibit No. 10.3 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

         10.4 Non-Compete Agreement, dated as of June 16, 1997, by and among Medialink Worldwide Incorporated, Corporate TV Group, Inc., and Richard Frisch (Incorporated by reference to Exhibit No.
                  28.2 of Registrant's Current Report on Form 8-K filed on July 1, 1997).

         10.5 Asset Purchase Agreement, dated as of June 16, 1997, by and among Medialink Worldwide Incorporated, Corporate TV Group, Inc., and Richard Frisch (Incorporated by reference to Exhibit No. 2.1 of Registrant's Current Report on Form 8-K filed on July 1, 1997).

         10.6 Registration Rights Agreement, made as of June 16, 1997, by and between Medialink Worldwide Incorporated and Richard
                  Frisch (Incorporated by reference to Exhibit No. 28.4 of Registrant's Current Report on Form 8-K filed on July 1,
                  1997).

         10.7 Medialink Worldwide Incorporated 401(k) Tax Deferred Savings Plan (Incorporated by reference to Exhibit No. 10.33 of Registrant's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14119)).

         10.8 Amended and Restated Stock Option Plan and form of Stock Option Agreement (Incorporated by reference to Exhibit No.
                  10.34 of Registrant's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14119)).

         10.9 Medialink Worldwide Incorporated 1996 Directors Stock Option Plan and form of 1996 Directors Stock Option Agreement
                  (Incorporated   by   reference   to  Exhibit   No.   10.35  of
                  Registrant's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14119)).

         10.10 Form of Indemnification Agreement (Incorporated by reference to Exhibit No. 10.10 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

         10.11 Forbearance Agreement (Incorporated by reference to Exhibit No. 10.11 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

         10.12    Employment  Agreement,  dated  as of  July  11,  2005,  by and
                  between  Medialink  Worldwide   Incorporated  and  Kenneth  G.
                  Torosian.

         10.13 Employment Agreement, dated as of September 9, 2005, by and between Medialink Worldwide Incorporated and Lawrence A. Thomas.

         31.1 Certification of the principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

         31.2 Certification of the principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

         32 Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.