Form 10-K
period 2005-12-31
MEDIALINK WORLDWIDE INC
filed 2006-03-31
CIK 812890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number 0-21989

Medialink Worldwide Incorporated
(Exact name of registrant as specified in its charter)

Delaware	52-1481284
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

708 Third Avenue, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 682-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	National Market System of NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [   ]   Accelerated filer [   ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates based on the closing market price on June 30, 2005, was $16,763,529.

The number of shares of the registrant’s common stock as of February 28, 2006, was 6,201,006 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2006 Definitive Proxy Statement to be filed with the Securities and Exchange Commission are incorporated by reference into Part III hereof.

TABLE OF CONTENTS

Item		Page
	PART I
1	Business	2
1A	Risk Factors	6
1B	Unresolved Staff Comments	7
2	Properties	7
3	Legal Proceedings	7
4	Submission of Matters to a Vote of Security Holders	7
	Executive Officers of the Company	8

	PART II
5	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9
6	Selected Financial Data	10
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
7A	Quantitative and Qualitative Disclosures About Market Risk	16
8	Financial Statements and Supplementary Data	16
9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	16
9A	Controls and Procedures	16
9B	Other Information	16

	PART III
10	Directors and Executive Officers of the Registrant	17
11	Executive Compensation	17
12	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	17
13	Certain Relationships and Related Transactions	17
14	Principal Accountant Fees and Services	17

	PART IV
15	Exhibits and Financial Statement Schedules	18
	Signatures	19

PART I

Certain statements made in this Annual Report on Form 10-K are “forward looking” statements (within the meaning of the Private Securities Litigation Reform Act of 1995, as amended). Such statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. See “Item 1A - Risk Factors” for a description of certain factors that might cause such a difference.

Item 1. Business.

General

Medialink Worldwide Incorporated and its subsidiaries (the “Company”, “Medialink”, “we”, “us”, “our”) is a leading global provider of broadcast media communications services to corporations and other organizations. Through our broadcast operations in the United States and the United Kingdom, we provide unique news and marketing media strategies and solutions that enable our clients to inform and educate their target audiences through various media, including television, radio, print, and the Internet. Through our U.S. Newswire division, we provide wire services to electronically distribute press releases and photography to news media and on-line services for domestic governmental, public affairs, and non-profit organizations.

Through our Teletrax subsidiaries, we provide video watermarking services to video content providers, such as entertainment companies, news organizations, television syndicators, and direct-response marketing companies. The Teletrax™ service provides broadcast television intelligence to enable our clients to monitor their content.

In December 2004 we sold our Delahaye division, through which we provided research services, including the analysis of public relations and corporate communications activities on behalf of corporate and other clients.

Medialink was incorporated in Delaware in 1986. Our website is http://www.medialink.com. Our Annual Reports on Forms 10-K, Quarterly Reports on Forms 10-Q, and Current Reports on Forms 8-K along with any amendments to those reports are available, free of charge, on or through our Web site as soon as reasonably practicable after we electronically file such reports with the Securities and Exchange Commission.

Segment Information

See Note 21 to Medialink’s consolidated financial statements for financial information about industry segments.

Services

Media Communications Services. Our media communications services consist of broadcast services and press release wire services.

Our broadcast services operations offer a range of video and audio consultation, production, distribution and monitoring services. Our video and audio offerings include video news releases and short-form promotional videos, live event broadcasts, audio news releases, and electronic press kits that are suitable for all broadcast media. Our clients can choose individual service offerings on a stand-alone basis or they can choose a suite of our service offerings and distribution channels to better target their intended audience. We provide our clients with consultative guidance to assist them in identifying potential interest in their message and on how to better reach their intended audience. We offer our clients all aspects of production, including scripting, recording, editing, and narration. We distribute our clients’ content directly to targeted television and radio stations through our comprehensive distribution platform and to on-line media outlets worldwide. In addition, we deliver client content in multiple formats directly to consumers and other directly targeted audiences via the Internet. Our wide range of standard and customized services enables our clients to build public recognition, highlight the launch of new products, manage crisis situations, and meet their other communications objectives. We monitor and analyze the extent to which content is aired through the use of three distinct services, used either independently or in combination. The services we use to monitor broadcasts include our Teletrax™ video watermarking service, Mediavision, our proprietary licensed broadcast video capture and retrieval service that retrieves video based on matching keyword searches against the closed captioning text used in broadcasts, and other monitoring services provided by third-party vendors. This monitoring and analysis provides valuable feedback to our clients about the size and type of audience that was reached, and the context in which the video was aired.

Video news releases are news stories that we write and produce to communicate a client’s public relations or corporate message, and are analogous to a printed press release, transforming the printed word into the sound and pictures that television newsrooms can use in programming. Video news releases are paid for by the client seeking to announce news and they are delivered to the media without charge. Produced in broadcast news style, video news releases relay the client’s news directly to television news decision makers who may use the video material either in full or edited form. Television stations decide whether and how to use video news releases and the corresponding “b-roll” to fill programming time, some on a regular basis. The “b-roll” is supplementary and back-up material that is provided with the video and generally does not contain the narrated audio track, providing broadcasters with the ability to choose select portions of the video and provide their own voice-over. We also provide our clients, through our “In the Know” offering, the ability to achieve guaranteed placement for their video release by directly purchasing the media time from select broadcasters. Short-form promotional videos are produced for internal use primarily by our corporate clients. The production of short-form promotional videos is similar to that for video news releases, but generally varies in the manner in which it is distributed.

Our service offerings for live event broadcasts include satellite media tours, radio media tours, video and audio conferences, webcasts, and special events broadcasts. Satellite media tours consist of a sequence of one-on-one satellite interviews with a series of pre-booked television reporters across the country or around the world. Satellite media tours typically involve an interview with an author, performer, executive, or other spokesperson promoting an upcoming event, product, movie, or book release. Satellite media tours generally are conducted from a studio but can originate from remote locations and may be aired live by the television station or recorded for a later airing. Radio media tours are similar to satellite media tours, but are targeted to radio stations.

Audio news releases are similar to video news releases, but are targeted to radio stations. Radio stations make editorial decisions on the use of this content and we provide guaranteed placement options through the direct purchase of media time. We also provide electronic press kits, which are video packages provided primarily to the entertainment industry to assist in promoting new content releases.

We rely on our long-standing distribution alliances and our relationships with major news organizations for distributing our broadcast services products to newsroom decision makers. We distribute video news releases via satellite transmission to newsrooms as well as through a digital distribution system that also is used for distribution directly to national networks, including ABC and CNN. In addition, we have arrangements with both CBS and FOX under which we have direct fiber-optic access for delivery to the national networks, which then redistribute the content to their network affiliates. Through an agreement with the Associated Press for the use of its AP Express newswire, we alert hundreds of television newsrooms to the clients’ impending video release so that interested stations can retrieve the content from their preferred distribution channel. We also notify television newsrooms of the availability of client content through e-mails and direct telephone calls made by our trained personnel. We continue to expand our distribution infrastructure, and in 2005 we began posting video and audio podcasts on the Internet through Yahoo! and Google. We have also developed a proprietary distribution platform for the advance notification and delivery of multi-media content to on-line newsrooms. Commencing in 2006, this proprietary distribution platform will also provide for the distribution of broadcast quality video to newsrooms and journalists by syndicating our clients’ content via RSS feeds and by direct placement on the websites of television news stations.

For international distribution, we rely on the services of the Associated Press, which for international markets provides both the notification of the availability of client content as well as the infrastructure through which such content is distributed.

Our press release wire services are provided through our U.S. Newswire division, which provides clients with immediate and simultaneous electronic distribution of news releases, media advisories, and press statements to the media and on-line services worldwide. U.S. Newswire distributes these releases via a direct wire service feed, as well as through e-mail, satellite, the Internet, and broadcast fax. U.S. Newswire also provides still photography services, including providing photographers for specific events requested by clients and consulting with clients to assist them in determining the most effective way of delivering their message in photographs.

Revenues in our media communications services segment, primarily those associated with broadcast services, are subject to seasonal fluctuations. The volume of projects from clients declines immediately after the year-end holiday season and again during the summer months, with the latter having a much more significant impact in Europe, resulting in lower revenues in the first and third quarters of each calendar year as compared to the second and fourth quarters. In addition, although not seasonal in nature, the revenues from broadcast services decline with the breaking of significant news events, which pose the risk of crowding out the clients’ message.

Video Watermarking Services. We provide our Teletrax™ video watermarking services through our majority-owned subsidiaries, TTX (US) LLC and TTX Limited, to entertainment companies, news organizations, television syndicators, and direct-response marketing companies. The Teletrax™ service enables owners of video content to embed an imperceptible and indelible digital watermark into their material whenever it is edited, broadcast, or duplicated. A global network of decoders, or “detectors,” then captures every broadcast incident of the embedded video whether via satellite, cable, or terrestrially and generates tracking reports for the original content owners. Reports of individual broadcast airings are delivered online in near real time to each client’s custom-designed portal or in data file transfers. Each client’s broadcast activity is updated dynamically, 24 hours a day, enabling clients to respond immediately to reported results such as changes in end-user preferences or detections of unauthorized use. The Teletrax™ service is built upon our extensive monitoring network and technology developed by Royal Philips Electronics.

We have expanded the Teletrax network of detectors to monitor the television broadcasts of more than 1,100 channels worldwide and include coverage of the top 150 domestic markets, representing more than 90% of all domestic television households. The international network monitors nearly 200 channels, broadcast from 50 nations, and comprised of 12 monitoring stations in North America, Europe, Asia, Australia, the Middle East, and South America.

Clients

Our media communications services’ client base encompasses more than 2,500 clients in a wide variety of enterprises and organizations, including automobile manufacturers, pharmaceutical companies, consumer goods companies, entertainment companies, numerous governmental and not-for-profit agencies and associations, and the public relations firms that represent the various entities. For the year ended December 31, 2003, revenues from Altria Group, Inc., and its subsidiaries represented approximately 16.8% of our media communications services revenues. No single client accounted for more than 10% of our media communications services revenues for the years ended December 31, 2005 and 2004. For the years ended December 31, 2005, 2004, and 2003, the five largest media communications services clients accounted for approximately 12.0%, 15.9%, and 25.9%, respectively, of the segment’s revenues and the fifty largest media communications services clients accounted for approximately 47.6%, 45.5%, and 51.1%, respectively, of the segment’s revenues. A significant reduction in business from any of the segment’s clients would not have a material adverse effect on Medialink. We have contracts with certain clients for media communications services but in most instances there is no contractual arrangement that would prevent clients from selecting other means to perform some or all of their work.

Our Teletrax™ video watermarking services’ client base primarily consists of entertainment companies, news organizations, television syndicators, and direct-response marketing companies. No single client or group of clients represents a significant portion of the segment’s revenues, and therefore a significant reduction in business from any of the video watermarking services’ clients would not have a material adverse effect on Medialink. All clients in the video watermarking services segment are under contract for a period of at least one year, and in most instances are under contract for periods up to three years.

Sales and Marketing

We rely primarily on an internal sales force and support staff of approximately 45 employees to sell and market our media communications services. In certain instances, because they have conducted business together over several years, the members of our internal sales force have established strong working relationships with their clients. These strong client relationships enable us to obtain repeat business over a long-term period in the absence of any contractual arrangement with our clients. However, because of these strong client relationships, the loss of any single member of our internal sales force could result in a decline in revenues if clients choose to move their business to another provider.

We rely on a separate internal sales force to sell and market our Teletrax™ video watermarking services. Since all clients in the video watermarking services segment are under contract, the loss of any member of the internal sales force should not result in a significant decline in revenues.

Competition

Media Communications Services. We have competitors in all of our media communications services offerings, although most competitors do not offer our whole array of services and therefore only compete with us for select services. Many of our competitors are specialty organizations that compete within a narrow band of our service offerings. Certain of our competitors have available greater financial, technological, marketing, and other resources, and therefore may pose a more significant challenge. We compete for media communications services on the basis of quality of service, price of service, the ability to satisfy client demands, and the ability to offer a wide variety of services, products, and distribution means to better disseminate our clients’ messages.

Video Watermarking Services. We have competitors for our video watermarking services, although such competitors rely on different technologies with different levels of reliability and integrity. We believe that our Teletrax™ service, which embeds an imperceptible watermark in the video that cannot be stripped or altered, provides greater reliability and integrity than our competitors’ offerings, which rely on such means as embedding a marker in an audio track or other technologies under which the marker can be removed either intentionally or unintentionally. We compete for video watermarking services based on the reliability of the Teletrax™ service and the ability for our clients to achieve a return on their investment based on this reliability.

Employees

As of December 31, 2005, we had 155 employees, 152 of whom were full-time salaried employees. In addition, we engage independent contractors and freelancers to supplement our work force during peak periods and on a project-by-project basis. We have no employees who were covered by a collective bargaining agreement. We believe that our relationships with our employees are satisfactory.

Geographic Information

See Note 21 to Medialink’s consolidated financial statements for financial information about geographic regions.

Item 1A. Risk Factors.

Major News Events – Events that dominate news broadcasts, such as the events of September 11, 2001, or the involvement by the United States in a war, may cause our clients to delay or not use our services for a particular project as such clients may determine that their messages may not receive adequate attention in light of the coverage received by these other news events. Such circumstances could have a material adverse effect on our business, operating results, and financial condition.

Susceptibility to General Economic Conditions – Our revenues are affected by our clients’ marketing communications spending and advertising budgets. Our revenues and results of operations may be subject to fluctuations based upon general economic conditions in the geographic locations where we offer services or distribute content. If there were to be a continued economic downturn or a continued recession in these geographic locations, then we expect that business enterprises, including our clients and potential clients, could substantially and immediately reduce their marketing and communications budgets. In the event of such an economic climate, there would be a material adverse effect on our business, operating results, and financial condition.

Receptiveness of the Media to Our Services; Changes in Our Marketplace – We are a leading provider of creative production and distribution services to corporations and other organizations seeking to communicate with the public through the news media. If the marketplace for our services should change or if the news media, as a result of recent events or a perceived reduction in the value of our services or otherwise, should not be as receptive to our services or should decide to reduce or eliminate its use of the news that we distribute, there would be a material adverse effect on our business, operating results, and financial condition.

Competition – The markets for our services are highly competitive. The principal competitive factors affecting us are effectiveness, reliability, price, technological sophistication, and timeliness. Numerous specialty companies compete with us in each of our service lines although no single company competes across all service lines. Compared to us, some of our competitors or potential competitors have longer operating histories, longer client relationships, and significantly greater financial, management, technological, sales, marketing, and other resources. In addition, clients could perform internally all or certain of the services we provide rather than outsourcing such services. We could face competition from companies in related communications markets, which could offer services that are similar or superior to those offered by us. In addition, national and regional telecommunications providers could enter the market with materially lower electronic delivery costs, and radio and television networks could also begin transmitting business communications separate from their news programming. Our ability to maintain and attract clients depends to a significant degree on the quality of services provided and our reputation among our clients and potential clients as compared to that of our competitors. There can be no assurance that we will not face increased competition in the future or that such competition will not have a material adverse effect on our business, operating results, and financial condition.

New Services – We must develop new services to remain competitive, maintain or grow market share, and to operate in new markets. There can be no assurance that we will be successful in developing new services, or that those new services will meet client needs. Because of the costs incurred to develop new services, our potential inability to market these services successfully may have a material adverse effect on our business, operating results, and financial condition.

Governmental Regulations – Changes in governing laws and regulations could, directly or indirectly, adversely affect our operations. Limitations, restrictions, or conditions imposed on us by these laws and regulations or on the news media could have the effect of reducing the effectiveness of our services and could have a material adverse effect on our business, operating results, and financial condition.

Provisions of Our Charter Documents May Have Anti-takeover Effects that Could Prevent a Change in Control Even if the Change in Control Would be Beneficial to our Stockholders –Provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders.

Capital Requirements – One or more businesses or service offering could require, or benefit from, additional investment beyond our current capability. If such additional funding was raised by us, or one or more of our business units separately, it could have the effect of diluting shareholders’ interests.

Other Risk Factors – Other risk factors include our recent history of losses, our inability to achieve or maintain profitability, our ability to develop new services and market acceptance of such services, such as Teletrax™, our ability to develop new products and services that keep pace with technology, our ability to develop and maintain successful relationships with critical vendors, and the potential negative effects of our international operations. In addition, future acquisitions or divestitures and the absence of long-term contracts with clients and vendors may adversely affect our operations and have an adverse effect on our pricing, revenues, operating margins, and client base.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We rent our corporate headquarters in New York City under a lease that expires in 2010. This New York City location is also our primary facility for providing the domestic broadcast services of our media communications services segment and serves as the domestic base for our video watermarking services segment. Under a lease that expires in 2006, we rent a facility in London that serves as our primary facility for providing international media communications services and as the international base for our video watermarking services. We rent a facility in Washington, DC, under a lease that expires in 2008, that is our primary facility for providing press release wire services and also serves as a satellite sales office for broadcast services. We rent a facility in Norwalk, CT, under a lease that expires in 2009 that serves as our information technology base. We also rent various smaller facilities in Los Angeles, San Francisco, Chicago, and Dallas that serve as satellite sales offices. We believe that our facilities are adequate to meet our needs.

Item 3. Legal Proceedings.

From time to time, we become involved in various legal matters that we consider to be in the ordinary course of business. While we cannot presently determine the potential liability, if any, related to any such matters, we believe that no such matters, individually or in the aggregate, will have a material adverse effect on our financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

EXECUTIVE OFFICERS OF THE COMPANY

The following table lists the executive officers of the Company. Officers are appointed by and serve at the discretion of the Board of Directors.

Name	Age	Position

Laurence Moskowitz	54	Chairman of the Board, Chief Executive Officer, and President
Lawrence Thomas	44	Chief Operating Officer
Kenneth G. Torosian	44	Chief Financial Officer
William McCarren	50	Vice President, President - U.S. Newswire
J. Graeme McWhirter	50	Former Executive Vice President, Chief Financial Officer, Secretary, and Director.

Laurence Moskowitz, a co-founder of the Company, has served as Chairman of the Board of Directors, Chief Executive Officer, and President of the Company since its inception in 1986.

Lawrence Thomas has served as Chief Operating Officer of the Company since September 2005. From March 2005 until his appointment as Chief Operating Officer of the Company, Mr. Thomas served as President of MultiVu, a provider of broadcast and multimedia production and global distribution services. Mr. Thomas previously served at MultiVu as Senior Vice President of Sales and Operations from September 2003 through March 2005 and as Vice President from April 2002 through September 2003. Prior to such time, Mr. Thomas served as Vice President of Multimedia Services at PR Newswire Association LLC, MultiVu’s parent company that provides electronic delivery of news releases and information.

Kenneth G. Torosian has served as Chief Financial Officer of the Company since August 2005. From April 2004 until his appointment as Chief Financial Officer of the Company, Mr. Torosian served as the principal of Kerop Management Consultants LLC, a consulting firm. Through April 2004, Mr. Torosian served in various capacities at Applied Graphics Technologies, Inc., a provider of digital prepress and asset management services, including as Corporate Controller from January 1997 until August 2000, as Vice President of Finance from August 2000 until September 2001, and as Senior Vice President and Chief Financial Officer from September 2001 until August 2003.

William McCarren has served as President of the Company’s U.S. Newswire division, an entity he co-founded in 1986, since the Company acquired the operation in 1999. Mr. McCarren has also served as a Vice President of the Company since 1999.

J. Graeme McWhirter, a co-founder of the Company, resigned as an officer and a director of the Company and its subsidiaries effective as of December 30, 2005. Mr. McWhirter previously served as Chief Financial Officer since 1986, as Executive Vice President since 1992, as Secretary since 2001, and as a director of the Company since 1998.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the National Market System of the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) under the symbol MDLK. The following table sets forth the high and low closing sales prices for each indicated:

	2005		2004
	High	Low	High	Low

Quarter ended March 31	$5.08	$3.42	$4.95	$3.20
Quarter ended June 30	$4.18	$2.91	$4.38	$3.44
Quarter ended September 30	$3.21	$2.56	$3.75	$2.70
Quarter ended December 31	$3.50	$2.77	$3.56	$3.00

As of February 28, 2006, there were approximately 109 registered holders of record of the Company’s common stock. No dividends have been paid on the Company’s common stock.

The following table sets forth certain information as of December 31, 2005, with respect to the Company’s equity compensation plans under which securities of the Company are authorized for issuance.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,066,919	$4.94	558,069

The Company does not have any equity compensation plans that have not been authorized by its stockholders.

The Company has neither sold any unregistered securities nor purchased any of its equity securities during the year ended December 31, 2005.

Item 6. Selected Financial Data.

	December 31,
	2005	2004	2003	2002	2001
	(In thousands of dollars, except per-share amounts)
Revenues	$36,172	$36,863	$35,383	$38,103	$38,610

Loss from continuing operations	$(5,740)	$(3,746)	$(2,338)	$(1,711)	$(4,862)

Loss per common share from continuing operations:
Basic	$(0.95)	$(0.62)	$(0.39)	$(0.29)	$(0.50)
Diluted	$(0.95)	$(0.62)	$(0.39)	$(0.29)	$(0.50)

Total assets	$32,926	$38,773	$37,186	$40,643	$40,813

Obligations under capital leases		$97	$173	$217	$95
Other long-term liabilities	$1,202
Convertible debentures	4,045	3,833	-	-	-
Total long-term obligations	$5,247	$3,930	$173	$217	$95

No cash dividends have been paid or declared on the Company’s common stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis (in thousands of dollars) should be read in conjunction with the Company’s consolidated financial statements and notes thereto.

Results of Operations

Year ended December 31, 2005, compared with 2004

       Revenues in 2005 decreased by $151, or 0.4%, as compared to 2004. Revenues from media communications services in 2005 decreased by $531, or 1.5%, to $34,708 primarily as a result of a decrease in revenues from broadcast services of $1,112, which was partially offset by an increase in press release wire services of $581. The decline in revenues from broadcast services was primarily the result of a significant decline in business from a major client. Revenues from Teletrax™ video watermarking services in 2005 increased by $380, or 23.4%, to $2,004 due primarily to an increase in service revenues of $560 resulting from an increase in the number of clients being served. Video watermarking services revenues also include $184 and $364 from equipment sales for the years ended December 31, 2005 and 2004, respectively.

Direct costs decreased by $161 in 2005, and as a percentage of revenue remained relatively flat with 2004, decreasing to 39.6% in 2005 from 39.8% in 2004.

Selling, general, and administrative (“SG&A”) expenses in 2005 increased by $4,033 as compared to 2004, and as a percentage of revenue increased to 71.1% in 2005 from 59.8% in 2004. SG&A expenses in 2005 included $2,010 in severance costs incurred as a result of the termination of senior operations and executive management personnel in the fourth quarter of 2005. Exclusive of such severance costs, SG&A expenses as a percent of revenue were 65.6% in 2005. Other payroll-related costs increased by $512 in 2005 primarily as the result of approximately $990 from additional staffing, including additions for executive management and sales personnel for Teletrax™ services, and additional costs incurred in the media communications business, partially offset by a decrease of approximately $563 for bonuses primarily as a result of certain deal-specific bonuses earned in 2004 with no corresponding bonuses being earned in 2005. Non-payroll SG&A increased by $1,511 primarily as a result of additional promotion costs, professional fees, and non-payroll personnel costs incurred in 2005.

Depreciation and amortization expense in 2005 decreased by $162 as compared to 2004 primarily as a result of amortization of intangible assets in 2004 that were fully amortized by the end of 2004, resulting in no corresponding expense in 2005. Depreciation and amortization in 2005 and 2004 includes depreciation related to Teletrax™ video watermarking services of $614 and $547, respectively.

The Company had an operating loss of $5,559 in 2005 as compared to an operating loss of $2,660 in 2004. The operating losses in 2005 and 2004 included operating losses of $2,651and $2,033, respectively, from the Company’s 76%-owned Teletrax subsidiaries. The Company’s results of operations included 100% of the losses from the Teletrax subsidiaries since the minority shareholder has no future funding obligations.

Interest expense, net of interest income, increased by $98 in 2005 as compared to 2004 primarily due to the issuance of $5,000 convertible debentures in November 2004. Interest expense in 2005 related to these debentures was $694, which included $266 of amortization of discount and deferred financing fees, an increase of $605 as compared to 2004. Prior to the issuance of the convertible debentures, the Company had available a line of credit, which was repaid in December 2004. Interest expense on the Company’s line of credit in 2004 totaled $301. The increase in interest expense was partially offset by an increase in interest income during 2005 of $191 resulting from higher average cash balances in 2005.

The Company established a valuation allowance to reserve for certain of its deferred tax assets at December 31, 2004, based on its assessment that it was not more likely than not that the benefit associated with the deferred tax assets will be realized in future periods. Based on its most recent projections, the Company continues to believe that it is not more likely than not that such benefit will be realized, and therefore has established a valuation allowance to reserve for certain of its deferred tax assets at December 31, 2005. The valuation allowance was $4,739 and $2,803 at December 31, 2005 and 2004, respectively.

Year ended December 31, 2004, compared with 2003

Revenues in 2004 were $1,480, or 4.2%, higher than in 2003. Revenues from media communications services in 2004 increased by $501, or 1.4%, to $35,239. Revenues from Teletrax™ video watermarking services in 2004 increased by $979, or 151.8%, to $1,624 due primarily to an increase in service revenues of $674 resulting from an increase in the number of clients being served. Video watermarking services’ revenues also include $364 and $59 from equipment sales for the years ended December 31, 2004 and 2003.

Direct costs increased by $2,065 in 2004, and as a percentage of revenues increased to 39.8% in 2004 from 35.7% in 2003. This increase in direct costs as a percentage of revenues was primarily attributable to changes in the service offering mix during 2004 as well as an increase in marketing communications services where the Company acts more like an advertising company purchasing paid placements on cable television.

SG&A expenses in 2004 decreased by $199 as compared to 2003. As a percentage of revenue, SG&A decreased to 59.8% in 2004 from 62.9% in 2003. Payroll-related costs increased by approximately $374 primarily as a result of an increase of approximately $580 for bonuses as a result of deal-specific bonuses earned in 2004 related to the sale of the Company’s research business and the convertible debenture financing, partially offset by a decrease related to employee termination costs incurred during 2003 with no corresponding costs incurred in 2004. Additional staffing and normal payroll increases in both media communication services and Teletrax™ video watermarking services also resulted in additional payroll-related costs of approximately $104 in 2004. Non-payroll SG&A decreased by $573 primarily as a result of lower costs in 2004 upon the completion of the first stage of the Teletrax™ network in 2003 and a decrease in advertising and marketing, travel and entertainment, and occupancy costs in media communications services in 2004.

The Company recognized a loss of $247 in 2004 related to its 50% interest in a joint venture interest as compared to a loss of $316 from this joint venture in 2003. In addition, the Company recorded impairment charges totaling $715 in 2004, which consisted of a loss of $342 on the impairment of two investments accounted for under the cost method and a non-cash charge of $373 to write off the remaining investment upon dissolution of the aforementioned joint venture.

The Company incurred a restructuring charge of $592 in 2003 related to the closing of a facility and a related sublease arrangement for office space in its Norwalk, CT, location.

The Company had an operating loss of $2,660 in 2004 as compared to an operating loss of $2,256 in 2003. The operating losses in 2004 and 2003 included operating losses of $2,033 and $2,448, respectively, from the Company’s 76%-owned Teletrax subsidiaries.

Interest expense, net of interest income, increased by $111 in 2004 as compared to 2003 primarily due to the issuance of $5,000 convertible debentures in November 2004. Interest expense in 2004 related to these debentures was $89, which included $41 of amortization of discount and deferred financing fees. Additionally, the Company experienced increases in interest rates during the latter part of 2003 and throughout 2004 on the Company’s previous line of credit facility, which further contributed to the increase in interest expense in 2004.

Although the Company incurred a loss from continuing operations before taxes of $3,053 in 2004, the Company recognized an income tax provision of $693 primarily as a result of an additional valuation allowance recorded against the Company’s deferred tax assets and certain state and local taxes. The Company established a valuation allowance to reserve for certain of its deferred tax assets at December 31, 2004, based on its assessment that it was not more likely than not that the benefit associated with the deferred tax assets will be realized in future periods. The valuation allowance at December 31, 2004, was $2,803, an increase of $1,839 from the valuation allowance at December 31, 2003. The Company is also subject to certain minimum state and local taxes in the various jurisdictions in which it conducts business, which result in a provision for income taxes being recognized on operating losses.

In connection with the sale in December 2004 of Delahaye, its division that provided research services, the Company recognized income from discontinued operations in 2004 of $2,775, which consisted of a gain on the sale of $3,049, net of taxes and transaction expenses, and a loss from operations of $274.

Liquidity and Capital Resources

The Company continues to finance its operations and capital investment requirements from its existing cash reserves, which totaled $7,303 at December 31, 2005. The Company’s cash reserves were generated from $5,000 of convertible debentures issued in November 2004, of which $2,000 was initially used to fully repay the Company’s line of credit facility, and from the proceeds of $7,700 from the December 2004 sale of Delahaye, the Company’s research division.

During 2005, accounts receivable decreased by $795 due primarily to the timing of cash receipts from clients. Other current assets decreased by $1,288 during 2005 primarily as a result of collections of non-trade receivables, including approximately $600 from the purchaser of the Company’s research division. Working capital at December 31, 2005, decreased by $4,228 from 2004 primarily as a result of funding the Company’s operating losses and funding capital investments made during the period, including amounts expended for Teletrax™.

Cash flows from operating activities during 2005 decreased by $4,762 as compared to 2004 due primarily to a decrease in cash generated from operations. During 2005, the Company invested $1,862 in new equipment and new technology products and repaid $117 of capital lease obligations. These amounts were primarily funded from the Company’s working capital and $280 in proceeds received upon the exercise of stock options.

The Company expects to spend approximately $1,750 over the course of the next twelve months for capital improvements primarily for the continuing build out of the infrastructure for Teletrax™ and for modernization of its media communications services business. The Company intends to finance these expenditures with working capital. The Company believes that its working capital will provide sufficient cash flows to fund its cash needs throughout 2006.

The Company does not believe that inflation has had a material impact on its business.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2005.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years

Long-term debt obligations	$5,000			$5,000
Capital lease obligations	70	$70
Operating lease obligations	10,735	3,263	$4,597	2,875
Other long-term liabilities	1,894	692	971	231
Total	$17,699	$4,025	$5,568	$8,106

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

Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements included in this Annual Report on Form 10-K provides a detailed discussion of the various accounting policies of the Company. We believe that the following accounting policies are critical since they require subjective or complex judgments that could potentially affect the financial condition or results of operations of the Company.

Allowance for Doubtful Accounts: The Company assesses the carrying value of its accounts receivable based on management's assessment of the collectibility of specific client accounts, which includes consideration of the credit worthiness and financial condition of those specific clients. The Company also assesses the carrying value of accounts receivable balances based on other factors, including historical experience with bad debts, client concentrations, the general economic environment, and the aging of such receivables. The Company records an allowance for doubtful accounts to reduce its accounts receivable balance to the amount that is reasonably believed to be collectible. Based on the Company’s estimates, an allowance for doubtful accounts of $610 was established at December 31, 2005, compared to an allowance of $593 at December 31, 2004. A change in the Company’s assumptions, including the credit worthiness of clients and the default rate on receivables, would result in the Company recovering an amount of its accounts receivable that differs from its current carrying value. Such difference, either positive or negative, would be reflected as a component of the Company’s SG&A expense in future periods.

Valuation of Long-Lived Assets: In assessing the carrying value of its property and equipment and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews such assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the carrying value of the assets to the future undiscounted cash flows the assets are expected to generate. If it is determined that the carrying amount is not recoverable, an impairment charge is recognized equal to the amount by which the carrying value of the asset exceeds its fair market value. No events or changes in circumstances have occurred that required the Company to assess the recoverability of its property and equipment, and therefore the Company has not recognized any impairment charges. A change in the Company’s business climate in future periods, including an inability to effectively market and sell new service offerings in which significant investments have been made or a general downturn in one of the Company’s operations, could lead to a required assessment of the recoverability of the Company’s long-lived assets, which may subsequently result in an impairment charge.

Valuation of Goodwill: In assessing the carrying value of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company compared the carrying value of its reporting units to their fair values. The Company is required to test its goodwill for impairment at least annually, and more frequently if an event occurs or circumstances change to indicate that an impairment may have occurred. The Company’s annual testing date is September 30. In accordance with SFAS No. 142, the Company aggregated certain components to arrive at one of its reporting units. The Company estimated the fair value of its reporting units using a discounted cash flow approach. In estimating the fair value of its reporting units, the Company had to make various assumptions, including projections of future revenues based on assumed long-term growth rates, estimated costs, and the appropriate discount rates. The estimates used by the Company for long-term revenue growth and future costs are based on historical data, various internal estimates, and a variety of external sources, and are developed as part of the Company’s routine long-range planning process. The carrying value of the Company’s goodwill was $13,006 at September 30, 2005. Based on the use of these assumptions in estimating the fair value of each reporting unit, there was no impairment of goodwill as of September 30, 2005, the most recent annual testing date. A change in the Company’s assumptions, including lower long-term growth rates, higher operating costs, or higher discount rates could cause a change in the estimated fair value of the Company’s reporting units, and therefore could result in an impairment of goodwill, which would have a significant adverse effect on the Company’s results of operations.

Income Taxes: In assessing the recoverability of its deferred tax assets, the Company compared the carrying value of its deferred tax assets to the tax-effected projections of its taxable income over future periods in which such assets could be realized. In estimating its future taxable income, the Company had to make various assumptions about its future operating performance. Based on the Company’s projection of future taxable income, which include the effects of recent operating and tax losses, management believed that it was not more likely than not that the benefit associated with the deferred tax assets will be realized in future periods. Accordingly, a valuation allowance in the amount of $4,739 and $2,803 at December 31, 2005 and 2004, respectively, was established to reserve against the carrying value of certain of the Company’s deferred tax assets. A change in the Company’s assumptions, including better operating performance than projected, could result in a change in the amount of deferred tax assets that will be recovered, and therefore could result in a reduction to the valuation allowance established at December 31, 2005. Such an adjustment would be reflected as a component of the Company’s provision for income taxes in the period of the adjustment.

Recent Accounting Pronouncements

In December 2004, SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), was issued. SFAS No. 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values beginning with the first interim or annual period commencing after December 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in its first quarter of fiscal 2006. Commencing January 1, 2006, the Company will use a binomial lattice model for valuing all share-based payments as opposed to using the Black-Scholes option price model, which the Company used for the pro forma disclosure requirements of SFAS No. 123. The Company will treat stock options with graded vesting that are granted after January 1, 2006, as a single grant on which compensation expense will be recognized over the service period as opposed to treating each individual vesting tranche as a separate grant. The Company has elected to use the modified prospective application for the transition upon the adoption of SFAS No. 123R, which requires compensation expense to be recognized on options granted subsequent to the adoption date as well as on options granted prior to the adoption date for which the requisite service period has not been completed as of December 31, 2005. Periods prior to the date that SFAS No. 123R is adopted are not adjusted under the modified prospective application. The Company estimates that the adoption of SFAS No. 123R will result in recognizing in future periods approximately $278 in compensation expense associated with stock options granted prior to the date of adoption of SFAS No. 123R for which the requisite service period has not been completed as of December 31, 2005. Of this total, the Company estimates that approximately $125 will be recognized in 2006. The Company expects that the adoption of SFAS No. 123R will have an adverse impact on its consolidated results of operations and earnings per share since, in addition to recognizing compensation expense on options granted prior to the adoption date, all future grants of stock options will result in the recognition of compensation expense.

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”, was issued and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required by accounting pronouncements that do not contain transition provisions. SFAS No. 154 requires, among other things, the retrospective application to prior periods’ financial statements of changes in accounting principles as opposed to including in net income the cumulative effect of the change in accounting principal in the period of adoption, which was the standard under APB Opinion No. 20, “Accounting Changes.” The impact of the adoption of SFAS No. 154 on the Company’s financial condition or results of operations is not determinable since SFAS No. 154 only affects the adoption of accounting standards in future periods.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market exposures are interest rate risk and foreign currency rate risk.

The Company had convertible debentures with a face value of $5,000 ($4,045 net of unamortized discount) outstanding at December 31, 2005. The interest rate on these debentures is the higher of 7% or the 6-month LIBOR rate (as defined) plus 4.50%. At December 31, 2005, the interest rate on the convertible debentures was 9.20%. A change in interest rates of 1.0% would result in a change in the annual interest costs under the convertible debentures of approximately $50 based on the face amount of outstanding borrowings at December 31, 2005.

The Company has two operations in the United Kingdom that result in foreign currency exposure to the British pound. As of and for the year ended December 31, 2005, these operations aggregated approximately 15% of the Company’s current assets, approximately 19% of the Company’s current liabilities, and approximately 21% of the Company’s loss from continuing operations before income taxes. A fluctuation in the United States dollar to the British pound conversion rate would result in a change in the amount realized by the Company from the results of these operations and from the settlement of its monetary assets and liabilities denominated in British pounds.

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Statements and Financial Statements commencing on page F-1 herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2005. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

(a)
Directors – The information with respect to directors required by this item is incorporated herein by reference to the Company’s 2006 Definitive Proxy Statement to be separately filed with the Securities and Exchange Commission by April 30, 2006.

(b)	Officers – The information with respect to officers required by this item is included at the end of Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Company”.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the Company’s 2006 Definitive Proxy Statement to be separately filed with the Securities and Exchange Commission by April 30, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required by this item is incorporated herein by reference to the Company’s 2006 Definitive Proxy Statement to be separately filed with the Securities and Exchange Commission by April 30, 2006.

The following table sets forth certain information as of December 31, 2005, with respect to the Company’s equity compensation plans under which securities of the Company are authorized for issuance.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,066,919	$4.94	558,069

The Company does not have any equity compensation plans that have not been authorized by its stockholders.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference to the Company’s 2006 Definitive Proxy Statement to be separately filed with the Securities and Exchange Commission by April 30, 2006.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the Company’s 2006 Definitive Proxy Statement to be separately filed with the Securities and Exchange Commission by April 30, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Listed below are the documents filed as part of this report:

1.	Financial Statements and the Report of Independent Registered Public Accounting Firm:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004, and 2003

Notes to consolidated financial statements

2.	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004, and 2003

3.	Exhibits:

See Exhibit Index commencing on page G-1 herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIALINK WORLDWIDE INCORPORATED

By: /s/ Laurence Moskowitz
Laurence Moskowitz
Chairman of the Board, Chief Executive Officer, and President
Date: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2006.

Signature	Title

By: /s/ Laurence Moskowitz
Laurence Moskowitz	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By: /s/ Kenneth G. Torosian
Kenneth G. Torosian	Chief Financial Officer (Principal Financial Officer)

By: /s/ Bruce Bishop
Bruce Bishop	Director

By: /s/ Harold Finelt
Harold Finelt	Director

By: /s/ John M. Greening
John M. Greening	Director

By:/s/ Donald Kimelman
Donald Kimelman	Director

By: /s/ Douglas S. Knopper
Douglas S. Knopper	Director

By: /s/ Catherine Lugbauer
Catherine Lugbauer	Director

By: /s/ James J. O’Neill
James J. O’Neill	Director

By: /s/ Theodore Wm. Tashlik
Theodore Wm. Tashlik	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors
Medialink Worldwide Incorporated:

We have audited the accompanying consolidated balance sheets of Medialink Worldwide Incorporated and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2005. In connection with our audit of the consolidated financial statements we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2005 included on page S-1. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medialink Worldwide Incorporated and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP

New York, New York

March 24, 2006

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per-share amounts)

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$7,303	$11,675
Accounts receivable, net of allowance for doubtful accounts of $610 and $593	5,584	6,379
Inventory	371	313
Prepaid expenses	566	390
Prepaid and refundable taxes	906	565
Other current assets	48	1,336
Total current assets	14,778	20,658

Property and equipment - net	4,380	4,069
Goodwill	13,006	13,006
Other assets	762	1,040

Total assets	$32,926	$38,773

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,665	$2,498
Accrued expenses and other current liabilities	5,922	6,358
Current portion of capital lease obligation	70	113
Taxes payable	-	340
Total current liabilities	7,657	9,309

Convertible debentures, net of unamortized discount of $955 and $1,167	4,045	3,833
Capital lease obligation, net of current portion	-	97
Other long-term liabilities	1,586	454
Total liabilities	13,288	13,693

Commitments and contingencies

Stockholders' Equity:
Series A Preferred stock: $.01 par value, authorized 50,000 shares; none issued and outstanding
Commonstock: $.01 par value, authorized 15,000,000 shares; issued and outstanding 6,155,360 shares in 2005 and 6,057,587 shares in 2004	62	61
Additional paid-in capital	26,591	26,291
Accumulated deficit	(6,279)	(733)
Accumulated other comprehensive loss	(393)	(196)
Common stock in treasury (at cost, 101,121 shares)	(343)	(343)
Total stockholders' equity	19,638	25,080
Total liabilities and stockholders' equity	$32,926	$38,773

See notes to consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share amounts)

	For the years ended December 31,
	2005	2004	2003

Revenues	$36,712	$36,863	$35,383

Operating expenses:
Direct costs	14,522	14,683	12,618
Selling, general, and administrative expenses	26,089	22,056	22,255
Depreciation and amortization	1,660	1,822	1,858
Loss from joint venture	-	247	316
Impairment of investments	-	715	-
Restructuring charges	-	-	592

Total operating expenses	42,271	39,523	37,639

Operating loss	(5,559)	(2,660)	(2,256)
Interest expense - net	(491)	(393)	(282)

Loss from continuing operations before taxes	(6,050)	(3,053)	(2,538)
Income tax expense (benefit)	(310)	693	(200)

Loss from continuing operations	(5,740)	(3,746)	(2,338)
Income (loss) from discontinued operations, net of tax	194	2,775	(354)

Net loss	$(5,546)	$(971)	$(2,692)

Net loss	$(5,546)	$(971)	$(2,692)
Other comprehensive income (loss)	(197)	152	7

Comprehensive loss	$(5,743)	$(819)	$(2,685)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$(0.95)	$(0.62)	$(0.39)
Income (loss) from discontinued operations	0.03	0.46	(0.06)

Net loss	$(0.92)	$(0.16)	$(0.45)

Weighted average number of common shares - basic and diluted	6,052	5,998	5,956

See notes to consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	For the years ended December 31,
	2005	2004	2003
		(Revised)	(Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,546)	$(971)	$(2,692)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,660	1,822	1,858
Provision for bad debts	158	147	(64)
Impairment of investments	-	715	-
Deferred income taxes	-	2,004	(150)
Loss from joint venture	-	247	316
Restructuring charges	-		592
Gain on sale of division and loss from discontinued operations, net of taxes	(194)	(2,775)	354
Other	296	32	-
Changes in operating assets and liabilities, net of effects of dispositions:
Accounts receivable	463	(477)	(12)
Prepaid expenses and other assets	1,015	(980)	(129)
Prepaid and refundable income taxes and taxes payable	(681)	466	1,579
Accounts payable and accrued expenses	(945)	3,453	(1,287)
Other liabilities	1,148	(49)	(86)
Net cash used in operating activities of discontinued operations	-	(1,498)	(235)
Net cash (used in) provided by operating activities	(2,626)	2,136	44

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,862)	(733)	(1,243)
Proceeds from sale of division	-	7,700
Capital contributions to joint venture	-	(255)
Entities purchased, net of cash acquired	-		(341)
Net cash used in investing activities of discontinued operations	-	(120)	(92)
Net cash (used in) provided by investing activities	(1,862)	6,592	(1,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	-	(5,500)	(1,304)
Borrowings under line of credit	-		267
Proceeds from issuance of convertible debentures	-	4,758	-
Proceeds from the issuance of common stock in connection with the exercise of stock options	280	44	4
Repayments of obligations under capital lease	(117)	(81)	(76)
Other financing activities	(13)	-	-
Net cash provided by (used in) financing activities	150	(779)	(1,109)

Net (decrease) increase in cash and cash equivalents	(4,338)	7,949	(2,741)
Effect of exchange rate changes on cash and cash equivalents	(34)	20	57
Cash and cash equivalents at the beginning of year	11,675	3,706	6,390

Cash and cash equivalents at end of year	$7,303	$11,675	$3,706

See notes to consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands of dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury

Balance at January 1, 2003	$59	$24,769	$2,930	$(355)	$(200)
Issuance of 125,622 shares of common stock in connection with acquisitions	1	274
Issuance of 1,600 shares of common stock in connection with exercise of stock options		4
Unrealized gain from foreign currency translation adjustments				7
Net loss			(2,692)

Balance at December 31, 2003	60	25,047	238	(348)	(200)
Warrants granted in connection with issuance of convertible debentures		1,200
Receipt of 43,997 shares of common stock as repayment of loan					(143)
Issuance of 15,257 shares of common stock in connection with exercise of stock options	1	44
Unrealized gain from foreign currency translation adjustments				152
Net loss			(971)

Balance at December 31, 2004	61	26,291	(733)	(196)	(343)
Issuance of 97,773 shares of common stock in connection with exercise of stock options	1	279
Unrealized loss from foreign currency translation adjustments				(197)
Compensation expense recognized on stock options		21
Net loss			(5,546)

Balance at December 31, 2005	$62	$26,591	$(6,279)	$(393)	$(343)

See notes to consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per-share amounts)

1. Organization

Medialink Worldwide Incorporated and its subsidiaries (the “Company”) provide broadcast media communications services and video watermarking services to corporations and other organizations. Through its broadcast operations in the United States and the United Kingdom, the Company offers news and marketing media strategies and solutions by providing consultation, production, distribution, and monitoring services that enable its clients to inform and educate their target audiences through various media. Through its U.S. Newswire division, the Company provides press release wire services for domestic governmental, public affairs, and non-profit organizations news sources. Through its Teletrax subsidiaries, the Company provides video watermarking services that provide broadcast television intelligence to video content providers such as entertainment companies, news organizations, television syndicators, and direct-response marketing companies, enabling clients to monitor their content.

2. Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all of its subsidiaries. The Company consolidates entities in which it owns greater than 50% of the voting equity of an entity or otherwise is able to exert control. The Company consolidates its 76%-owned Teletrax subsidiaries and includes 100% of the losses from these subsidiaries in its consolidated results of operations since the minority shareholder has no future funding obligations. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Cash and Cash Equivalents: Cash and cash equivalents include all cash balances and highly liquid investments having original maturities of three months or less.

Allowance for Doubtful Accounts: The Company recognizes bad debt expense on trade receivables through an allowance account using estimates based on past experience, and writes off trade receivables against the allowance account when the Company believes it has exhausted all available means of collection.

Inventory: Inventory consists solely of equipment for sale in connection with the Company’s video watermarking services. Inventory is valued at the lower of cost or market, with cost determined on a specific identification basis.

Property and Equipment: Property and equipment is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which generally range from three years for certain equipment to ten years for certain furniture and fixtures. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the shorter of their estimated useful lives or the terms of the leases.

Long-lived Assets: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the recoverability of its long-lived assets by comparing their carrying value to the expected future undiscounted cash flows to be generated from such assets when events or circumstances indicate that an impairment may have occurred.

Goodwill and Other Intangible Assets: In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite useful lives are not amortized, but rather are subject to an annual impairment test. The Company performs its annual impairment test on September 30 of each year, or more frequently if an event occurs or circumstances change to indicate than an impairment may have occurred. Intangible assets with finite useful lives are amortized over their useful lives.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity Investments: The Company accounts for its investments in other entities under the equity method when it owns between 20% and 50% of the voting equity and does not have the ability to exercise control over the other entity or is otherwise not required to consolidate the entity in accordance with Financial Accounting Standards Board Interpretation Number (FIN) 46(R), “Consolidation of Variable Interest Entities.” The Company accounts for its investments in other entities under the cost method when it owns less than 20% of the voting equity and does not exert significant influence. Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the fair value of an equity investment is less than its carrying amount and that such a decline in value is determined to be other than temporary.

Revenue Recognition: Revenue is generally recognized when the Company has substantially completed performance and no longer has a consequential obligation to its clients.

Media communications services: Revenue from the Company’s broadcast services offerings, including, the production of video and audio content and the broadcast of live events, is recognized upon substantial completion of the services being provided. Revenue from the distribution and monitoring of video and audio news releases is recognized upon distribution. Revenue from press release wire services is recognized upon distribution.

Video Watermarking Services: Revenue from Teletrax™ video watermarking services is recognized ratably over the period of service being provided. Revenue from the sale of equipment is recognized upon installation and acceptance by the client. Revenues include $184, $364, and $59 from equipment sales for the years ended December 31, 2005, 2004, and 2003, respectively.

Operating Costs: Direct costs primarily represent incremental third-party costs incurred in connection with providing services to clients, including production costs, as well as incremental costs incurred for commissions paid to salaried sales personnel. Selling, general, and administrative costs include all internal costs, including payroll-related and other internal costs incurred in connection with providing services to clients, including all internal production costs.

Advertising expenses: Advertising costs are generally expensed in the period in which the advertising appears in print or is broadcast. The Company incurred advertising expense, exclusive of sales and marketing efforts, of approximately $138, $146, and $253 for the years ended December 31, 2005, 2004, and 2003, respectively.

Income Taxes: The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Foreign subsidiaries are taxed according to the regulations existing in the countries in which they do business. Provision has not been made for United States income taxes on distributions that may be received from foreign subsidiaries, which are considered to be permanently invested overseas. A valuation allowance is recorded if it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods.

Foreign Currency Translation: Assets and liabilities of foreign operations are translated from the functional currency into United States dollars using the exchange rate in effect at the balance sheet date. Revenues and expenses of foreign operations are translated from the functional currency into United States dollars using the average exchange rate for the period. Adjustments resulting from the translation into United States dollars are included as a component of “Other comprehensive loss.”

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock-Based Compensation: Through December 31, 2005, the Company accounted for stock-based employee compensation based on the intrinsic value of the stock options granted in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Information relating to stock-based employee compensation, including the pro forma effects had the Company accounted for stock-based employee compensation based on the fair value of stock options granted in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” is as follows:

	2005	2004	2003
Net loss as reported	$(5,546)	$(971)	$(2,692)
Stock-based compensation expense, net of tax, included in net loss as reported	21	-	-
Stock-based compensation expense, net of tax, under fair value method	(349)	(165)	(259)

Pro forma net loss	$(5,874)	$(1,136)	$(2,951)

Basic and diluted loss per share as reported	$(0.92)	$(0.16)	$(0.45)

Pro forma basic and diluted loss per share	$(0.97)	$(0.19)	$(0.50)

Statements of Cash Flows: The consolidated statements of cash flows have been revised to reflect the cash flows from discontinued operations as a separate component of cash flows from operating activities and cash flows from investing activities. Such cash flows from discontinued operations had previously been combined and reported as a single amount for the years ended December 31, 2004 and 2003.

Estimates: The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications: Certain prior-period amounts in the accompanying financial statements have been reclassified to conform to the 2005 presentation.

Recently Issued Accounting Standards: In December 2004, SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), was issued. SFAS No. 123R, which replaces SFAS No. 123 and supercedes APB No. 25, requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values beginning with the first interim or annual period commencing after December 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in its first quarter of fiscal 2006. Commencing January 1, 2006, the Company will use a binomial lattice model for valuing all share-based payments as opposed to using the Black-Scholes option price model, which the Company used for the pro forma disclosure requirements of SFAS No. 123. The Company will treat stock options with graded vesting that are granted after January 1, 2006, as a single grant on which compensation expense will be recognized over the service period as opposed to treating each individual vesting tranche as a separate grant. The Company has elected to use the modified prospective application for the transition upon the adoption of SFAS No. 123R, which requires compensation expense to be recognized on options granted subsequent to the adoption date as well as on options granted prior to the adoption date for which the requisite service period has not been completed as of December 31, 2005. Periods prior to the date that SFAS No. 123R is adopted are not adjusted under the modified prospective application. The Company estimates that the adoption of SFAS No. 123R will result in recognizing in future periods approximately $278 in compensation expense associated with stock options granted prior to the date of adoption of SFAS No. 123R for which the requisite service period has not been completed as of December 31, 2005. Of this total, the Company estimates that approximately $125 will be recognized in 2006. The Company expects that the adoption of SFAS No. 123R will have an adverse impact on its consolidated results of operations and earnings per share since, in addition to recognizing compensation expense on options granted prior to the adoption date, all future grants of stock options will result in the recognition of compensation expense.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”, was issued and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required by accounting pronouncements that do not contain transition provisions. SFAS No. 154 requires, among other things, the retrospective application to prior periods’ financial statements of changes in accounting principles as opposed to including in net income the cumulative effect of the change in accounting principal in the period of adoption, which was the standard under APB Opinion No. 20, “Accounting Changes.” The impact of the adoption of SFAS No. 154 on the Company’s financial condition or results of operations is not determinable since SFAS No. 154 only affects the adoption of accounting standards in future periods.

3. Discontinued Operations

In December 2004, the Company sold substantially all of the assets and liabilities of its research division, Delahaye, for approximately $8,000, of which $7,700 was collected at closing and $300 was collected during 2005. Additionally, the Company received an additional $224 related to a purchase price adjustment based on working capital at closing. In connection with the settlement of all outstanding claims and contingencies and the receipt of the additional amount for the purchase price adjustment, in 2005 the Company recorded an additional gain of $194, net of tax, on the sale of Delahaye.

Delahaye’s operations are reported as a discontinued operation for all periods presented in the accompanying consolidated financial statements, and the operating results of Delahaye are reflected separately from the results of continuing operations through December 31, 2004, the date of sale. The results of operations and the gain on sale of Delahaye are presented as discontinued operations for the years ended December 31, 2005, 2004, and 2003, respectively, as follows:

	For the years ended December 31,
	2005	2004	2003
Revenues	$-	$9,022	$8,670

Loss from operations before income taxes	$-	$(274)	$(304)
Gain on sale of division	284	4,915	-
Income (loss) from discontinued operations before income taxes	284	4,641	(304)
Income tax expense	90	1,866	50
Income (loss) from discontinued operations	$194	$2,775	$(354)

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The current liabilities of Delahaye reported as a discontinued operation at December 31, 2003, consisted entirely of accrued expenses. The current and non-current assets of Delahaye reported as a discontinued operation at December 31, 2003, consisted of the following:

Cash and cash equivalents	$2
Accounts receivable	2,171
Prepaid expenses	235

Total current assets	$2,408

Property and equipment - net	$856
Goodwill	228
Other assets	781

Total non-current assets	$1,865

4. Impairment Charges

For the year ended December 31, 2004, the Company incurred impairment charges totaling $715, of which $342 related to two investments previously accounted for under the cost method. In addition, the Company incurred an impairment charge of $373 related to its 50% interest in Business Wire/Medialink, LLC (“Newstream”), a joint venture with Business Wire, that provided for the delivery of multi-media content to on-line newsrooms. During 2004, Business Wire and the Company each made an additional capital contribution of $256. In December 2004, the joint venture was dissolved and the Company recognized an impairment charge equal to its remaining investment in the joint venture at the time of dissolution. Under its agreement with Business Wire upon dissolution of the joint venture, the Company continued to provide services under the Newstream name through December 31, 2005. In January 2006, the Company commenced providing services similar to those provided by the joint venture through a new proprietary distribution platform.

The financial position and results of operations of Newstream as of and for the years ended December 31, 2004 and 2003, were as follows:

	2004	2003
	(Unaudited)
Total current assets	$1,767	$1,147
Total assets	$1,934	$1,764
Total current liabilities	$1,770	$1,616
Members’ equity	$164	$148

Revenues	$1,012	$1,186
Operating loss	$(495)	$(615)

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Restructuring Charges

In September 2003, the Company completed a plan to shut down one of its office locations in Norwalk, CT, by subleasing the abandoned space. In connection with this plan, the Company incurred a restructuring charge of $592, all of which represented facility closure costs. Both the primary lease and the sublease have terms extending through February 2008. The remaining liability for future payments and the amounts charged against the restructuring liability were as follows:

Balance at December 31, 2003	$555
Payments	(192)

Balance at December 31, 2004	363
Payments	(71)

Balance at December 31, 2005	$292

At December 31, 2005, $164 of the restructuring liability is included as a component of “Other long-term liabilities” and $128 is included as a component of “Other current liabilities.”

6. Property and Equipment

Property and equipment at December 31 consisted of the following:

	2005	2004

Equipment	$6,787	$6,472
Furniture and fixtures	1,353	1,390
Licenses and software	1,734	780
Leasehold improvements	3,444	3,461

Total	13,318	12,103
Less: Accumulated depreciation and amortization	8,938	8,034

Net	$4,380	$4,069

7. Accrued Expenses

Accrued expenses and other current liabilities at December 31 consisted of the following:

	2005	2004

Salaries and benefits	$1,596	$1,784
Direct costs	1,547	1,660
Client prepayments	938	775
Deferred revenue	590	670
Professional fees	319	659
Other accruals	932	810

Total	$5,922	$6,358

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Line of Credit

Prior to 2005, the Company had a credit facility with a bank under which it borrowed funds at an interest rate equal the 30-day LIBOR rate plus 5.5%. The Company fully repaid amounts outstanding under this credit facility in December 2004 and the credit facility was terminated. The average variable rate on borrowings under this credit facility for the year ended December 31, 2003, and the 2004 period through the termination of the facility was 3.7% and 5.7%, respectively.

9. Long-term Debt

Long-term debt at December 31 consisted of the following:

	2005	2004

Convertible debentures	$5,000	$5,000
Unamortized discount	(955)	(1,167)

Net	$4,045	$3,833

In November 2004, the Company issued redeemable subordinated convertible debentures with a face value of $5,000. The Debentures, which are unsecured and mature in November 2009, bear interest at a rate equal to the higher of 7% or the 6-month LIBOR rate (as defined) plus 4.5% for the first three years and at an adjustable rate thereafter. The convertible debentures provide each holder with the option to convert their securities into shares of the Company’s common stock at a price of $4.05 per share. In addition, as part of the issuance of the convertible debentures, each holder received detachable warrants to purchase an aggregate of 582,929 shares of the Company’s common stock at a price of $3.99 per share. The Company can call the outstanding convertible debentures at the end of the first, second, and third years at a price equal to 115%, 110%, and 100%, respectively, of the face value. In addition, as of November 2005 the Company can force the holders of the convertible debentures to convert into shares of the Company’s common stock if the market price of the common stock exceeds $7.09 per share, subject to certain other conditions.

The gross proceeds of $5,000 from the issuance of the convertible debentures and the detachable warrants were allocated between the two financial instruments based on their relative fair values at the date of issuance. The fair value of the warrants of $1,200 was estimated using the Black-Scholes option pricing model and the following assumptions: expected volatility of 81.1%, expected life of five years, risk free interest rate of 3.51%, and no dividend yield. The fair value of the warrants was recorded as additional paid-in capital and a discount on the convertible debentures, which is being amortized as a component of interest expense over the life of the convertible debentures. The remaining gross proceeds of $3,800 were ascribed to the fair value of the convertible debentures, which accretes in value as the discount is amortized.

In connection with the issuance of the convertible debentures, the Company incurred fees totaling $256, which are being amortized as a component of interest expense over the term of the convertible debentures. Interest expense for the years ended December 31, 2005 and 2004, included $212 and $33, respectively, from the amortization of the discount and $54 and $ 8, respectively, from the amortization of the deferred financing fees. The average interest rate on the convertible debentures was 8.5% and 7.3% for the years ended December 31, 2005 and 2004, respectively.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Leases

The Company leases certain property and equipment used in its operations under agreements that are classified as both capital and operating leases. Such agreements generally include provisions for inflation-based rate adjustments and, in the case of leases for buildings and office space, payments of certain operating expenses and property taxes.

Future minimum rental payments required under the capital leases and operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

	Capital Leases	Operating Leases

2006	$70	$3,263
2007		2,510
2008		2,087
2009		1,616
2010		1,259

Total minimum lease payments	$70	$10,735

The Company has non-cancelable subleases related to certain properties under which the Company will receive minimum sublease rental payments through 2009 totaling approximately $1,432.

Assets recorded under capital leases are included in property and equipment at December 31 as follows:

	2005	2004

Equipment	$288	$307
Less accumulated depreciation	242	182

Net	$46	$125

Total rental expense under operating leases amounted to $2,550, $2,344, and $2,207, for the years ended December 31, 2005, 2004, and 2003, respectively.

11. Preferred Stock

During 2001, the Company’s Board of Directors approved the adoption of a Preferred Stock Rights Agreement (the “Rights Agreement”), under which a dividend distribution of one preferred stock purchase right (the “Purchase Right”) was declared for each outstanding share of the Company’s common stock, payable to common stockholders of record at the close of business on August 30, 2001. Each Purchase Right has an exercise price of $50.00 and entitles the holder to purchase one one-thousandth of a share of the Company’s Series A Participating Preferred Stock (the “Series A Preferred”). The Purchase Rights continue to be represented by, and trade with, the Company's common stock certificates unless the Purchase Rights become exercisable, which will only occur, with certain exceptions, in the event that a person or group acquires, or announces a tender or exchange offer to acquire, a beneficial ownership of 15% or more of the Company's common stock then outstanding. As of December 31, 2005 and 2004, the Company’s Board of Directors have authorized 50,000 shares of the Series A Preferred, none of which was issued or outstanding.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes

The components of the provision (benefit) for income taxes were as follows:

	2005	2004	2003
Current:
Federal	$(310)	$(916)	$-
State and local	-	(395)	-

Total current	(310)	(1,311)	-

Deferred:
Federal	-	1,483	(235)
State and local	-	521	35

Total deferred	-	2,004	(200)

Total provision (benefit) for income taxes	$(310)	$693	$(200)

The provision (benefit) for income taxes varied from the Federal statutory income tax rate due to the following:

	2005	2004	2003
Taxes at statutory rate	$(2,057)	$(1,038)	$(863)
State and local income taxes, net of Federal benefit	(344)	(150)	(68)
Valuation allowance on deferred tax assets	1,936	1,839	650
Non-deductible expenses and other	155	42	81

Provision (benefit) for income taxes	$(310)	$693	$(200)

Federal statutory rate	34.00%	34.00%	34.00%

Effective rate	5.12%	(22.69)%	7.88%

The Company generated losses from continuing operations before taxes for the years ended December 31, 2005, 2004, and 2003, as follows:

	2005	2004	2003
Domestic	$(4,804)	$(1,437)	$(525)
Foreign	(1,246)	(1,616)	(2,013)

Total	$(6,050)	$(3,053)	$(2,538)

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the net deferred tax asset at December 31 were as follows:

	2005	2004
Deferred tax assets:
Accounts receivable	$230	$250
Property and equipment	77	-
Other intangible assets	1,072	1,223
Minority interest	475	270
Equity investments	304	304
Accrued compensation	865
Other accrued expenses	225	166
Net operating loss carryforwards	3,084	2,094
Total deferred tax assets	6,332	4,307

Deferred tax liabilities:
Goodwill	1,593	1,206
Property and equipment	-	166
Other assets	-	132
Total deferred tax liabilities	1,593	1,504

Net deferred tax asset before valuation allowance	4,739	2,803
Valuation allowance on deferred tax assets	4,739	2,803

Net deferred tax asset	$-	$-

At December 31, 2005, the Company had Federal net operating loss carryforwards of approximately $1,610 that expire in 2025 and domestic state net operating loss carryforwards of approximately $7,600 that expire in 2016 through 2020. At December 31, 2005, the Company had foreign net operating loss carryforwards of $1,400 that do not expire. The Company established a valuation allowance to reserve for certain of its deferred tax assets at December 31, 2004, based on its projections at that time leading the Company to believe that it was not more likely than not that the benefit associated with the deferred tax assets would be realized in future periods. Based on its most recent projections, the Company continues to believe that it is not more likely than not that such benefits will be realized, and therefore established a valuation allowance to reserve for certain of its deferred tax assets at December 31, 2005. The change in the valuation allowance of $1,936 during 2005 is reflected as a component of the Company’s income tax expense for the year ended December 31, 2005.

13. Stock Options

Under a stock option plan covering employees and other eligible participants (the “Employee Plan”), the Company grants stock options to purchase shares of the Company’s common stock. Stock options granted under the Employee Plan generally become exercisable over a four-year period, with 20% being exercisable on the grant date and an additional 20% becoming exercisable on the anniversary of the grant date in each of the next four years. Incentive stock options granted under the Employee Plan generally have a term of ten years and an exercise price equal to the fair market value of the Company’s common stock on the grant date. Incentive stock options issued to employees who own more than 10% of the voting power of all classes of equity of the Company have a term of five years and an exercise price equal to at least 110% of the fair market value of the Company’s common stock on the grant date. Non-qualified stock options granted under the Employee Plan have a term of fifteen years and an exercise price that is determined for each individual grant by a committee appointed by the Company’s board of directors. There are 1,670,808 shares of the Company’s common stock reserved for the issuance of stock options under the Employee Plan, and at December 31, 2005, 405,069 shares remained available for the issuance of stock options.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Under a stock option plan covering members of its board of directors (the “Directors’ Plan”), the Company grants stock options to non-employee directors. Newly appointed non-employee directors are granted 10,000 stock options upon their appointment or election to the board of directors, and all non-employee directors are granted 3,000 stock options on the first business day of each year. Stock options granted under the Directors’ Plan vest ratably over a three-year period, generally have a term of ten years, but cannot have a term that exceeds fifteen years, and have an exercise price equal to the fair market value of the Company’s common stock on the grant date. There are 380,000 shares of the Company’s common stock reserved for the issuance of stock options under the Directors’ Plan, and at December 31, 2005, 153,000 shares remained available for the issuance of stock options.

Through December 31, 2005, the Company accounted for the issuance of stock options to employees and non-employee directors in accordance with the provisions of APB No. 25, which requires compensation cost to be measured at the grant date based on the intrinsic value of the stock options granted. The intrinsic value of a stock option is equal to the difference between the market price of the common stock on the grant date and the exercise price of the option. There was no compensation cost recognized by the Company upon the grant of stock options under the Employee Plan or the Directors’ Plan for the years ended December 31, 2005, 2004, and 2003. During 2005, the Company recognized compensation expense totaling approximately $21 in connection with the accelerated vesting of certain stock options granted under the Employee Plan to employees whose employment was terminated during the year. Such compensation expense was based on the intrinsic value of the stock options on the date on which vesting accelerated.

SFAS No. 123 provided for an alternative measurement of compensation cost based on the fair value of the stock options granted to employees and non-employee directors. The fair value of a stock option is based on the intrinsic value as well as the time value of the option. The fair value of stock options granted was estimated on the grant date using the Black-Scholes option-pricing model.

Information relating to activity in the Employee Plan is summarized in the following table. All stock option grants included in the following table had exercise prices equal to market price on the grant date.

	Number of shares	Weighted Average Exercise Price	Weighted Average Fair Value

Options outstanding at January 1, 2003	1,134,725	$4.65
Options granted	13,000	$2.79	$2.48
Options exercised	(1,600)	$2.61
Options forfeited	(107,614)	$4.40

Options outstanding at December 31, 2003	1,038,511	$5.47
Options granted	196,970	$2.70	$2.26
Options exercised	(15,257)	$2.90
Options forfeited	(135,635)	$6.28

Options outstanding at December 31, 2004	1,084,589	$4.90
Options granted	30,000	$2.91	$2.30
Options exercised	(88,773)	$2.79
Options forfeited	(152,497)	$6.32

Options outstanding at December 31, 2005	873,319

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The number of stock options exercisable under the Employee Plan at December 31, 2005, 2004, and 2003 was as follows:

	2005	2004	2003
Exercisable stock options	760,789	809,603	791,012

Information relating to options outstanding under the Employee Plan at December 31, 2005, is summarized as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Options	Weighted Average Exercise Price

$2.61 - $3.65	679,594	$ 3.10	4.56	567,064	$ 3.18
$5.38 - $6.38	67,075	$ 5.97	2.29	67,075	$ 5.97
$11.13 - $11.25	71,700	$11.23	2.99	71,700	$11.23
$15.00 - $16.13	54,950	$15.92	2.47	54,950	$15.92

Information relating to activity in the Directors’ Plan is summarized in the following table. All option grants included in the following table had exercise prices equal to market price on the grant date.

	Number of shares	Weighted Average Exercise Price	Weighted Average Fair Value

Options outstanding at January 1, 2003	160,600	$7.16
Options granted	31,000	$3.19	$2.78

Options outstanding at December 31, 2003	191,600	$6.52
Options granted	31,000	$3.38	$2.92

Options outstanding at December 31, 2004	222,600	$6.08
Options granted	24,000	$3.48	$2.87
Options exercised	(9,000)	$3.43
Options forfeited	(44,000)	$7.52

Options outstanding at December 31, 2005	193,600

The number of stock options exercisable under the Directors’ Plan at December 31, 2005, 2004, and 2003 was as follows:

	2005	2004	2003
Exercisable stock options	145,600	161,591	135,925

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Information relating to options outstanding under the Directors’ Plan at December 31, 2005, is summarized as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Options	Weighted Average Exercise Price

$2.61 - $4.38	145,600	$ 3.43	5.52	97,600	$ 3.46
$7.25 - $10.13	24,000	$ 9.09	2.54	24,000	$ 9.09
$13.25 - $19.38	24,000	$14.88	2.58	24,000	$14.88

The following weighted-average assumptions were used in estimating the fair value of stock options granted under the Employee Plan:

	2005	2004	2003

Expected life	9 years	9 years	9 years
Expected volatility	0.7581	0.8579	1.0016
Risk-free interest rate	4.28%	4.27%	3.96%
Expected dividend yield	0%	0%	0%

The following weighted-average assumptions were used in estimating the fair value of stock options granted under the Directors’ Plan:

	2005	2004	2003

Expected life	10 years	10 years	10 years
Expected volatility	0.7641	0.8674	0.9489
Risk-free interest rate	4.15%	4.52%	3.49%
Expected dividend yield	0%	0%	0%

The Company adopted SFAS No. 123R effective January 1, 2006, and elected the modified prospective application as the transition method. Accordingly, in 2006 the Company will recognize compensation expense on stock options granted prior to 2006 for which the requisite service period was not completed as of December 31, 2005. In addition, the Company will recognize compensation expense for all options granted subsequent to the adoption of SFAS No. 123R. The Company estimates that approximately $278 in compensation expense will be recognized in future periods associated with stock options granted prior to the adoption of SFAS No. 123R, of which the Company estimates that approximately $125 will be recognized in 2006. In the first quarter of 2006, the Company granted a total of 68,600 stock options to non-employee directors, of which 37,600 were fully vested upon grant and 31,000 of which will vest ratably over a three-year period, and granted 121,640 stock options to employees, which will vest ratably over a four-year period. The fair value of these stock option grants totaled $435, which will be recognized as compensation expense over the service period, with approximately $166 to be recognized in 2006. The fair value of these stock option grants was estimated using a binomial lattice model.

14. Earnings per Share

Basic earnings (loss) per share of common stock is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. There were no reconciling items to net loss to arrive at loss available to common stockholders for the years ended December 31, 2005, 2004, and 2003. Diluted earnings (loss) per share of common stock is computed by giving effect to all dilutive potential common shares. The number of shares used in the calculation of diluted earnings (loss) per share for the years ended December 31, 2005, 2004, and 2003, excluded 99,279, 99,715, and 50,083, respectively, of incremental shares related to stock options and warrants. Such incremental shares were excluded from the calculation of diluted earnings (loss) per share due to their antidilutive effect.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. Retirement Plan

The Company has a defined contribution plan in which eligible employees who have attained 21 years of age may contribute on both a pretax and after-tax basis up to a maximum of 15% of their annual salary, subject to annual limits established by the Internal Revenue Service. The Company can make discretionary contributions. Employees are fully vested at all times in contributions they make to the plan, and employees who have completed at least one year of service and are employed with the Company on the last business day of the year fully vest in Company contributions. The Company made no discretionary contributions to its defined contribution plan for the years ended December 31, 2005, 2004, and 2003, respectively.

16. Commitments and Contingencies

The Company is contingently liable for transactions arising in the ordinary course of business and from time to time may become involved in various legal proceedings in which damages and other remedies are sought. In the opinion of Company management, after review with legal counsel, the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial statements.

17. Guarantees

In connection with the sale of Delahaye, the Company agreed to indemnify the purchaser for breaches of certain standard representations and warranties. In the event any such indemnification obligation were to be triggered, the Company may be liable when the damages incurred by the purchaser exceed $100. The Company would be liable for the full amount of the damages incurred, including the first $100, with such damages limited to $2,000 in total. No amount has been recognized in connection with such potential liability.

The Company has entered into subleases with third parties relating to properties no longer occupied by the Company. Under an assignment of one of these subleases, the third party remits payment directly to the landlord, although the Company remains the primary obligor for the lease payments. If the third party ceased to remit payment directly to the landlord, the Company would be liable for such payments. The maximum potential amount for which the Company can be held liable is approximately $294. No amount has been recognized in connection with such potential liability.

18. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company maintains cash balances and cash equivalents with high credit quality financial institutions.

The Company provides credit to clients on an uncollateralized basis after evaluating client creditworthiness. The Company’s clients are not concentrated in any specific geographic region, but are concentrated in the automotive, insurance, pharmaceutical, consumer products, and public relations agency businesses. For the year ended December 31, 2003, revenues from Altria Group, Inc., and its subsidiaries represented approximately 16.5% of the Company’s consolidated revenues. The Company’s five largest clients provided approximately 9.9%, 15.2%, and 25.5% of revenues for the years ended December 31, 2005, 2004, and 2003, respectively. In addition, amounts due from these customers represented 12.5% and 20.1% of trade accounts receivable at December 31, 2005 and 2004, respectively. The Company does not believe that a significant reduction in business from any of its clients would have a material adverse effect on its results of operations or financial condition since no single client or group of clients is responsible for a significant portion of the Company’s revenues or represents a significant portion of the Company’s trade receivables.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Supplemental Disclosure of Cash Flow Information

Payments of interest and income taxes were as follows:

	2005	2004	2003

Interest paid	$428	$382	$309

Income taxes paid (refunded) - net	$418	$90	$(1,580)

There were no non-cash investing and financing activities for the year ended December 31, 2005. Non-cash investing and financing activities for the years ended December 31, 2004 and 2003, were as follows:

	2004	2003

Common stock received as repayment of loan	$143
Receivable due from purchaser of a business	$605
Common stock issued in connection with acquisitions		$275

20. Fair Value of Financial Instruments

The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, non-trade receivables included as part of other current assets, and obligations under capital leases at December 31, 2005 and 2004, are a reasonable approximation of their fair values due to the short-term nature of these instruments. The carrying amounts of the convertible debentures at December 31, 2005 and 2004, are a reasonable approximation of their fair values since the interest rates were above the fixed-rate minimum, resulting in the convertible debentures being variable-rate obligations. Non-trade receivables included as part of other non-current assets with carrying amounts of $20 and $31 at December 31, 2005 and 2004, respectively, had fair values of $18 and $28, respectively. The fair values of these instruments were estimated by discounting the future streams of payments at the interest rate on the convertible debentures, which is used as a surrogate for the Company’s incremental borrowing rate.

21. Segment Information

The Company has determined that its two reportable segments are media communications services and video watermarking services. The media communications services segment provides broadcast services, including consultation, production, distribution, and monitoring services, to corporate entities and other organizations and press release wire services to domestic governmental, public affairs, and non-profit organization news sources. Through the Company’s Teletrax subsidiaries, the video watermarking services segment provides broadcast intelligence to video content providers such as entertainment companies, news organizations, television syndicators, and direct-response marketing companies.

The Company identifies its reportable segments based on the services provided by its various operations. The media communications services segment is an aggregation of such services provided by the Company’s broadcast operations in the United States and the United Kingdom and the press release wire services provided by the Company’s U.S. Newswire division.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company previously operated a research services segment that provided analysis of public relations and corporate communications activities on behalf of clients. This segment was sold in December 2004 and is reported as a discontinued operation (see Note 3 to the consolidated financial statements).

The Company measures profit or loss of its segments based on operating income. Operating income for segments excludes impairments, restructuring charges, and losses from a joint venture. The accounting policies used to measure operating income of the segments are the same as those outlined in Note 2 to the consolidated financial statements.

Segment information relating to results of continuing operations was as follows:

	2005	2004	2003
Revenues:
Media communications services	$34,708	$35,239	$34,738
Video watermarking services	2,004	1,624	645

Total	$36,712	$36,863	$35,383

Operating income (loss):
Media communications services	$2,956	$3,832	$4,349
Video watermarking services	(2,651)	(2,033)	(2,448)

Total	305	1,799	1,901
Other business activities	(5,864)	(3,497)	(3,249)
Impairment of investments		(715)
Loss from joint venture		(247)	(316)
Restructuring charges			(592)
Interest expense - net	(491)	(393)	(282)

Loss from continuing operations before taxes	$(6,050)	$(3,053)	$(2,538)

Depreciation expense:
Media communications services	$1,008	$1,138	$1,183
Video watermarking services	614	547	392
Other business activities	38	4

Total	$1,660	$1,689	$1,575

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Segment information related to the Company’s assets was as follows:

	2005	2004

Total Assets:
Media communications services	$21,657	$27,348
Video watermarking services	2,173	2,440
Other business activities	9,096	8,985

Total	$32,926	$38,773

Expenditures on long-lived assets:
Media communications services	$1,268	$409
Video watermarking services	422	300
Other business activities	172	24
Discontinued operations		120

Total	$1,862	$853

The Company’s research segment generated revenues in foreign countries of $1,987 and $1,226 for the years ended December 31, 2004 and 2003, respectively. Segment information for continuing operations relating to geographic regions for 2005, 2004 and 2003 was as follows:

	2005	2004	2003

Revenues:
United States	$30,190	$30,866	$30,675
United Kingdom	6,522	5,997	4,708

Total	$36,712	$36,863	$35,383

Long-lived assets:
United States	$3,766	$3,329
United Kingdom	614	740

Total	$4,380	$4,069

22. Comprehensive Income

Comprehensive income includes all changes to equity that are not the result of transactions with shareholders and is comprised of net income and other comprehensive income. For the years ended December 31, 2005, 2004, and 2003, other comprehensive income (loss) of $(197), $152, and $7, respectively, consisted entirely of foreign currency translation adjustments on which no tax effect is reported since they relate to indefinite investments in foreign subsidiaries. At December 31, 2005 and 2004, accumulated other comprehensive loss in the consolidated balance sheet of $393 and $196, respectively, consisted entirely of foreign currency translation adjustments.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Selected Quarterly Financial Data (Unaudited)

	2005 Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$8,548	$9,223	$8,827	$10,114
Loss from continuing operations	$(1,189)	$(923)	$(1,307)	$(2,321)
Net loss	$(1,129)	$(923)	$(1,173)	$(2,321)
Loss per share from continuing
operations - basic and diluted	$(0.20)	$(0.15)	$(0.22)	$(0.38)

	2004 Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$8,488	$9,802	$9,221	$9,352
Loss from continuing operations	$(743)	$(23)	$(596)	$(2,384)
Net income (loss)	$(1,018)	9	$(456)	$494
Income (loss) per share from continuing
operations - basic and diluted	$(0.12)	$0.00	$(0.10)	$(0.40)

EXHIBIT INDEX

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of Medialink Worldwide Incorporated (Incorporated by reference to Exhibit No. 2.5 of Registrant’s Registration Statement on Form 8-A filed on January 16, 1997 (File No. 000-21989)).

3.2
Amendment 1 to the Amended and Restated By-Laws of Medialink Worldwide Incorporated (Incorporated by reference to Exhibit No. 3.2 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

4.1
Preferred Stock Rights Agreement, dated as of August 16, 2001, between Medialink Worldwide Incorporated and Mellon Investor Services, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (Incorporated by reference to Exhibit No. 4.1 of Registrant’s Registration Statement on Form 8-A filed on August 16, 2001 (File No. 000-21989)).

10.1	Amended and Restated Employment Agreement, dated as of December 31, 2005, by and between Medialink Worldwide Incorporated and Laurence Moskowitz.
10.2
Amended and Restated Employment Agreement, dated as of August 28, 2001, by and between Medialink Worldwide Incorporated and J. Graeme McWhirter (Incorporated by reference to Exhibit No. 10.2 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.3	Separation Agreement and General Release, dated as of December 30, 2005, by and between Medialink Worldwide Incorporated and J. Graeme McWhirter.
10.4
Asset Purchase Agreement, dated December 31, 2004, by and between Medialink Worldwide Incorporated and Bacon’s Information Inc. (Incorporated by reference to Exhibit No. 10.1 of the Registrant’s Current Report on Form 8-K/A filed on March 14, 2005).

10.5
Agreement for the Sale and Purchase of Certain Assets of Medialink UK Limited forming part of the Delahaye Business, dated December 31, 2004, by and between Medialink UK Limited and Romeike Limited (Incorporated by reference to Exhibit No. 10.2 of the Registrant’s Current Report on Form 8-K/A filed on March 14, 2005).

10.7
Medialink Worldwide Incorporated 401(k) Tax Deferred Savings Plan (Incorporated by reference to Exhibit No. 10.33 of Registrant’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14119)).

10.8
Amended and Restated Stock Option Plan and form of Stock Option Agreement (Incorporated by reference to Exhibit No. 10.34 of Registrant’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14119)).

10.9
Medialink Worldwide Incorporated 1996 Directors Stock Option Plan and form of 1996 Directors Stock Option Agreement (Incorporated by reference to Exhibit No. 10.35 of Registrant’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14119)).

10.10	Form of Indemnification Agreement (Incorporated by reference to Exhibit No. 10.10 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10.11	Forbearance Agreement (Incorporated by reference to Exhibit No. 10.11 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10.12
Employment Agreement, dated as of July 11, 2005, by and between Medialink Worldwide Incorporated and Kenneth G. Torosian (Incorporated by reference to Exhibit No. 10.12 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005).

10.13
Employment Agreement, dated as of September 9, 2005, by and between Medialink Worldwide Incorporated and Lawrence A. Thomas (Incorporated by reference to Exhibit No. 10.13 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005).

21	Subsidiaries of the Registrant.
23	Consent of KPMG LLP.
31.1	Certification of the principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

G-1

MEDIALINK WORLDWIDE INCORPORATED

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2005, 2004, and 2003
(In thousands of dollars)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (1)	Balance at end of period

Allowances deducted in the balance sheet from assets to which they apply:
For the year ended December 31, 2005:
Allowance for doubtful accounts	$593	$158	$-	$141	$610

Valuation allowance on deferred tax assets	$2,803	$1,936	$-	$-	$4,739

For the year ended December 31, 2004:
Allowance for doubtful accounts	$446	$209	$-	$62	$593

Valuation allowance on deferred tax assets	$964	$1,839	$-	$-	$2,803

For the year ended December 31, 2003:
Allowance for doubtful accounts	$510	$53	$-	$117	$446

Valuation allowance on deferred tax assets	$252	$712	$-	$-	$964

(1) Represents amounts written off.

S-1