Form 10-Q
period 2006-03-31
MEDIALINK WORLDWIDE INC
filed 2006-05-15
CIK 812890

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The number of shares of the issuer's common stock, outstanding as of the close of May 1, 2006, was 6,201,486.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of dollars, except share and per-share amounts)

	March 31,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$5,522	$7,303
Accounts receivable, net of allowance for doubtful accounts of
$504 and $610	5,727	5,584
Inventory	324	371
Prepaid expenses	689	566
Prepaid and refundable taxes	911	906
Other current assets	50	48
Total current assets	13,223	14,778

Property and equipment - net	4,562	4,380
Goodwill	13,006	13,006
Other assets	738	762

Total assets	$31,529	$32,926

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,934	$1,665
Accrued expenses and other current liabilities	5,946	5,922
Current portion of capital lease obligation	51	70
Total current liabilities	7,931	7,657

Convertible debentures, net of unamortized discount of $899 and $955	4,101	4,045
Other long-term liabilities	1,281	1,586
Total liabilities	13,313	13,288

Commitments and contingencies

Stockholders' Equity:
Series A Preferred stock: $.01 par value, authorized 50,000 shares; none issued and outstanding
Common stock: $.01 par value, authorized 15,000,000 shares; issued and
outstanding 6,201,486 shares in 2006 and 6,155,360 shares in 2005	62	62
Additional paid-in capital	26,848	26,591
Accumulated deficit	(7,967)	(6,279)
Accumulated other comprehensive loss	(384)	(393)
Common stock in treasury (at cost, 101,121 shares)	(343)	(343)
Total stockholders' equity	18,216	19,638

Total liabilities and stockholders' equity	$31,529	$32,926

See notes to unaudited consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share amounts)

	For the three months ended
	March 31,
	2006	2005

Revenues	$8,971	$8,548

Operating expenses:
Direct costs	3,484	3,486
Selling, general, and administrative expenses	6,550	5,912
Depreciation and amortization	501	424

Total operating expenses	10,535	9,822

Operating loss	(1,564)	(1,274)
Interest expense - net	(124)	(135)

Loss from continuing operations before taxes	(1,688)	(1,409)
Income tax benefit	—	(220)

Loss from continuing operations	(1,688)	(1,189)
Income from discontinued operations	—	60

Net loss	$(1,688)	$(1,129)

Net loss	$(1,688)	$(1,129)
Other comprehensive income (loss)	9	(68)

Comprehensive loss	$(1,679)	$(1,197)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$(0.28)	$(0.20)
Income from discontinued operations	—	0.01

Net loss	$(0.28)	$(0.19)

Weighted average number of common shares - basic and diluted	6,085	5,987

See notes to unaudited consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of dollars)

	For the three months ended
	March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,688)	$(1,129)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	501	424
Provision for bad debts	32	(55)
Income from discontinued operations	—	(60)
Other	222	75
Changes in operating assets and liabilities
Accounts receivable	(159)	691
Prepaid expenses and other assets	(112)	373
Prepaid and refundable income taxes and taxes payable	(5)	(681)
Accounts payable and accrued expenses	120	(1,223)
Other liabilities	(181)	11
Net cash used in operating activities	(1,270)	(1,574)

CASH FLOWS FROM INVESTING ACTIVITY -
Purchases of property and equipment	(627)	(373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock in connection
with the exercise of stock options	132	225
Repayments of obligations under capital lease	(20)	(48)
Net cash provided by financing activities	112	177

Net decrease in cash and cash equivalents	(1,785)	(1,770)
Effect of exchange rate changes on cash and cash equivalents	4	(8)
Cash and cash equivalents at the beginning of period	7,303	11,675

Cash and cash equivalents at end of period	$5,522	$9,897

See notes to unaudited consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except per-share amounts)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Medialink Worldwide Incorporated and its subsidiaries (the “Company”), which have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles, should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company believes that all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation have been included in the financial statements. The operating results of any quarter are not necessarily indicative of the results for the entire year or any future period.

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

2. Earnings (Loss) per Share

Basic earnings (loss) per share of common stock is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. There were no reconciling items to net loss to arrive at loss available to common stockholders for the quarterly periods ended March 31, 2006 and 2005. Diluted earnings (loss) per share of common stock is computed by giving effect to all dilutive potential common shares. The number of shares used in the calculation of diluted earnings (loss) per share for the three months ended March 31, 2006 and 2005, excluded 138,223 and 260,426, respectively, of incremental shares related to stock options and warrants. Such incremental shares were excluded from the calculation of diluted earnings (loss) per share due to their antidilutive effect.

3. Share-Based Payments

Under a stock option plan covering employees and other eligible participants (the “Employee Plan”), the Company grants stock options to purchase shares of the Company’s common stock. Stock options granted under the Employee Plan generally become exercisable under two alternative vesting schedules over a four-year period. One vesting schedule provides for 20% of the stock options granted being exercisable on the grant date and an additional 20% becoming exercisable on the anniversary of the grant date in each of the next four years. The second vesting schedule provides for 25% of the stock options granted becoming exercisable on the anniversary of the grant date in each of the next four years. Incentive stock options granted under the Employee Plan generally have a term of ten years and an exercise price equal to the fair market value of the Company’s common stock on the grant date. Incentive stock options issued to employees who own more than 10% of the voting power of all classes of equity of the Company have a term of five years and an exercise price equal to at least 110% of the fair market value of the Company’s common stock on the grant date. Non-qualified stock options granted under the Employee Plan can have a term of up to fifteen years and an exercise price that is determined for each individual grant by a committee appointed by the Company’s board of directors. There are 1,670,808 shares of the Company’s common stock reserved for the issuance of stock options under the Employee Plan, and 550,522 shares remained available for the issuance of stock options at March 31, 2006.

Under a stock option plan covering members of its board of directors (the “Directors’ Plan”), the Company grants stock options to non-employee directors. Newly appointed non-employee directors are granted 10,000 stock options upon their appointment or election to the board of directors, and all non-employee directors are granted 3,000 stock options on the first business day of each year. Additional grants of stock options may be made at the discretion of a committee appointed by the Company’s board of directors. Stock options granted under the Directors’ Plan generally vest ratably over a three-year period, have a term of ten years, but cannot have a term that exceeds fifteen years, and have an exercise price equal to the fair market value of the Company’s common stock on the grant date. There are 280,000 shares of the Company’s common stock reserved for the issuance of stock options under the Directors’ Plan, and at March 31, 2006, 22,000 shares remained available for the issuance of stock options.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except per-share amounts)

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that all share-based payments to employees and non-employee directors, including grants of stock options, be recognized in the financial statements based on their fair values on the date of grant. Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation based on the intrinsic value of the stock options granted in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” an alternative to the fair-value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company has elected to use the modified prospective application for the transition upon the adoption of SFAS No. 123R, which requires compensation expense to be recognized on options granted subsequent to the adoption date as well as on options granted prior to the adoption date for which the requisite service period had not been completed as of December 31, 2005. Periods prior to the date that SFAS No. 123R is adopted are not adjusted under the modified prospective application.

The Company uses a binomial lattice model for determining the fair value of stock options granted subsequent to January 1, 2006. Prior to the adoption of SFAS No. 123R, the Company valued stock options using the Black-Scholes option-pricing model, which the Company used for the pro forma disclosure requirements of SFAS No. 123. During the first three months of 2006, the Company granted 121,640 stock options to employees that become exercisable over a four-year period, vesting 25% on each anniversary of the grant date. Also during the first three months of 2006, the Company granted 68,600 stock options to non-employee directors, of which 37,600 were fully vested upon grant and 31,000 of which become exercisable over a three-year period, with one-third vesting on each anniversary of the grant date. During the first three months of 2005, the Company granted 24,000 stock options to non-employee directors that vest ratably over a three-year period.

The following weighted average assumptions were used in calculating the fair value of stock options granted under the Employee Plan and the Directors’ Plan during the three months ended March 31, 2006:

	Employee Plan	Directors’ Plan

Expected term	3.98	4.23
Expected volatility	.6974	.7053
Expected dividends	0%	0%
Risk-free interest rate	4.76%	4.64%

The expected term of stock options is based on historical data used to estimate the exercise of options prior to their expiration. Such early exercises primarily result either from a termination, after which employees and non-employee directors generally have a period of 90 days and nine months, respectively, to exercise stock options, or from exercises occurring when the ratio of the market price of the Company’s common stock to the exercise price of a stock option is attractive to the holder of the stock option. The expected volatility is based on the historical volatility of the Company’s common stock. The expected dividends are based on the historical dividends paid and the dividends the Company expects to pay in future periods. The risk-free interest rate is based on the yields of United States Treasury Notes at the time stock options are granted.

For the three months ended March 31, 2006, the Company recognized $125 of compensation expense related to stock options, of which $97 related to stock options granted to both employees and non-employee directors during 2006 and $28 related to stock options granted prior to the adoption of SFAS No. 123R and for which the requisite service periods had not been completed as of December 31, 2005. Such amounts were based on the fair value of the stock options at the grant date. The Company did not recognize any tax benefit related to the stock-based compensation expense incurred.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except per-share amounts)

The Company did not recognize any compensation expense related to stock options for the three months ended March 31, 2005, under the provisions of APB No. 25. The pro forma effects, had the Company accounted for stock-based employee compensation based on the fair value of stock options granted in accordance with SFAS No. 123 for the three months ended March 31, 2005, are as follows:

Net loss as reported	$(1,129)
Stock-based compensation expense, net
of tax, included in net loss as reported	—
Stock-based compensation expense, net
of tax, under fair value method	(68)
Pro forma net loss	$(1,197)

Basic and diluted net loss per share as reported	$(0.19)
Pro forma basic and diluted net loss per share	$(0.20)

Information relating to activity in the Employee Plan for the three months ended March 31, 2006, is summarized in the following table. All stock option grants included in the following table had exercise prices equal to the market price on the grant date.

	Number of shares	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2006	873,319	$4.80
Options granted	121,640	$4.13	$2.31
Options exercised	(46,126)	$2.87		$54
Options forfeited and expired	(267,093)	$4.09

Options outstanding at March 31, 2006	681,740	$5.09		$588	6.18

Options exercisable at March 31, 2006	447,570	$5.93		$385	4.51

There were no stock options granted under the Employee Plan during the three months ended March 31, 2005. The aggregate intrinsic value of stock options exercised under the Employee Plan during the three months ended March 31, 2005, was $73.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except per-share amounts)

Information relating to activity in the Directors’ Plan for the three months ended March 31, 2006, is summarized in the following table. All stock option grants included in the following table had exercise prices equal to the market price on the grant date.

	Number of shares	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2006	193,600	$5.55
Options granted	68,600	$3.90	$2.25
Options expired	(37,600)	$3.54

Options outstanding at March 31, 2006	224,600	$5.39		$132	6.95

Options exercisable at March 31, 2006	163,600	$6.09		$81	6.17

There were 24,000 stock options with a weighted average fair value of $2.87 granted under the Directors’ Plan during the three months ended March 31, 2005. The aggregate intrinsic value of stock options exercised under the Directors’ Plan during the three months ended March 31, 2005, was $6.

Compensation expense related to non-vested stock options under both the Employee Plan and the Directors’ Plan that was not recognized as of March 31, 2006, totaled $535 and is expected to be recognized over a weighted average period of 3.2 years. During the three months ended March 31, 2006 and 2005, the Company received $132 and $225, respectively, from the exercise of stock options. The Company has a policy of issuing new shares of common stock upon the exercise of stock options.

4. Supplemental Cash Flow Information:

Cash paid for interest and income taxes during the three months ended March 31, 2006 and 2005, was as follows:

	2006	2005

Interest	$122	$104

Income taxes	$—	$481

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except per-share amounts)

5. Segment Information

Segment information relating to the Company’s results of continuing operations was as follows:

	Three months ended March 31,
	2006	2005

Revenues:
Media communications services	$8,408	$8,134
Video watermarking services	563	414

Total	$8,971	$8,548

Operating income (loss):
Media communications services	$613	$163
Video watermarking services	(852)	(570)

Total	(239)	(407)
Other business activities	(1,325)	(867)
Interest expense - net	(124)	(135)

Loss from continuing operations before taxes	$(1,688)	$(1,409)

Segment information related to the Company’s assets was as follows:

	March 31,	December 31,
	2006	2005

Total Assets:
Media communications services	$19,778	$21,657
Video watermarking services	2,794	2,173
Other business activities	8,957	9,096

Total	$31,529	$32,926

6. Discontinued Operations

The results of operations for the three months ended March 31, 2005, include a gain of $60 on the sale of Delahaye, the Company’s research division that was sold in December 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this Quarterly Report on Form 10-Q are “forward looking” statements (within the meaning of the Private Securities Litigation Reform Act of 1995, as amended). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. See Part II Item 1A “Risk Factors” below and Item I Part 1A in the Company’s annual report on Form 10-K for the year ended December 31, 2005, for a description of certain factors that might cause such a difference.

The following discussion and analysis (in thousands of dollars) should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and notes thereto.

Results of Operations

Three months ended March 31, 2006, compared to three months ended March 31, 2005

Revenues for the three months ended March 31, 2006, increased by $423, or 4.9%, as compared to the 2005 quarter. Revenues from media communications services in the first quarter of 2006 increased by $274, or 3.4%, to $8,408 primarily as a result of an increase in press release wire services. Revenues from Teletrax™ video watermarking services in the first quarter of 2006 increased by $149, or 36.0%, to $563 due to an increase in the number of clients being served.

Direct costs in the first quarter of 2006 remained relatively flat with those in the comparable 2005 quarter, and as a percentage of revenue declined to 38.8% in the first quarter of 2006 from 40.8% in the comparable quarter in 2005.

Selling, general, and administrative (“SG&A”) expenses in the first quarter of 2006 increased by $638 as compared to the 2005 quarter, and as a percentage of revenue increased to 73.0% in the first quarter of 2006 from 69.2% in the 2005 quarter. SG&A expenses in the first quarter of 2006 included $125 of stock-based compensation expense related to stock options, with no comparable amount recognized in the 2005 quarter. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires all share-based payments, including stock options, to be recognized in the financial statements based on the fair value on the date of grant. The Company has elected to use the modified prospective application for the transition upon the adoption of SFAS No. 123R, which requires compensation expense to be recognized on options granted subsequent to the adoption date as well as on options granted prior to the adoption date for which the requisite service period had not been completed as of December 31, 2005. Periods prior to the date that SFAS No. 123R is adopted are not adjusted under the modified prospective application.

Exclusive of stock-based compensation expense, SG&A expenses in the first quarter of 2006 increased by $513 as compared to the 2005 quarter, and as a percent of revenue were 71.6% in the first quarter of 2006. SG&A expenses increased in the first quarter of 2006 by $295 as a result of additional costs incurred in connection with the continued expansion of Teletrax. In addition, SG&A expenses increased by $218 primarily as a result of consulting and other related costs incurred in connection with the termination of a former executive officer and additional consulting and professional fees incurred in the 2006 quarter.

The Company had an operating loss of $1,564 in the first quarter of 2006 as compared to an operating loss of $1,274 in the comparable period in 2005. The operating losses in 2006 and 2005 included operating losses of $852 and $570, respectively, from the Company’s 76%-owned Teletrax subsidiaries. The Company’s results of operations included 100% of the losses from the Teletrax subsidiaries since the minority shareholder has no future funding obligations.

The Company established a valuation allowance to reserve for certain of its deferred tax assets at December 31, 2005, based on its assessment that it was more likely than not that the benefit associated with the deferred tax assets would not be realized in future periods. Based on its most recent projections, the Company continues to believe that it is more likely than not that such benefit will not be realized, and therefore has established a valuation allowance to reserve for certain of its deferred tax assets at March 31, 2006. The valuation allowance was $5,235 and $4,739 at March 31, 2006, and December 31, 2005, respectively.

Financial Condition

The Company continues to finance its operations and capital investment requirements from its existing cash reserves, which totaled $5,522 at March 31, 2006. Working capital in the first three months of 2006 decreased by $1,829 primarily as a result of funding the Company’s operating losses and funding capital investments made during the period, including amounts expended for the continued expansion of the Teletrax network. The Company believes that its cash reserves will be sufficient to fund its cash needs throughout 2006.

Cash flows from operating activities during the first three months of 2006 increased by $304 as compared to the comparable period in 2005 due primarily to a decrease in tax payments in the first quarter of 2006, partially offset by a decrease in cash generated from operations during the 2006 period. During the first three months of 2006, the Company invested $627 in new equipment, primarily for the continued expansion of the Teletrax network, and repaid $20 of capital lease obligations. These amounts were primarily funded from the Company’s working capital and $132 in proceeds received upon the exercise of stock options.

The Company expects to spend approximately $1,500 over the course of the next twelve months for capital improvements primarily for the continuing build out of the infrastructure for Teletrax and for modernization of its Media Communications Services business. The Company intends to finance these expenditures with working capital.

There were no material changes to the Company’s contractual obligations during the first three months of 2006. The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Management must make certain estimates and assumptions in preparing the financial statements of the Company. Certain of these estimates and assumptions relate to matters that are inherently uncertain as they pertain to future events. Management believes that the estimates and assumptions used in preparing the financial statements of the Company were the most appropriate at that time, although actual results could differ significantly from those estimates under different conditions. Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, provides a detailed discussion of the various accounting policies of the Company. In addition, a summary of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Except for the change in accounting for stock-based compensation described below, there have been no significant changes to the critical accounting policies previously disclosed. The following new accounting policy is critical since it requires subjective or complex judgments that could potentially affect the financial condition or results of operations of the Company.

Stock-Based Compensation: On January 1, 2006, the Company adopted the provisions of SFAS No. 123R and elected to use the modified prospective application for the transition upon adoption, which requires compensation expense to be recognized on options granted subsequent to the adoption date as well as on options granted prior to the adoption date for which the requisite service period had not been completed as of December 31, 2005. The Company determines the fair value of stock options granted subsequent to the adoption of SFAS No. 123R using a binomial lattice model. The fair value of stock options granted prior to the adoption of SFAS No. 123R was determined using the Black-Scholes option-pricing model. The Company must make certain assumptions in determining the fair value of stock options, including the volatility of the Company’s common stock, the future dividend yield on the Company’s common stock, and the term over which stock options will remain outstanding, including making assumptions about the future behavior patterns of the holders of stock options in regard to exercising stock options prior to their expiration. In addition, the Company must make certain assumptions regarding the rate at which options will be forfeited to estimate the service period that will be completed by the holders of stock options. Any deviation in the actual volatility of the Company’s common stock, the actual dividend yield, and the actual early exercise behavior of holders of stock options from that assumed in estimating the fair value of a stock option will not result in a change in the amount of compensation expense recognized by the Company, but will result in the actual value realized by the holder of the stock options to be different than the amount of compensation expense recognized. Any deviation in the actual forfeitures of stock options during the service period from that assumed will result in a change to the amount of compensation expense recognized, either as additional compensation expense or a reversal of previously recognized compensation expense in the period of change.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market exposures are interest rate risk and foreign currency rate risk.

The Company had convertible debentures with a face value of $5,000 ($4,101 net of unamortized discount) outstanding at March 31, 2006. The interest rate on these debentures is the higher of 7% or the 6-month LIBOR rate (as defined) plus 4.50%. At March 31, 2006, the interest rate on the convertible debentures was 9.62%. A change in interest rates of 1.0% would result in a change in the annual interest costs under the convertible debentures of $50 based on the face amount of outstanding borrowings at March 31, 2006.

The Company has two operations in the United Kingdom that result in foreign currency exposure to the British pound. As of and for the three months ended March 31, 2006, these operations aggregated approximately 21% of the Company’s current assets, approximately 23% of the Company’s current liabilities, and approximately 16% of the Company’s loss from continuing operations before income taxes. A fluctuation in the United States dollar to the British pound conversion rate would result in a change in the amount realized by the Company from the results of these operations and from the settlement of its monetary assets and liabilities denominated in British pounds.

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2006. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2006, that have materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIALINK WORLDWIDE INCORPORATED (Registrant) By: /s/ Laurence Moskowitz Laurence Moskowitz Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)
Dated: May 15, 2006

By: /s/ Kenneth Torosian Kenneth Torosian Chief Financial Officer (Principal Accounting Officer)
Dated: May 15, 2006

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

10.1
Amended and Restated Employment Agreement, dated as of December 31, 2005, by and between Medialink Worldwide Incorporated and Laurence Moskowitz (Incorporated by reference to Exhibit No. 10.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.2
Amended and Restated Employment Agreement, dated as of August 28, 2001, by and between Medialink Worldwide Incorporated and J. Graeme McWhirter (Incorporated by reference to Exhibit No. 10.2 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.3
Separation Agreement and General Release, dated as of December 30, 2005, by and between Medialink Worldwide Incorporated and J. Graeme McWhirter (Incorporated by reference to Exhibit No. 10.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

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

10.8	Medialink Worldwide Incorporated Amended and Restated Stock Option Plan.
10.9	Medialink Worldwide Incorporated Amended and Restated 1996 Directors Stock Option Plan.
10.10	Form of Indemnification Agreement (Incorporated by reference to Exhibit No. 10.10 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10.11	Forbearance Agreement (Incorporated by reference to Exhibit No. 10.11 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
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