Form 10-Q
period 2006-06-30
MEDIALINK WORLDWIDE INC
filed 2006-08-14
CIK 812890

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 0-21989

Medialink Worldwide Incorporated
(Exact name of registrant as specified in its charter)

Delaware	52-1481284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

708 Third Avenue, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the issuer's common stock, outstanding as of the close of July 31, 2006, was 6,100,365.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of dollars, except share and per-share amounts)

	June 30,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$3,935	$7,303
Accounts receivable, net of allowance for doubtful accounts of
$499 and $610	6,431	5,584
Inventory	393	371
Prepaid expenses	553	566
Prepaid and refundable taxes	911	906
Other current assets	40	48
Total current assets	12,263	14,778

Property and equipment - net	4,372	4,380
Goodwill	13,006	13,006
Other assets	722	762

Total assets	$30,363	$32,926

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,662	$1,665
Accrued expenses and other current liabilities	6,559	5,922
Current portion of capital lease obligation	45	70
Total current liabilities	8,266	7,657

Convertible debentures, net of unamortized discount of $842 and $955	4,158	4,045
Other long-term liabilities	1,181	1,586
Total liabilities	13,605	13,288

Commitments and contingencies

Stockholders' Equity:
Series A preferred stock: $.01 par value, authorized 50,000 shares; none issued and outstanding
Common stock: $.01 par value, authorized 15,000,000 shares; issued and
outstanding 6,201,486 shares in 2006 and 6,155,360 shares in 2005	62	62
Additional paid-in capital	26,900	26,591
Accumulated deficit	(9,519)	(6,279)
Accumulated other comprehensive loss	(342)	(393)
Common stock in treasury (at cost, 101,121 shares)	(343)	(343)
Total stockholders' equity	16,758	19,638

Total liabilities and stockholders' equity	$30,363	$32,926

See notes to unaudited consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share amounts)

	For the six months ended June 30,		For the three months ended June 30,
	2006	2005	2006	2005

Revenues	$18,246	$17,771	$9,275	$9,223

Operating expenses:
Direct costs	7,158	6,954	3,674	3,468
Selling, general, and administrative expenses	13,067	12,065	6,517	6,153
Depreciation and amortization	995	842	494	418

Total operating expenses	21,220	19,861	10,685	10,039

Operating loss	(2,974)	(2,090)	(1,410)	(816)
Interest expense - net	(266)	(242)	(142)	(107)

Loss from continuing operations before taxes	(3,240)	(2,332)	(1,552)	(923)
Income tax benefit	—	(220)	—	—

Loss from continuing operations	(3,240)	(2,112)	(1,552)	(923)
Income from discontinued operations	—	60	—	—

Net loss	$(3,240)	$(2,052)	$(1,552)	$(923)

Net loss	$(3,240)	$(2,052)	$(1,552)	$(923)
Other comprehensive income (loss)	51	(120)	42	(52)

Comprehensive loss	$(3,189)	$(2,172)	$(1,510)	$(975)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$(0.53)	$(0.35)	$(0.25)	$(0.15)
Income from discontinued operations	—	0.01	—	—

Net loss	$(0.53)	$(0.34)	$(0.25)	$(0.15)

Weighted average number of common shares:
Basic and diluted	6,093	6,002	6,100	6,039

See notes to unaudited consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of dollars)

	For the six months ended June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,240)	$(2,052)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	995	842
Provision for bad debts	26	24
Gain from discontinued operations	—	(60)
Other	372	130
Changes in operating assets and liabilities
Accounts receivable	(792)	432
Prepaid expenses and other assets	(16)	(20)
Prepaid and refundable income taxes and taxes payable	(5)	(681)
Accounts payable and accrued expenses	384	(698)
Other liabilities	(317)	(16)
Net cash used in operating activities	(2,593)	(2,099)

CASH FLOWS FROM INVESTING ACTIVITY -
Purchases of property and equipment	(905)	(629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock in connection
with the exercise of stock options	132	278
Repayments of obligations under capital lease	(29)	(78)
Other financing activities	—	(13)
Net cash provided by financing activities	103	187

Net decrease in cash and cash equivalents	(3,395)	(2,541)
Effect of exchange rate changes on cash and cash equivalents	27	(20)
Cash and cash equivalents at the beginning of period	7,303	11,675

Cash and cash equivalents at end of period	$3,935	$9,114

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

2. Earnings (Loss) per Share

Basic earnings (loss) per share of common stock is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. There were no reconciling items to net loss to arrive at loss available to common stockholders for the quarterly and year-to-date periods ended June 30, 2006 and 2005. Diluted earnings (loss) per share of common stock is computed by giving effect to all dilutive potential common shares. The number of shares used in the calculation of diluted earnings (loss) per share for the six months ended June 30, 2006 and 2005, excluded 176,874 and 170,821, respectively, of incremental shares related to stock options and warrants. The number of shares used in the calculation of diluted earnings (loss) per share for the three months ended June 30, 2006 and 2005, excluded 215,525 and 81,217, respectively, of incremental shares related to stock options and warrants. All periods presented excluded 1,234,567 of incremental shares related to convertible debentures. All such incremental shares were excluded from the calculation of diluted earnings (loss) per share due to their antidilutive effect.

3. Share-Based Payments

Under a stock option plan covering employees and other eligible participants (the “Employee Plan”), the Company grants stock options to purchase shares of the Company’s common stock. Stock options granted under the Employee Plan generally become exercisable under two alternative vesting schedules over a four-year period. One vesting schedule provides for 20% of the stock options granted being exercisable on the grant date and an additional 20% becoming exercisable on the anniversary of the grant date in each of the next four years. The second vesting schedule provides for 25% of the stock options granted becoming exercisable on the anniversary of the grant date in each of the next four years. Incentive stock options granted under the Employee Plan generally have a term of ten years and an exercise price equal to the fair market value of the Company’s common stock on the grant date. Incentive stock options issued to employees who own more than 10% of the voting power of all classes of equity of the Company have a term of five years and an exercise price equal to at least 110% of the fair market value of the Company’s common stock on the grant date. Non-qualified stock options granted under the Employee Plan can have a term of up to fifteen years and an exercise price that is determined for each individual grant by a committee appointed by the Company’s board of directors. There are 1,670,808 shares of the Company’s common stock reserved for the issuance of stock options under the Employee Plan, and 554,922 shares remained available for the issuance of stock options at June 30, 2006.

Under a stock option plan covering members of its board of directors (the “Directors’ Plan”), the Company grants stock options to non-employee directors. Newly appointed non-employee directors are granted 10,000 stock options upon their appointment or election to the board of directors, and all non-employee directors are granted 3,000 stock options on the first business day of each year. Additional grants of stock options may be made at the discretion of a committee appointed by the Company’s board of directors. Stock options granted under the Directors’ Plan generally vest ratably over a three-year period, have a term of ten years, but cannot have a term that exceeds fifteen years, and have an exercise price equal to the fair market value of the Company’s common stock on the grant date. There are 280,000 shares of the Company’s common stock reserved for the issuance of stock options under the Directors’ Plan, and at June 30, 2006, 22,000 shares remained available for the issuance of stock options.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that all share-based payments to employees and non-employee directors, including grants of stock options, be recognized in the financial statements based on their fair values on the date of grant. Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation based on the intrinsic value of the stock options granted in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” an alternative to the fair-value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company has elected to use the modified prospective application for the transition upon the adoption of SFAS No. 123R, which requires compensation expense to be recognized on options granted subsequent to the adoption date as well as on options granted prior to the adoption date for which the requisite service period had not been completed as of December 31, 2005. Periods prior to the date that SFAS No. 123R was adopted are not adjusted under the modified prospective application.

The Company uses a binomial lattice model for determining the fair value of stock options granted subsequent to January 1, 2006. Prior to the adoption of SFAS No. 123R, the Company valued stock options using the Black-Scholes option-pricing model, which the Company used for the pro forma disclosure requirements of SFAS No. 123. During the first six months of 2006, the Company granted 131,640 stock options under the Employee Plan, of which 121,640 stock options granted to employees vest ratably over a four-year period and 10,000 stock options granted to a non-employee director of Teletrax vest ratably over a three-year period. Also during the first six months of 2006, the Company granted 68,600 stock options to non-employee directors, of which 37,600 were fully vested upon grant and 31,000 of which become exercisable over a three-year period, with one-third vesting on each anniversary of the grant date. During the first six months of 2005, the Company granted 24,000 stock options to non-employee directors that vest ratably over a three-year period.

The following weighted average assumptions were used in calculating the fair value of stock options granted under the Employee Plan and the Directors’ Plan during the six months ended June 30, 2006:

	Employee Plan	Directors’ Plan

Expected term	4.02	4.23
Expected volatility	.6923	.7052
Expected dividends	0%	0%
Risk-free interest rate	4.74%	4.64%

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

For the six months ended June 30, 2006, the Company recognized $177 of compensation expense related to stock options, of which $121 related to stock options granted to both employees and non-employee directors during 2006 and $56 related to stock options granted prior to the adoption of SFAS No. 123R and for which the requisite service periods had not been completed as of December 31, 2005. For the three months ended June 30, 2006, the Company recognized $52 of compensation expense related to stock options, of which $24 related to stock options granted to both employees and non-employee directors during 2006 and $28 related to stock options granted prior to the adoption of SFAS No. 123R and for which the requisite service periods had not been completed as of December 31, 2005. Such amounts were based on the fair value of the stock options at the grant date. The Company did not recognize any tax benefit related to the stock-based compensation expense incurred.

 MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company did not recognize any compensation expense related to stock options under the provisions of APB No. 25 for the six months and three months ended June 30, 2005. The pro forma effects, had the Company accounted for stock-based employee compensation based on the fair value of stock options granted in accordance with SFAS No. 123 for the six months and three months ended June 30, 2005, are as follows:

	Six months ended June 30, 2005	Three months ended June 30, 2005

Net loss as reported	$(2,052)	$(923)
Stock-based compensation expense, net
of tax, included in net loss as reported	—	—
Stock-based compensation expense, net
of tax, under fair value method	(152)	(52)
Pro forma net loss	$(2,204)	$(975)

Basic and diluted net loss per share as reported	$(0.34)	$(0.15)
Pro forma basic and diluted net loss per share	$(0.37)	$(0.16)

Information relating to activity in the Employee Plan for the six months ended June 30, 2006, is summarized in the following table. All stock option grants included in the following table had exercise prices equal to the market price on the grant date.

	Number of shares	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2006	873,319	$4.80
Options granted	131,640	$4.12	$2.29
Options exercised	(46,126)	$2.87		$54
Options forfeited and expired	(281,493)	$4.12

Options outstanding at June 30, 2006	677,340	$5.08		$416	5.99

Options exercisable at June 30, 2006	458,850	$5.79		$309	4.46

There were no stock options granted under the Employee Plan during the six months ended June 30, 2005. The aggregate intrinsic value of stock options exercised under the Employee Plan during the six months ended June 30, 2005, was $81.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Information relating to activity in the Directors’ Plan for the six months ended June 30, 2006, is summarized in the following table. All stock option grants included in the following table had exercise prices equal to the market price on the grant date.

	Number of shares	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2006	193,600	$5.55
Options granted	68,600	$3.90	$2.25
Options expired	(37,600)	$3.54

Options outstanding at June 30, 2006	224,600	$5.39		$81	6.70

Options exercisable at June 30, 2006	166,933	$6.04		$52	5.96

There were 24,000 stock options with a weighted average fair value of $2.87 granted under the Directors’ Plan during the six months ended June 30, 2005. The aggregate intrinsic value of stock options exercised under the Directors’ Plan during the six months ended June 30, 2005, was $6.

Compensation expense related to non-vested stock options under both the Employee Plan and the Directors’ Plan that was not recognized as of June 30, 2006, totaled $505 and is expected to be recognized over a weighted average period of 3.0 years. During the six months ended June 30, 2006 and 2005, the Company received $132 and $278, respectively, from the exercise of stock options. The Company has a policy of issuing new shares of common stock upon the exercise of stock options.

4. Supplemental Cash Flow Information:

Cash paid for interest and income taxes during the six months ended June 30, 2006 and 2005, was as follows:

	2006	2005
Interest	$246	$211

Income taxes	$—	$481

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

5. Segment Information

Segment information relating to the Company’s results of continuing operations was as follows:

	Six months ended June 30		Three months ended June 30,
	2006	2005	2006	2005
Revenues:
Media communications services	$17,055	$16,878	$8,647	$8,744
Video watermarking services	1,191	893	628	479

Total	$18,246	$17,771	$9,275	$9,223

Operating income (loss):
Media communications services	$1,355	$914	$742	$751
Video watermarking services	(1,649)	(1,220)	(797)	(650)

Total	(294)	(306)	(55)	101
Other business activities	(2,680)	(1,784)	(1,355)	(917)
Interest expense - net	(266)	(242)	(142)	(107)

Loss from continuing operations before taxes	$(3,240)	$(2,332)	$(1,552)	$(923)

Segment information related to the Company’s assets was as follows:

	2006	2005
Total Assets:
Media communications services	$25,543	$28,380
Video watermarking services	2,923	2,173
Other business activities	1,897	2,373

Total	$30,363	$32,926

6. Discontinued Operations

The results of operations for the six months ended June 30, 2005, include a gain of $60 on the sale of Delahaye, the Company’s research division that was sold in December 2004.

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

Results of Operations

Six months ended June 30, 2006, compared to six months ended June 30, 2005

Revenues for the six months ended June 30, 2006, increased by $475, or 2.7%, as compared to the 2005 period. Revenues from media communications services in the first six months of 2006 increased by $177, or 1.0%, to $17,055 primarily as a result of an increase in press release wire services, partially offset by a decline in domestic broadcast services revenues in the period. Revenues from Teletrax™ video watermarking services in the first six months of 2006 increased by $298, or 33.4%, to $1,191 from an increase in the number of clients being served and additional services provided to existing clients.

Direct costs in the first six months of 2006 increased by $204 as compared to those in the comparable 2005 period, and as a percentage of revenue remained relatively flat, increasing to 39.2% in the first six months of 2006 from 39.1% in the comparable period in 2005.

Selling, general, and administrative (“SG&A”) expenses in the first six months of 2006 increased by $1,002 as compared to the 2005 period, and as a percentage of revenue increased to 71.6% in the first six months of 2006 from 67.9% in the 2005 period. SG&A expenses in the first six months of 2006 included $170 of severance charges related to certain staff reductions during the period. SG&A expenses in the first six months of 2006 also included $177 of stock-based compensation expense related to stock options, with no comparable amount recognized in the 2005 period. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires all share-based payments, including stock options, to be recognized in the financial statements based on the fair value on the date of grant. The Company has elected to use the modified prospective application for the transition upon the adoption of SFAS No. 123R, which requires compensation expense to be recognized on options granted subsequent to the adoption date as well as on options granted prior to the adoption date for which the requisite service period had not been completed as of December 31, 2005. Periods prior to the date that SFAS No. 123R was adopted are not adjusted under the modified prospective application.

Exclusive of severance charges and stock-based compensation expense, SG&A expenses in the first six months of 2006 increased by $655 as compared to the 2005 period, and as a percent of revenue were 69.7% in the first six months of 2006. SG&A expenses increased in the first six months of 2006 by $484 as a result of additional costs incurred in connection with the continued expansion of Teletrax. In addition, non-Teletrax SG&A expenses increased by $171 primarily as a result of consulting and other related costs incurred in connection with the termination of a former executive officer and additional consulting and professional fees incurred in the 2006 period.

The Company had an operating loss of $2,974 in the first six months of 2006 as compared to an operating loss of $2,090 in the comparable period in 2005. The operating losses in 2006 and 2005 included operating losses of $1,649 and $1,220, respectively, from the Company’s 76%-owned Teletrax subsidiaries. The Company’s results of operations included 100% of the losses from the Teletrax subsidiaries since the minority shareholder has no future funding obligations.

The Company established a valuation allowance to reserve for certain of its deferred tax assets at December 31, 2005, based on its assessment that it was more likely than not that the benefit associated with the deferred tax assets would not be realized in future periods. Based on its most recent projections, the Company continues to believe that it is more likely than not that such benefit will not be realized, and therefore has established a valuation allowance to reserve for certain of its deferred tax assets at June 30, 2006. The valuation allowance was $5,733 and $4,739 at June 30, 2006, and December 31, 2005, respectively.

Three months ended June 30, 2006, compared to three months ended June 30, 2005

Revenues for the three months ended June 30, 2006, were relatively flat as compared to the 2005 quarter, increasing by $52. Revenues from media communications services in the second quarter of 2006 decreased by $97 to $8,647 primarily as a result of a decline in domestic broadcast services revenues, partially offset by an increase in international broadcast services revenues and an increase in press release wire services revenues. Revenues from Teletrax™ video watermarking services in the second quarter of 2006 increased by $149, or 31.1%, to $628 from an increase in the number of clients being served and additional services provided to existing clients.

Direct costs in the second quarter of 2006 increased by $206 as compared to those in the comparable 2005 quarter, and as a percentage of revenue increased to 39.6% in the second quarter of 2006 from 37.6% in the comparable quarter in 2005.

Selling, general, and administrative (“SG&A”) expenses in the second quarter of 2006 increased by $364 as compared to the 2005 quarter, and as a percentage of revenue increased to 70.3% in the second quarter of 2006 from 66.7% in the 2005 quarter. SG&A expenses in the second quarter of 2006 included $170 of severance charges related to certain staff reductions during the period. SG&A expenses in the second quarter of 2006 also included $52 of stock-based compensation expense related to stock options, with no comparable amount recognized in the 2005 quarter.

Exclusive of the severance charges and stock-based compensation expense, SG&A expenses in the second quarter of 2006 increased by $142 compared to the 2005 quarter, and as a percent of revenue were 67.9% in the second quarter of 2006. SG&A expenses increased in the second quarter of 2006 by $189 as a result of additional costs incurred in connection with the continued expansion of Teletrax.

The Company had an operating loss of $1,410 in the second quarter of 2006 as compared to an operating loss of $816 in the comparable period in 2005. The operating losses in 2006 and 2005 included operating losses of $797 and $650, respectively, from the Company’s 76%-owned Teletrax subsidiaries.

Financial Condition

The Company continues to finance its operations and capital investment requirements from its existing cash reserves, which totaled $3,935 at June 30, 2006. Working capital in the first six months of 2006 decreased by $3,124 primarily as a result of funding the Company’s operating losses and funding capital investments made during the period, including amounts expended for the continued expansion of the Teletrax network. Although the Company believes that its cash reserves will be sufficient to fund its cash needs throughout the remainder of 2006, the Company has initiated an overall reorganization of its domestic broadcast services business in an effort to reduce costs and improve margins. In addition, the Company is exploring strategic alternatives, including additional debt or equity funding and the sale of non-core assets.

Cash flows from operating activities during the first six months of 2006 decreased by $494 as compared to the comparable period in 2005 due primarily to a decrease in cash generated from operations and severance payments made during the 2006 period, partially offset by a decrease in tax payments in the first six months of 2006. During the first six months of 2006, the Company invested $905 in new equipment, primarily for the continued expansion of the Teletrax network, and repaid $29 of capital lease obligations. These amounts were primarily funded from the Company’s working capital and $132 in proceeds received upon the exercise of stock options.

The Company expects to spend approximately $1,500 over the course of the next twelve months for capital improvements primarily for the continuing build out of the infrastructure for Teletrax and for modernization of its media communications services business. The Company intends to finance these expenditures with working capital and the proceeds of any future funding.

There were no material changes to the Company’s contractual obligations during the first six months of 2006. The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Stock-Based Compensation: On January 1, 2006, the Company adopted the provisions of SFAS No. 123R and elected to use the modified prospective application for the transition upon adoption, which requires compensation expense to be recognized on options granted subsequent to the adoption date as well as on options granted prior to the adoption date for which the requisite service period had not been completed as of December 31, 2005. The Company determines the fair value of stock options granted subsequent to the adoption of SFAS No. 123R using a binomial lattice model. The fair value of stock options granted prior to the adoption of SFAS No. 123R was determined using the Black-Scholes option-pricing model. The Company must make certain assumptions in determining the fair value of stock options, including the volatility of the Company’s common stock, the future dividend yield on the Company’s common stock, and the term over which stock options will remain outstanding, including making assumptions about the future behavior patterns of the holders of stock options in regard to exercising stock options prior to their expiration. In addition, the Company must make certain assumptions regarding the rate at which options will be forfeited to estimate the service period that will be completed by the holders of stock options. Any deviation in the actual volatility of the Company’s common stock, the actual dividend yield, and the actual early exercise behavior of holders of stock options from that assumed in estimating the fair value of a stock option will not result in a change in the amount of compensation expense recognized by the Company, but will result in the actual value realized by the holder of the stock options to be different than the amount of compensation expense recognized. Any deviation in the actual forfeitures of nonvested stock options during the service period from that assumed will result in a change to the amount of compensation expense recognized, either as additional compensation expense or a reversal of previously recognized compensation expense in the period of change.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market exposures are interest rate risk and foreign currency rate risk.

The Company had convertible debentures with a face value of $5,000 ($4,158 net of unamortized discount) outstanding at June 30, 2006. The interest rate on these debentures is the higher of 7% or the 6-month LIBOR rate (as defined) plus 4.50%. At June 30, 2006, the interest rate on the convertible debentures was 10.14%. A change in interest rates of 1.0% would result in a change in the annual interest costs under the convertible debentures of $50 based on the face amount of outstanding borrowings at June 30, 2006.

The Company has two operations in the United Kingdom that result in foreign currency exposure to the British pound. As of and for the six months ended June 30, 2006, these operations aggregated approximately 23% of the Company’s current assets, approximately 27% of the Company’s current liabilities, and approximately 19% of the Company’s loss from continuing operations before income taxes. A fluctuation in the United States dollar to the British pound conversion rate would result in a change in the amount realized by the Company from the results of these operations and from the settlement of its monetary assets and liabilities denominated in British pounds.

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2006. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2006, that have materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of Medialink Worldwide Incorporated was held on June 8, 2006. The stockholders voted on the following matters.

1.	To elect the following two directors of the Company for terms expiring at the 2009 annual meeting of stockholders:

	Shares Voted For	Shares Withheld

Douglas S. Knopper	5,775,467	27,202
James J. O’Neill	5,774,867	27,802

2.	To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006.

Shares Voted For	Shares Voted Against	Shares Withheld

5,798,744	2,825	1,100

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIALINK WORLDWIDE INCORPORATED (Registrant)

By:	/s/ Laurence Moskowitz
Laurence Moskowitz
Dated: August 14, 2006	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ Kenneth Torosian
Kenneth Torosian Chief Financial Officer
Dated: August 14, 2006	(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

10.8
Medialink Worldwide Incorporated Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit No. 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006).

10.9
Medialink Worldwide Incorporated Amended and Restated 1996 Directors Stock Option Plan (Incorporated by reference to Exhibit No. 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006).

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