Form 10-Q
period 2006-09-30
MEDIALINK WORLDWIDE INC
filed 2006-11-14
CIK 812890

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes☐ No ☒

The number of shares of the issuer's common stock outstanding as of October 31, 2006, was 6,122,665.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of dollars, except share and per-share amounts)

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$18,804	$7,303
Accounts receivable, net of allowance for doubtful accounts of
$255 and $442	5,089	5,014
Inventory	617	371
Prepaid expenses	423	523
Prepaid and refundable taxes	644	906
Deferred income taxes	614	-
Other current assets	1,217	48
Current assets of discontinued operations	-	613
Total current assets	27,408	14,778

Property and equipment - net	4,298	4,342
Goodwill	3,429	3,429
Deferred income taxes	895	-
Other assets	1,626	762
Non-current assets of discontinued operations	-	9,615

Total assets	$37,656	$32,926

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,309	$1,663
Accrued expenses and other current liabilities	10,427	5,807
Current portion of capital lease obligation	46	70
Current liabilities of discontinued operations	-	117
Total current liabilities	11,782	7,657

Convertible debentures, net of unamortized discount of $785 and $955	4,215	4,045
Other long-term liabilities	1,165	1,586
Total liabilities	17,162	13,288

Commitments and contingencies
Stockholders' Equity:
Series A Preferred stock: $.01 par value, authorized 50,000 shares; none issued and outstanding
Common stock: $.01 par value, authorized 15,000,000 shares; issued and
outstanding 6,205,786 shares in 2006 and 6,155,360 shares in 2005	62	62
Additional paid-in capital	26,975	26,591
Accumulated deficit	(5,892)	(6,279)
Accumulated other comprehensive loss	(308)	(393)
Common stock in treasury (at cost, 101,121 shares)	(343)	(343)
Total stockholders' equity	20,494	19,638

Total liabilities and stockholders' equity	$37,656	$32,926

See notes to unaudited consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share amounts)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$22,404	$22,638	$7,212	$7,416

Operating expenses:
Direct costs	9,680	9,648	3,194	3,275
Selling, general, and administrative expenses	18,915	16,589	6,877	5,564
Depreciation and amortization	1,470	1,232	491	407

Total operating expenses	30,065	27,469	10,562	9,246

Operating loss	(7,661)	(4,831)	(3,350)	(1,830)
Interest expense - net	(416)	(365)	(150)	(123)

Loss from continuing operations before taxes	(8,077)	(5,196)	(3,500)	(1,953)
Income tax benefit	(3,111)	(932)	(2,544)	(325)

Loss from continuing operations	(4,966)	(4,264)	(956)	(1,628)
Income from discontinued operations	5,353	1,039	4,583	455

Net income (loss)	$387	$(3,225)	$3,627	$(1,173)

Net income (loss)	$387	$(3,225)	$3,627	$(1,173)
Other comprehensive income (loss)	85	(146)	34	(26)

Comprehensive income (loss)	$472	$(3,371)	$3,661	$(1,199)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$(0.82)	$(0.71)	$(0.16)	$(0.27)
Income from discontinued operations	0.88	0.17	0.75	0.08

Net income (loss)	$0.06	$(0.54)	$0.59	$(0.19)

Weighted average number of common shares:
Basic and diluted	6,096	6,021	6,102	6,052

See notes to unaudited consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of dollars)

	For the nine months ended
	September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$387	$(3,225)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,470	1,232
Provision for bad debts	162	123
Deferred income taxes	(1,509)	-
Income from discontinued operations	(5,353)	(1,039)
Other	535	198
Changes in operating assets and liabilities
Accounts receivable	(109)	1,340
Prepaid expenses and other assets	(2,206)	(367)
Prepaid and refundable income taxes and taxes payable	262	(681)
Accounts payable and accrued expenses	807	(1,204)
Other liabilities	(367)	(37)
Net cash provided by operating activities of discontinued operations	942	599
Net cash used in operating activities	(4,979)	(3,061)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,354)	(990)
Net proceeds from sale of division	17,702	-
Net cash used in investing activities of discontinued operations	(24)	(19)
Net cash provided by (used in) investing activities	16,324	(1,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock in connection
with the exercise of stock options	143	280
Repayments of obligations under capital lease	(30)	(75)
Other financing activities	-	(13)
Net cash provided by financing activities	113	192

Net increase (decrease) in cash and cash equivalents	11,458	(3,878)
Effect of exchange rate changes on cash and cash equivalents	43	(27)
Cash and cash equivalents at the beginning of period	7,303	11,675

Cash and cash equivalents at end of period	$18,804	$7,770

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

In September 2006, the Company sold the assets of U. S. Newswire, its wire distribution and photography services division. The accompanying unaudited consolidated financial statements reflect U. S. Newswire as a discontinued operation in all periods presented. Accordingly, prior period financial statements have been reclassified to reflect the financial position, results of operations, and cash flows of U. S. Newswire separately from continuing operations. Certain other reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

2. Discontinued Operations

On September 29, 2006, the Company sold the assets of its U. S. Newswire division to PR Newswire Association, LLC, a wholly-owned subsidiary of United Business Media plc. The assets sold represent the Company's entire wire distribution and photography services businesses, which were an operating segment within the Company’s media communications services reporting segment. The base sale price was $19,000, of which the Company received $16,100 in cash at closing. The remaining $2,900 was deposited into escrow, of which $1,900 represents amounts to cover potential post-closing contingencies and $1,000 represents deferred purchase price. All escrow amounts will be released by the fourth quarter of 2007. The base sale price is subject to adjustment based on the operating performance of U. S. Newswire for the twelve-month period ended September 30, 2006, the effective date of the transaction. This adjustment will result in a final sale price of between $18,000 and $23,000, all of which is to be paid in cash. In addition, the final sale price will include an adjustment based on the working capital of U. S. Newswire as of September 30, 2006.

In 2005, the Company recognized additional gain on the sale of Delahaye, the Company’s research division that was sold in December 2004. The additional gain on the sale of Delahaye, the results of operations of U. S. Newswire, and the estimated gain on the sale of U. S. Newswire are presented as discontinued operations in the accompanying unaudited consolidated statements of operations as follows:

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005

Revenues	$4,457	$3,960	$1,403	$1,411

Income from operations before income taxes	$1,728	$1,467	$391	$556
Income tax expense	734	622	167	235
Income from operations	994	845	224	321

Gain on sale of division before income taxes	7,515	284	7,515	224
Income tax expense	3,156	90	3,156	90
Gain on sale of division	4,359	194	4,359	134

Income from discontinued operations	$5,353	$1,039	$4,583	$455

The gain on sale of U. S. Newswire was determined using the minimum sale price of $18,000. Additional gain on sale will be reflected in future periods to the extent that the Company receives additional proceeds in accordance with the terms of the transaction.

At December 31, 2005, the current assets of U. S. Newswire reported as a discontinued operation consisted of $570 of accounts receivable and $43 of prepaid expenses; the long-term assets consisted of $38 of property and equipment and $9,577 of goodwill; the current liabilities consisted entirely of accounts payable and accrued expenses. The amount of goodwill attributable to U. S. Newswire was determined based on the relative fair value of U. S. Newswire to the fair value of the Company’s media communications services segment at September 30, 2006 (see Note 5).

In connection with the sale of U. S. Newswire, the Company completed certain exit activities in September 2006 (the “Third Quarter Plan”), which included terminating one employee and vacating the portion of its facility in Washington, DC, that served as the primary facility for providing wire distribution and photography services. The results of operations from discontinued operations include a charge of $238 related to the Third Quarter Plan, of which $11 represents employee termination costs and $227 represents contract termination costs associated with the lease for the Washington, DC, facility. The Company continues to occupy a portion of the Washington, DC, facility for use by its broadcast services business.

Also in connection with the sale of U. S. Newswire, the Company plans to complete certain exit activities in the fourth quarter of 2006 (the “Fourth Quarter Plan”) that include terminating one employee and vacating the portion of its facility in Norwalk, CT, that served as a satellite location for certain activities of U. S. Newswire. The Company will incur a charge in future periods upon completion of the Fourth Quarter Plan that will be included in the results of operations from discontinued operations.

3. Earnings (Loss) per Share

Basic earnings (loss) per share of common stock is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. There were no reconciling items to net loss to arrive at loss available to common stockholders for the quarterly and year-to-date periods ended September 30, 2006 and 2005. Diluted earnings (loss) per share of common stock is computed by giving effect to all dilutive potential common shares. The number of shares used in the calculation of diluted earnings (loss) per share for the nine months ended September 30, 2006 and 2005, excluded 115,719 and 125,394, respectively, of incremental shares related to stock options and warrants. The number of shares used in the calculation of diluted earnings (loss) per share for the three months ended September 30, 2006 and 2005, excluded 66,560 and 34,538, respectively, of incremental shares related to stock options and warrants. All periods presented excluded 1,234,567 of incremental shares related to convertible debentures. All such incremental shares were excluded from the calculation of diluted earnings (loss) per share due to their antidilutive effect on income from continuing operations.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

4. Share-Based Payments

Under a stock option plan covering employees and other eligible participants (the “Employee Plan”), the Company grants stock options to purchase shares of the Company’s common stock. Stock options granted under the Employee Plan generally become exercisable under two alternative vesting schedules over a four-year period. One vesting schedule provides for 20% of the stock options granted being exercisable on the grant date and an additional 20% becoming exercisable on the anniversary of the grant date in each of the next four years. The second vesting schedule provides for 25% of the stock options granted becoming exercisable on the anniversary of the grant date in each of the next four years. Incentive stock options granted under the Employee Plan generally have a term of ten years and an exercise price equal to the fair market value of the Company’s common stock on the grant date. Incentive stock options issued to employees who own more than 10% of the voting power of all classes of equity of the Company have a term of five years and an exercise price equal to at least 110% of the fair market value of the Company’s common stock on the grant date. Non-qualified stock options granted under the Employee Plan can have a term of up to fifteen years and an exercise price that is determined for each individual grant by a committee appointed by the Company’s board of directors. There are 1,670,808 shares of the Company’s common stock reserved for the issuance of stock options under the Employee Plan. At September 30, 2006, 556,797 shares remained available for the issuance of stock options and 671,165 stock options were outstanding.

Under a stock option plan covering members of its board of directors (the “Directors’ Plan”), the Company grants stock options to non-employee directors. Newly appointed non-employee directors are granted 10,000 stock options upon their appointment or election to the board of directors, and all non-employee directors are granted 3,000 stock options on the first business day of each year. Additional grants of stock options may be made at the discretion of a committee appointed by the Company’s board of directors. Stock options granted under the Directors’ Plan generally vest ratably over a three-year period, have a term of ten years, but cannot have a term that exceeds fifteen years, and have an exercise price equal to the fair market value of the Company’s common stock on the grant date. There are 280,000 shares of the Company’s common stock reserved for the issuance of stock options under the Directors’ Plan, and at September 30, 2006, 22,000 shares remained available for the issuance of stock options.

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

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company uses a binomial lattice model for determining the fair value of stock options granted subsequent to January 1, 2006. Prior to the adoption of SFAS No. 123R, the Company valued stock options using the Black-Scholes option-pricing model, which the Company used for the pro forma disclosure requirements of SFAS No. 123. During the first nine months of 2006, the Company granted 151,640 stock options under the Employee Plan, of which 121,640 stock options granted to employees vest ratably over a four-year period, 20,000 stock options granted to an employee vested 20% on the grant date and ratably over a four-year period thereafter, and 10,000 stock options granted to a non-employee director of Teletrax vest ratably over a three-year period. Also during the first nine months of 2006, the Company granted 68,600 stock options to non-employee directors, of which 37,600 were fully vested upon grant and 31,000 of which become exercisable over a three-year period, with one-third vesting on each anniversary of the grant date. During the first nine months of 2005, the Company granted 30,000 stock options to employees, which vested 20% on the grant date and ratably over a four-year period thereafter, and 24,000 stock options to non-employee directors, which vest ratably over a three-year period.

The following weighted average assumptions were used in calculating the fair value of stock options granted under the Employee Plan and the Directors’ Plan during the nine months ended September 30, 2006:

	Employee Plan	Directors’ Plan

Expected term	4.06	4.23
Expected volatility	.6786	.7052
Expected dividends	0%	0%
Risk-free interest rate	4.71%	4.64%

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

For the nine months ended September 30, 2006, the Company recognized $241 of compensation expense related to stock options, of which $153 related to stock options granted to both employees and non-employee directors during 2006 and $88 related to stock options granted prior to the adoption of SFAS No. 123R and for which the requisite service periods had not been completed as of December 31, 2005. For the three months ended September 30, 2006, the Company recognized $64 of compensation expense related to stock options, of which $32 related to stock options granted to both employees and non-employee directors during 2006 and $32 related to stock options granted prior to the adoption of SFAS No. 123R and for which the requisite service periods had not been completed as of December 31, 2005. Such amounts were based on the fair value of the stock options at the grant date. The Company did not recognize any tax benefit related to the stock-based compensation expense incurred.

The Company did not recognize any compensation expense related to stock options under the provisions of APB No. 25 for the nine months and three months ended September 30, 2005. The pro forma effects, had the Company accounted for stock-based employee compensation based on the fair value of stock options granted in accordance with SFAS No. 123 for the nine months and three months ended September 30, 2005, are as follows:

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Nine months ended	Three months ended
	September 30, 2005	September 30, 2005

Net loss as reported	$(3,225)	$(1,173)
Stock-based compensation expense, net
of tax, included in net loss as reported	-	-
Stock-based compensation expense, net
of tax, under fair value method	(190)	(32)
Pro forma net loss	$(3,415)	$(1,205)

Basic and diluted net loss per share as reported	$(0.54)	$(0.19)
Pro forma basic and diluted net loss per share	$(0.57)	$(0.20)

Information relating to activity in the Employee Plan for the nine months ended September 30, 2006, is summarized in the following table. All stock option grants included in the following table had exercise prices equal to the market price on the grant date.

	Number of shares	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2006	873,319	$4.80
Options granted	151,640	$3.97	$2.19
Options exercised	(50,426)	$2.86		$57
Options forfeited and expired	(303,368)	$4.26

Options outstanding at September 30, 2006	671,165	$5.00		$82	5.91

Options exercisable at September 30, 2006	468,655	$5.58		$68	4.49

There were 30,000 stock options with a weighted average fair value of $2.30 granted under the Employee Plan during the nine months ended September 30, 2005. The aggregate intrinsic value of stock options exercised under the Employee Plan during the nine months ended September 30, 2005, was $81.

Information relating to activity in the Directors’ Plan for the nine months ended September 30, 2006, is summarized in the following table. All stock option grants included in the following table had exercise prices equal to the market price on the grant date.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Number of shares	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2006	193,600	$5.55
Options granted	68,600	$3.90	$2.25
Options expired	(37,600)	$3.54

Options outstanding at September 30, 2006	224,600	$5.39		$5	6.45

Options exercisable at September 30, 2006	166,933	$6.04		$5	5.71

There were 24,000 stock options with a weighted average fair value of $2.87 granted under the Directors’ Plan during the nine months ended September 30, 2005. The aggregate intrinsic value of stock options exercised under the Directors’ Plan during the nine months ended September 30, 2005, was $6.

Compensation expense related to non-vested stock options under both the Employee Plan and the Directors’ Plan that was not recognized as of September 30, 2006, totaled $473 and is expected to be recognized over a weighted average period of 2.9 years. During the nine months ended September 30, 2006 and 2005, the Company received $143 and $280, respectively, from the exercise of stock options. The Company has a policy of issuing new shares of common stock upon the exercise of stock options.

5. Goodwill

The Company’s intangible assets not subject to amortization consist entirely of goodwill, all of which relates to the media communications services segment. In connection with the sale of U. S. Newswire, $9,577 of goodwill was allocated to U. S. Newswire based on its relative fair value to the fair value of the entire media communications services segment. Such amount is included as a component of “Non-current assets of discontinued operations” at December 31, 2005, and was included as part of the net book value of U. S. Newswire in determining the gain on sale. The fair value of U. S. Newswire was based on the estimated final sale price and the fair value of the remaining operating segments was determined based on discounted projected future cash flows. The remaining goodwill of $3,429 at September 30, 2006, was subjected to the Company’s annual impairment test.

6. Supplemental Cash Flow Information:

Cash paid for interest and income taxes during the nine months ended September 30, 2006 and 2005, was as follows:

	2006	2005

Interest paid	$372	$326

Income taxes paid (refunded)	$(252)	$481

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

7. Segment Information

Segment information relating to the Company’s results of continuing operations was as follows:

	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005
Revenues:
Media communications services	$20,494	$21,179	$6,493	$6,850
Video watermarking services	1,910	1,459	719	566

Total	$22,404	$22,638	$7,212	$7,416

Operating loss:
Media communications services	$(240)	$(15)	$(258)	$(18)
Video watermarking services	(2,585)	(1,972)	(936)	(752)

Total	(2,825)	(1,987)	(1,194)	(770)
Other business activities	(4,836)	(2,844)	(2,156)	(1,060)
Interest expense - net	(416)	(365)	(150)	(123)

Loss from continuing operations before taxes	$(8,077)	$(5,196)	$(3,500)	$(1,953)

Segment information related to the Company’s assets was as follows:

	September 30,	December 31,
	2006	2005
Total assets:
Media communications services	$11,428	$11,412
Video watermarking services	3,124	2,173
Other business activities	23,104	9,113
Discontinued operations	-	10,228

Total	$37,656	$32,926

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

In September 2006, the Company sold the assets of U. S. Newswire, its wire distribution and photography services division. The unaudited consolidated financial statements reflect U. S. Newswire as a discontinued operation in all periods presented. Accordingly, prior period financial statements have been reclassified to reflect the financial position, results of operations, and cash flows of U. S. Newswire separately from continuing operations. The following discussion and analysis (in thousands of dollars) should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto.

Results of Operations

Nine months ended September 30, 2006, compared to nine months ended September 30, 2005

Revenues for the nine months ended September 30, 2006, decreased by $234, or 1.0%, as compared to the 2005 period. Revenues from media communications services in the first nine months of 2006 decreased by $685, or 3.2%, to $20,494. The decrease in revenues was primarily the result of a decline in domestic broadcast services revenues of $1,305, or 7.7%, resulting from softness in the domestic marketplace during the period, partially offset by an increase in international broadcast services revenues of $620, or 14.6%, primarily as a result successful efforts to expand the international client base and solidify its core service offerings. Revenues from Teletrax™ video watermarking services in the first nine months of 2006 increased by $451, or 30.9%, to $1,910 from an increase in the number of clients being served and additional services provided to existing clients.

Direct costs in the first nine months of 2006 remained relatively flat in terms of both dollars and percentage of revenue as compared to the comparable 2005 period, increasing by $32 and increasing to 43.2% of revenue in the 2006 period as compared to 42.6% in the 2005 period.

Selling, general, and administrative (“SG&A”) expenses in the first nine months of 2006 increased by $2,326 as compared to the 2005 period, and as a percentage of revenue increased to 84.4% in the first nine months of 2006 from 73.3% in the 2005 period. SG&A expenses in the first nine months of 2006 included $1,186 of transaction- specific compensation related to the sale of U. S. Newswire and $219 of severance charges related to certain staff reductions during the period. SG&A expenses in the first nine months of 2006 also included $241 of stock-based compensation expense related to stock options, with no comparable amount recognized in the 2005 period. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires all share-based payments, including stock options, to be recognized in the financial statements based on the fair value on the date of grant. The Company has elected to use the modified prospective application for the transition upon the adoption of SFAS No. 123R, which requires compensation expense to be recognized on options granted subsequent to the adoption date as well as on options granted prior to the adoption date for which the requisite service period had not been completed as of December 31, 2005. Periods prior to the date that SFAS No. 123R was adopted are not adjusted under the modified prospective application.

Exclusive of transaction-specific compensation, severance charges, and stock-based compensation expense, SG&A expenses in the first nine months of 2006 increased by $680 as compared to the 2005 period, and as a percent of revenue were 77.1% in the first nine months of 2006. SG&A expenses related to Teletrax increased in the first nine months of 2006 by $712 as a result of additional costs incurred in connection with the continued expansion of the operation, certain personnel costs incurred in connection with executive recruiting efforts, and a settlement of outstanding amounts owed by a reseller of the services for less than the carrying value. Non-Teletrax SG&A expenses decreased by $32 primarily as a result of cost reductions achieved in both the domestic and international broadcast services businesses, partially offset by consulting and other related costs incurred in connection with the termination of a former executive officer and additional consulting and professional fees incurred in the 2006 period.

The Company had an operating loss of $7,661 in the first nine months of 2006 as compared to an operating loss of $4,831 in the comparable period in 2005. The operating losses in 2006 and 2005 included operating losses of $2,585 and $1,972, respectively, from the Company’s 76%-owned Teletrax subsidiaries. The Company’s results of operations included 100% of the losses from the Teletrax subsidiaries since the minority shareholder has no future funding obligations.

The Company established a valuation allowance to reserve for certain of its deferred tax assets at December 31, 2005, based on its assessment that it was more likely than not that the benefit associated with the deferred tax assets would not be realized in future periods. Although the Company believes that it is more likely than not that certain benefits will not be realized based on its most recent projections, the gain on sale of U. S. Newswire will enable the Company to realize certain deferred tax assets in future periods. Accordingly, the Company reversed a portion of the valuation allowance and recognized net deferred tax assets totaling $1,509 for the nine months ended September 30, 2006, as a reduction of its tax provision for the period. The Company has established a valuation allowance to reserve for the remainder of its deferred tax assets at September 30, 2006. The valuation allowance was $4,523 and $4,739 at September 30, 2006, and December 31, 2005, respectively.

On September 29, 2006, the Company sold the assets of its U. S. Newswire division to PR Newswire Association, LLC, a wholly-owned subsidiary of United Business Media plc. The assets sold represent the Company's entire wire distribution and photography services businesses, which were an operating segment within the Company’s media communications services reporting segment. The base sale price was $19,000, of which $16,100 was received by the Company in cash at closing and $2,900 was deposited into escrow. The results of operations for the nine months ended September 30, 2006, include income from discontinued operations of $5,353, which consisted of income from operations of $994 and a gain on sale of $4,359.

Three months ended September 30, 2006, compared to three months ended September 30, 2005

Revenues for the three months ended September 30, 2006, decreased by $204, or 2.8%, as compared to the 2005 quarter. Revenues from media communications services in the third quarter of 2006 decreased by $357, or 5.2%, to $6,493. The decrease in revenues was primarily the result of a decline in domestic broadcast services revenues of $706, or 12.9%, resulting from softness in the domestic marketplace during the period, partially offset by an increase in international broadcast services revenues of $349, or 25.7%, primarily as a result successful efforts to expand the international client base and solidify its core service offerings. Revenues from Teletrax video watermarking services in the third quarter of 2006 increased by $153, or 27.0%, to $719 from an increase in the number of clients being served and additional services provided to existing clients.

Direct costs in the third quarter of 2006 remained relatively flat in terms of both dollars and percentage of revenue as compared to the comparable 2005 quarter, decreasing by $81 and increasing to 44.3% of revenue in the third quarter of 2006 as compared to 44.2% in the comparable 2005 quarter.

SG&A expenses in the third quarter of 2006 increased by $1,313 as compared to the 2005 quarter, and as a percentage of revenue increased to 95.4% in the third quarter of 2006 from 75.0% in the 2005 quarter. SG&A expenses in the third quarter of 2006 included $1,186 of transaction-specific compensation related to the sale of U. S. Newswire and $49 of severance charges related to certain staff reductions during the quarter. SG&A expenses in the third quarter of 2006 also included $64 of stock-based compensation expense related to stock options, with no comparable amount recognized in the 2005 quarter.

Exclusive of transaction-specific compensation, the severance charges, and stock-based compensation expense, SG&A expenses in the third quarter of 2006 were relatively flat as compared to the 2005 quarter, increasing by $14, and as a percent of revenue were 77.3% in the third quarter of 2006. SG&A expenses related to Teletrax increased in the third quarter of 2006 by $228 as a result of additional costs incurred in connection with the continued expansion of the operation, certain personnel costs incurred in connection with executive recruiting efforts, and a settlement of outstanding amounts owed by a reseller of the services for less than the carrying value. Non-Teletrax SG&A expenses decreased by $214 primarily as a result of cost reductions achieved in both the domestic and international broadcast services businesses.

The Company had an operating loss of $3,350 in the third quarter of 2006 as compared to an operating loss of $1,830 in the comparable period in 2005. The operating losses in 2006 and 2005 included operating losses of $936 and $752, respectively, from the Company’s 76%-owned Teletrax subsidiaries.

The Company reversed a portion of the valuation allowance previously established for deferred tax assets and recognized net deferred tax assets totaling $1,509 for the three months ended September 30, 2006, as a reduction of its tax provision for the period.

The results of operations for the three months ended September 30, 2006, include income from discontinued operations associated with the sale of U. S. Newswire of $4,583, which consisted of income from operations of $224 and a gain on sale of $4,359.

Financial Condition

The Company continues to finance its operations and capital investment requirements from its existing cash reserves, which totaled $18,804 at September 30, 2006. Working capital in the first nine months of 2006 increased by $8,505 primarily as a result of the proceeds from the sale of U. S. Newswire, partially offset by the Company funding operating losses and capital investments during the period, including amounts expended for the continued expansion of the Teletrax network. The Company believes that its cash reserves will be sufficient to fund its cash needs through the end of 2007.

During the first nine months of 2006, other current assets increased by $1,169 and other non-current assets increased by $864 primarily from the deposit of $1,900 of escrow funds related to the sale of U. S. Newswire, $950 of which is expected to be released within a one-year period and $950 of which is expected to be released after a one-year period. Accrued expenses and other current liabilities increased by $4,620 due primarily to transactions related to the sale of U. S. Newswire, including taxes payable on the gain on sale, transaction-specific compensation and other transaction expenses, and deferred purchase price in addition to an increase in deferred revenue related to the domestic broadcast business due to the timing of payments received from clients.

Cash flows from operating activities during the first nine months of 2006 decreased by $1,918 as compared to the comparable period in 2005 due primarily to a decrease in cash generated from operations and severance payments made during the 2006 period, partially offset by a decrease in tax payments in the first nine months of 2006. During the first nine months of 2006, the Company received net proceeds from the sale of U. S Newswire of $17,702 and proceeds from the exercise of stock options totaling $143. The Company invested $1,354 in new equipment, primarily for the continued expansion of the Teletrax network, and repaid $30 of capital lease obligations.

The Company expects to spend approximately $1,500 over the course of the next twelve months for capital improvements primarily for the continuing build out of the infrastructure for Teletrax and for modernization of its media communications services business. The Company intends to finance these expenditures with working capital.

There were no material changes to the Company’s contractual obligations during the first nine months of 2006. The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The Company had convertible debentures with a face value of $5,000 ($4,215 net of unamortized discount) outstanding at September 30, 2006. The interest rate on these debentures is the higher of 7% or the 6-month LIBOR rate (as defined) plus 4.50%. At September 30, 2006, the interest rate on the convertible debentures was 9.92%. A change in interest rates of 1.0% would result in a change in the annual interest costs under the convertible debentures of $50 based on the face amount of outstanding borrowings at September 30, 2006.

The Company has two operations in the United Kingdom that result in foreign currency exposure to the British pound. As of and for the nine months ended September 30, 2006, these operations aggregated approximately 10% of the Company’s current assets, approximately 17% of the Company’s current liabilities, and approximately 20% of the Company’s loss from continuing operations before income taxes. A fluctuation in the United States dollar to the British pound conversion rate would result in a change in the amount realized by the Company from the results of these operations and from the settlement of its monetary assets and liabilities denominated in British pounds.

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2006. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2006, that have materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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
Dated: November 14, 2006

By: /s/ Kenneth Torosian
Kenneth Torosian
Chief Financial Officer
(Principal Accounting Officer)
Dated: November 14, 2006

EXHIBIT INDEX

Exhibit No.	Description

2.1
Asset Purchase Agreement dated as of September 29, 2006, between Medialink Worldwide Incorporated and PR Newswire Association, LLC (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 5, 2006).

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

10.7	Medialink Worldwide Incorporated 401(k) Employee Savings Plan.
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