Form 10-K
period 2006-12-31
MEDIALINK WORLDWIDE INC
filed 2007-04-02
CIK 812890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

Commission File Number 0-21989

Medialink Worldwide Incorporated
(Exact name of registrant as specified in its charter)

Delaware	52-1481284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

708 Third Avenue, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 682-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	National Market System of NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates based on the closing market price on June 30, 2006, was $22,611,936.

The number of shares of the registrant’s common stock outstanding as of February 28, 2007, was 6,397,509 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2007 Definitive Proxy Statement to be filed with the Securities and Exchange Commission are incorporated by reference into Part III hereof.

TABLE OF CONTENTS

Item		Page
	PART I
1	Business	2
1A	Risk Factors	6
1B	Unresolved Staff Comments	8
2	Properties	8
3	Legal Proceedings	8
4	Submission of Matters to a Vote of Security Holders	8
	Executive Officers of the Company	9

	PART II
5	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10
6	Selected Financial Data	11
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
7A	Quantitative and Qualitative Disclosures About Market Risk	18
8	Financial Statements and Supplementary Data	18
9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	18
9A	Controls and Procedures	18
9B	Other Information	18

	PART III
10	Directors and Executive Officers of the Registrant	19
11	Executive Compensation	19
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	19
13	Certain Relationships and Related Transactions	19
14	Principal Accountant Fees and Services	19

	PART IV
15	Exhibits and Financial Statement Schedules	20
	Signatures	21

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

Item 1. Business.

General

Medialink Worldwide Incorporated and its subsidiaries (the “Company”, “Medialink”, “we”, “us”, “our”) is a leading global provider of media communications services to corporations and other organizations. Through our media communications operations in the United States and the United Kingdom, we provide unique news and marketing media strategies and solutions that enable our clients to inform and educate their audiences through various media, including television, radio, and the Internet.

Through our Teletrax subsidiaries, we provide digital video tracking services to video content providers, such as entertainment companies, news organizations, television syndicators, direct-response marketing companies, and a sports organization. The Teletrax™ service provides broadcast television intelligence to enable our clients to monitor broadcast usage of their content on a worldwide basis.

In September 2006, we sold our U.S. Newswire division, through which we provided wire services to electronically distribute press releases and photography to news media and on-line services for domestic governmental, public affairs, and non-profit organizations. U.S. Newswire was an operating segment within our media communications segment.

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

Segment Information

See Note 22 to Medialink’s consolidated financial statements for financial information about segments.

Services

Media Communications Services. Our media communications services offer a range of video and audio consultation, production, electronic storage, distribution, and monitoring services. Our video and audio offerings include video news releases, “b-roll” packages, short-form promotional videos, live event broadcasts, and audio news releases that we deliver to broadcast and broadband outlets. Our clients can choose individual service offerings on a stand-alone basis or a suite of our service offerings and distribution channels to better reach their intended audience. We provide our clients with consultative guidance to assist them in identifying potential interest in their message, and offer our clients all aspects of production services, including scripting, recording, editing, and narration. Through use of our internally-developed digital asset management (DAM) system - a dynamic video content management system that enables us to operate in a “tapeless” production environment - we also offer our clients a subscription-based electronic storage, management, delivery, and retrieval solution for their video, audio, and other content. Clients can use this storage solution for all of their video, audio, still picture, and print content regardless of its format and origination. The DAM system allows clients to collaborate with their colleagues, provide archive access to broadcast and broadband media interested in the client’s content, and easily post their content on their own or other third-party websites.

We distribute our clients’ content to appropriate television and radio stations through our comprehensive distribution platform and to on-line media outlets worldwide. In addition, we deliver branded client content in multiple formats directly to consumers and other specific and general audiences via the Internet with full disclosure as to its source. Our wide range of standard and customized services enables our clients to build public recognition, highlight the launch of new products, explain or respond to crisis situations, and meet their other communications objectives. We monitor and analyze the extent to which content is aired through the use of several distinct services, used either independently or in combination. The services we use to monitor broadcasts include our Teletrax™ digital video tracking service and other monitoring services provided by third-party vendors. This monitoring and analysis provides valuable feedback to our clients about the size and type of audience that was reached, and the context in which the video was aired.

Video news releases are video productions ranging in length from 90 seconds to several minutes that are written and produced to communicate a client’s public relations, public affairs, or corporate message, and are analogous to a printed press release, transforming the printed word into the sound and pictures that television newsrooms can use in news programming at their discretion. Video news releases have been produced and distributed to television stations for decades and are used to display new products or services, demonstrate scientific or technological breakthroughs, and generally offer broadcasters content that they may otherwise not be able to obtain on their own, such as motion picture trailers, wind-tunnel testing of automobiles, or NASA space launches. Video news releases are paid for by the client seeking to announce news and they are delivered to the media without charge. All video news releases are delivered with “slates” or other labeling at the beginning of the video that identify the client and provide technical and editorial contact information. Produced in broadcast news style, video news releases relay the client’s news directly to television news decision makers who may use the video and audio material either in full or edited form, just as print media utilize traditional press releases. Television station journalists decide whether and how to use video news releases and the corresponding “b-roll” to illustrate or explain products, services, or issues of interest to their viewers. The “b-roll” is supplementary and back-up material that is provided with the video and does not contain a narrated audio track, providing broadcasters with the ability to choose select portions of the video and provide their own editorial context.

We also provide our clients, through our “In the Know” segments and other narrative marketing offerings, traditional branded advertising for their content by directly purchasing the commercial airtime from broadcasters. These narrative marketing segments, which are standard 30- or 60-second commercials that are produced more quickly and inexpensively than traditional advertisements, are intended to inform and educate the audience rather than sell products or services. We provide our narrative marketing offerings as a stand-alone solution for clients as well as an adjunct to our traditional earned media offering. We also produce short-form promotional videos that clients use for internal and external presentations, the production of which is similar to that of video news releases, and present them on Internet websites, video kiosks, and other non-broadcast platforms.

Our service offerings for live event broadcasts include satellite media tours, radio media tours, video and audio conferences, webcasts, and special events broadcasts. Satellite media tours consist of a sequence of one-on-one satellite interviews with a series of television reporters across the country or around the world. Satellite media tours typically allow an author, performer, executive, or other spokesperson to bring attention to an issue or to promote an upcoming event, product, movie, or book release. Satellite media tours generally are conducted from a studio but can originate from remote locations and may be aired live by the television station or recorded for a later airing. Radio media tours are similar to satellite media tours, but are provided to radio stations. Both satellite media tours and radio media tours are fully interactive with broadcast or broadband journalists, who ask their own questions of the guests, and are effectively no different than traditional in-studio appearances, except that they do not require the guests to travel from city to city. Broadcasters are always provided with the identity of the source or entity sponsoring the satellite media tour or radio media tour.

Audio news releases are similar to video news releases, but are made available to radio stations and audio-based websites. Radio stations make editorial decisions on the use of this content and we provide traditional advertising options through the direct purchase of commercial airtime.

We rely on our long-standing distribution alliances and our relationships with major news organizations for distributing our media communications services products to newsroom decision makers. We distribute video news releases, which are clearly identified as being provided by us on behalf of our clients, via satellite transmission, which makes the material available to newsrooms for retrieval and use. We also distribute our clients’ video through a digital distribution system that is used for distribution directly to affiliates of national networks, including ABC and CNN. In addition, we have arrangements with both CBS and FOX under which we have direct fiber-optic access for delivery to the national networks, which then redistribute the labeled content to their network affiliates. Through an agreement with the Associated Press for the use of its AP Express newswire, we alert hundreds of television newsrooms to the clients’ impending video material so that interested stations can retrieve the content from their preferred distribution channel. We also notify television newsrooms of the availability of client content through e-mails and direct telephone calls made by our trained personnel. All video news releases clearly identify Medialink as the source of the material and provide the name of our client, along with contact information so that station personnel may request additional information or clarification.

We distribute client material on-line by posting video and audio podcasts on the Internet through Yahoo!, Google, and a wide range of other websites, and we have entered into arrangements with various Internet distribution platforms such as Brightcove and Clip Syndicate to provide for the placement of client material on an even greater array of news, general information, and interest-specific sites. Using our internally-developed DAM system, we distribute client video in multiple formats through multiple on-line distribution channels. We have also developed a proprietary distribution platform for the advance notification and delivery of multi-media content to on-line newsrooms. This proprietary distribution platform, which leverages off of our DAM system, provides for the distribution of broadcast quality video to newsrooms and journalists by syndicating our clients’ content via RSS feeds and by delivery to the websites of television news stations. All such video content is clearly identified as being provided by Medialink, and includes the name of our client and in many instances includes the client’s website information so viewers can seek additional information.

For international distribution, we rely primarily on the services of the Associated Press, which for international markets provides both the notification of the availability of client content as well as the infrastructure through which such content is distributed.

Revenues in our media communications services segment are subject to seasonal fluctuations. The volume of projects from clients declines immediately after the year-end holiday season and again during the summer months, with the latter having a much more significant impact in Europe, resulting in lower revenues in the first and third quarters of each calendar year as compared to the second and fourth quarters. In addition, although not seasonal in nature, the revenues from media communications services decline with the breaking of significant news events, which pose the risk of crowding out the clients’ message.

Digital Video Tracking Services. We provide our Teletrax™ digital video tracking services through our majority-owned subsidiaries, TTX (US) LLC and TTX Limited, to entertainment companies, news organizations, television syndicators, direct-response marketing companies, and a sports organization. The Teletrax™ service enables owners of video content to embed an imperceptible and indelible digital watermark into their material whenever it is edited, transmitted, or duplicated. A global network of detectors then captures every broadcast incident of the embedded video whether via satellite, cable, or terrestrially and generates tracking reports for the original content owners. Reports of individual broadcast airings are delivered online in near real time to each client’s custom-designed portal or in data file transfers. Each client’s broadcast activity is updated dynamically throughout the day, enabling clients to respond immediately to reported results such as changes in end-user preferences or detections of unauthorized use. The Teletrax™ service is built upon our extensive monitoring network and technology developed by Royal Philips Electronics.

We have expanded the Teletrax network of detectors to monitor the television broadcasts of more than 1,300 channels worldwide, including full-market coverage of the top 210 domestic markets. The international network monitors approximately 200 additional channels, broadcast from nearly 50 nations, and is comprised of 12 monitoring stations in North America, Europe, Asia, Australia, the Middle East, and South America.

Clients

Our media communications services’ client base encompasses more than 650 clients in a wide variety of enterprises and organizations, including automobile manufacturers, pharmaceutical companies, consumer goods companies, entertainment companies, and the public relations firms that represent the various entities. No single media communications services client accounted for more than 10% of our consolidated revenues for the years ended December 31, 2006, 2005, and 2004. For the years ended December 31, 2006, 2005, and 2004, the five largest media communications services clients accounted for approximately 18.1%, 12.3%, and 18.3%, respectively, of the segment’s revenues and the fifty largest media communications services clients accounted for approximately 59.3%, 48.7%, and 52.2%, respectively, of the segment’s revenues. A significant reduction in business from any of the segment’s clients would not have a material adverse effect on the segment or on Medialink. We have contracts with certain clients for media communications services, but in most instances there is no contractual arrangement that would prevent clients from selecting other means to perform some or all of their work.

Our Teletrax™ digital video tracking services client base primarily consists of entertainment companies, news organizations, television syndicators, direct-response marketing companies, and a sports organization. The segment had a total of 30 clients as of December 31, 2006. For the years ended December 31, 2006, 2005, and 2004, the five largest digital video tracking services clients accounted for approximately 56.7%, 71.5%, and 84.0%, respectively, of the segment’s revenues. A significant reduction in business from one of the five largest clients would have a material adverse effect on the segment, but would not have such an effect on Medialink. Clients in the digital video tracking services segment are generally under contract for a period of at least one year, and in many instances are under contract for periods up to three years.

Sales and Marketing

We rely primarily on an internal sales force and support staff of 38 employees to sell and market our media communications services. In certain instances, because they have conducted business together over several years, the members of our internal sales force have established strong working relationships with their clients. These strong client relationships enable us to obtain repeat business over a long-term period in the absence of any contractual arrangement with our clients. However, because of these strong client relationships, the loss of any single member of our internal sales force could result in a decline in revenues if clients choose to move their business to another provider.

We rely on a separate internal sales force of five employees to sell and market our Teletrax™ digital video tracking services. Since primarily all clients in the digital video tracking services segment are under contract, the loss of any member of the internal sales force should not result in a significant decline in revenues.

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

Digital Video Tracking Services. We have competitors for our digital video tracking services, although such competitors rely on different technologies with different levels of reliability and integrity and none compete on a worldwide basis. We believe that our Teletrax™ service, which embeds an imperceptible watermark in the video that cannot be stripped or altered, provides greater reliability and integrity than our competitors’ offerings, which rely on such means as embedding a marker in an audio track or other technologies under which the marker can be removed either intentionally or unintentionally. We compete for digital video tracking services based on the reliability of the Teletrax™ service, the scale and breadth of our monitoring network, and the ability for our clients to achieve a return on their investment based on this reliability and the domestic and international reach of our network.

Employees

We had 126 employees as of December 31, 2006. In addition, we engage independent contractors and freelancers to supplement our work force during peak periods and on a project-by-project basis. We have no employees who were covered by a collective bargaining agreement. We believe that our relationships with our employees are satisfactory.

Geographic Information

See Note 22 to Medialink’s consolidated financial statements for financial information about geographic regions.

Discontinued Operations

We sold U.S. Newswire, our press release wire services division, to PR Newswire Association, LLC ("PR Newswire") in September 2006 and report it as a discontinued operation. The final sale price was approximately $22,577,000, including $270,000 for an adjustment related to working capital transferred at closing. Of the total sale price, $16,250,000 was received at closing in 2006, $4,427,000 was received in February 2007, and $1,900,000 remains deposited in an escrow account, which may be used to cover certain contingencies that may arise. We recognized a pretax gain on sale of U.S. Newswire of approximately $7,566,000 based on the minimum sale price of $18,000,000, with the remaining gain on sale of approximately $4,577,000 to be recognized in 2007.

In connection with the sale of U.S Newswire, we entered into a three-year services agreement with PR Newswire under which PR Newswire committed to providing us with media communications services work aggregating a minimum of $750,000, $600,000, and $500,000 for the fiscal years ended September 30, 2007, 2008, and 2009, respectively, and we committed to providing PR Newswire with wire and photography services work aggregating a minimum of $200,000 for each of the fiscal years then ended. A payment to the other party is required for any shortfall to the extent either party does not reach its minimum commitment by the end of each fiscal year.

U.S. Newswire provided clients with immediate and simultaneous electronic distribution of news releases, media advisories, and press statements to the media and on-line services worldwide. U.S. Newswire distributed these releases via a direct wire service feed, as well as through e-mail, satellite, the Internet, and broadcast fax. U.S. Newswire also provided still photography services, including providing photographers for specific events requested by clients and consulting with clients to assist them in determining the most effective way of delivering their message in photographs.

Item 1A. Risk Factors.

Major News Events - Events that dominate news broadcasts may cause our clients to delay or not use our services for a particular project as such clients may determine that their messages may not receive adequate attention in light of the coverage received by these other news events. Such circumstances could have a material adverse effect on our business, operating results, and financial condition.

Susceptibility to General Economic Conditions - Our revenues are affected by our clients’ marketing communications spending and advertising budgets. Our revenues and results of operations may be subject to fluctuations based upon general economic conditions in the geographic locations where we offer services or distribute content. If there were to be a continued economic downturn or a continued recession in these geographic locations, then we expect that business enterprises, including our clients and potential clients, could substantially and immediately reduce their marketing and communications budgets. In the event of such an economic climate, there would be a material adverse effect on our business, operating results, and financial condition.

Receptiveness of the Media to Our Services; Changes in Our Marketplace - We are a leading provider of creative production and distribution services to corporations and other organizations seeking to communicate with the public through the news media. If the marketplace for our services should change or if the news media, as a result of recent events or a perceived reduction in the value of our services or otherwise, should not be as receptive to our services or should decide to reduce or eliminate its use of the news that we distribute, there would be a material adverse effect on our business, operating results, and financial condition.

Competition - The markets for our services are highly competitive. The principal competitive factors affecting us are effectiveness, reliability, price, technological sophistication, and timeliness. Numerous specialty companies compete with us in each of our service lines although no single company competes across all service lines. Compared to us, some of our competitors or potential competitors have longer operating histories, longer client relationships, and significantly greater financial, management, technological, sales, marketing, and other resources. In addition, clients could perform internally all or certain of the services we provide rather than outsourcing such services. We could face competition from companies in related communications markets, which could offer services that are similar or superior to those offered by us. In addition, national and regional telecommunications providers could enter the market with materially lower electronic delivery costs, and radio and television networks could also begin transmitting business communications separate from their news programming. Our ability to maintain and attract clients depends to a significant degree on the quality of services provided and our reputation among our clients and potential clients as compared to that of our competitors. There can be no assurance that we will not face increased competition in the future or that such competition will not have a material adverse effect on our business, operating results, and financial condition.

New Services - We must develop new services to remain competitive, maintain or grow market share, and to operate in new markets. There can be no assurance that we will be successful in developing new services, or that those new services will meet client needs. Because of the costs incurred to develop new services, our potential inability to market these services successfully may have a material adverse effect on our business, operating results, and financial condition.

General Governmental Regulations - Changes in governing laws and regulations could, directly or indirectly, adversely affect our operations. Limitations, restrictions, or conditions imposed on us by these laws and regulations or on the news media could have the effect of reducing the effectiveness of our services and could have a material adverse effect on our business, operating results, and financial condition.

Federal Communications Commission Actions - We provide broadcasters, free of charge, with our clients' video content, which contains full identification as to the client or ultimate provider of the video content. Our narrative marketing offerings are clearly branded and labeled within the video content itself. Broadcasters that choose to air video content in its original or edited form may do so with the labeling or attribution that we provide or they may air the video content with either no labeling or attribution or with their own labeling and attribution. Actions that the Federal Communications Commission (“FCC”) may take with regard to broadcasters could have the effect of reducing the number of broadcasters that air our clients' material. Such possible FCC actions include rule enforcement and the promulgation of new rules and regulations requiring broadcasters to include labeling and attribution in the aired content.

Any labeling or attribution requirement would not preclude broadcasters from continuing to use the video content that we provide and would not change the manner in which we currently provide the video content to the broadcasters since we have always provided the broadcasters with this information. Any actions by the FCC on this matter, however, could reduce the effectiveness of certain of our services and therefore could have a material adverse effect on our business, operating results, and financial condition.

Provisions of Our Charter Documents May Have Anti-takeover Effects that Could Prevent a Change in Control Even if the Change in Control Would be Beneficial to our Stockholders - Provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders.

Capital Requirements - One or more of our businesses or service offerings could require, or benefit from, additional investment beyond our current capability. If such additional funding was raised by us, or one or more of our business units separately, it could have the effect of diluting shareholders’ interests.

History of operating losses - We continue to incur operating losses that are funded with our existing cash reserves, with such operating losses having increased with the sale of U.S. Newswire. We have committed to funding the losses in our digital video tracking services business and continue to invest in this business as we still believe in the potential for this operation to be successful. In our media communications services business, we continue to pursue new service offerings and take cost cutting measures in an effort to return to profitability. Failure to return to profitability in our traditional businesses and achieve profitiabilty in our developing business could have a material adverse effect on our ability to continue to fund our operations.

Other Risk Factors - Other risk factors include our ability to develop new products and services that keep pace with technology, our ability to develop and maintain successful relationships with critical vendors, and the potential negative effects of our international operations. In addition, future acquisitions or divestitures and the absence of long-term contracts with clients and vendors may adversely affect our operations and have an adverse effect on our pricing, revenues, operating margins, and client base.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We rent our corporate headquarters in New York City under a lease that expires in 2010. This New York City location is also our primary facility for providing our domestic media communications services and serves as the domestic base for our digital video tracking services segment. Under a lease that expires in 2011, we rent a facility in London that serves as our primary facility for providing international media communications services and as the international base for our digital video tracking services segment. We rent a facility in Norwalk, CT, under a lease that expires in 2009 that serves as our information technology base. We also rent various smaller facilities in Washington, DC, Los Angeles, San Francisco, Chicago, and Dallas that serve as satellite sales offices. We believe that our facilities are adequate to meet our needs.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

EXECUTIVE OFFICERS OF THE COMPANY

The following table lists the executive officers of the Company. Officers are appointed by and serve at the discretion of the Board of Directors.

Name	Age	Position

Laurence Moskowitz	55	Chairman of the Board, Chief Executive Officer, and President
Lawrence Thomas	45	Chief Operating Officer
Kenneth G. Torosian	45	Chief Financial Officer and Secretary
William McCarren	51	Vice President, Former President - U.S. Newswire

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

Kenneth G. Torosian has served as Chief Financial Officer of the Company since August 2005 and as Secretary since March 2006. From April 2004 until his appointment as Chief Financial Officer of the Company, Mr. Torosian served as the principal of Kerop Management Consultants LLC, a consulting firm. Through April 2004, Mr. Torosian served in various capacities at Applied Graphics Technologies, Inc., a provider of digital prepress and asset management services, including as Corporate Controller from January 1997 until August 2000, as Vice President of Finance from August 2000 until September 2001, and as Senior Vice President and Chief Financial Officer from September 2001 until August 2003.

William McCarren served as President of the Company’s U.S. Newswire division from 1999, when the Company acquired the operation, until the sale of the division in September 2006. Mr. McCarren ceased serving as an executive officer of the Company upon the sale of U.S. Newswire, and as of October 2006 has been running the Company’s public affairs business within the media communications segment.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the National Market System of the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) under the symbol MDLK. The following table sets forth the high and low closing sales prices for each period indicated:

	2006		2005
	High	Low	High	Low

Quarter ended March 31	$4.54	$3.39	$5.08	$3.42
Quarter ended June 30	$4.40	$3.71	$4.18	$2.91
Quarter ended September 30	$4.02	$2.80	$3.21	$2.56
Quarter ended December 31	$5.28	$3.02	$3.50	$2.77

As of February 28, 2007, there were approximately 102 registered holders of record of the Company’s common stock. No dividends have been paid on the Company’s common stock.

The following table sets forth certain information as of December 31, 2006, with respect to the Company’s equity compensation plans under which securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans
approved by security holders	1,012,790	$5.00	377,572

The Company does not have any equity compensation plans that have not been authorized by its stockholders.

The Company has neither sold any unregistered securities nor purchased any of its equity securities during the year ended December 31, 2006.

Item 6. Selected Financial Data.

	December 31,
	2006	2005	2004	2003	2002
	(In thousands of dollars, except per-share amounts)

Revenues	$31,719	$31,336	$32,184	$31,148	$34,028

Loss from continuing operations	$(6,321)	$(6,872)	$(4,613)	$(3,115)	$(2,428)

Loss per common share from
continuing operations:
Basic	$(1.03)	$(1.14)	$(0.77)	$(0.52)	$(0.41)
Diluted	$(1.03)	$(1.14)	$(0.77)	$(0.52)	$(0.41)

Total assets	$35,154	$32,926	$38,773	$37,186	$40,643

Obligations under capital leases			$97	$173	$217
Convertible debentures	$4,273	$4,045	3,833	-	-

Total long-term obligations	$4,273	$4,045	$3,930	$173	$217

No cash dividends have been paid or declared on the Company’s common stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis (in thousands of dollars) should be read in conjunction with the Company’s consolidated financial statements and notes thereto.

In September 2006, the Company sold the assets of U.S. Newswire, its wire distribution and photography services division. The consolidated financial statements reflect U.S. Newswire as a discontinued operation in all periods presented. Accordingly, prior period financial statements have been reclassified to reflect the financial position, results of operations, and cash flows of U.S. Newswire separately from continuing operations. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto.

Results of Operations

Year ended December 31, 2006, compared with 2005

Revenues in 2006 increased by $383, or 1.2%, as compared to 2005. Revenues from media communications services in 2006 decreased by $334, or 1.1%, to $28,998. A decline in domestic media communications revenues of approximately $1,159 were partially offset by increased revenues of $825 from the Company’s operation in the United Kingdom. Revenues from Teletrax™ digital video tracking services in 2006 increased by $717, or 35.8%, to $2,721 due primarily to an increase in service revenues of $804 resulting from an increase in the number of clients being served. Digital video tracking services revenues also include $97 and $184 from equipment sales for the years ended December 31, 2006 and 2005, respectively.

Direct costs increased by $788 in 2006, and as a percentage of revenue increased to 44.1% from 42.2% in 2005. Direct costs as a percentage of revenue in 2006 increased primarily as a result of additional purchases of commercial airtime for the broadcast of client video in the domestic media communications business.

Selling, general, and administrative (“SG&A”) expenses in 2006 increased by $467 as compared to 2005, and as a percentage of revenue increased to 77.2% in 2006 from 76.6% in 2005. SG&A expenses in 2005 included $2,010 in severance costs incurred as a result of the termination of senior operations and executive management personnel in the fourth quarter of 2005. SG&A expenses in 2006 included $1,186 of transaction-specific compensation related to the sale of U.S. Newswire and $219 of severance charges related to certain staff reductions during the year. SG&A expenses in 2006 also included $300 of stock-based compensation expense related to stock options, with no comparable amount recognized in 2005. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires all share-based payments, including stock options, to be recognized in the financial statements based on the fair value on the date of grant. The Company has elected to use the modified prospective application for the transition upon the adoption of SFAS No. 123R, which requires compensation expense to be recognized on options granted subsequent to the adoption date as well as on options granted prior to the adoption date for which the requisite service period had not been completed as of December 31, 2005. Periods prior to the date that SFAS No. 123R was adopted are not adjusted under the modified prospective application.

Exclusive of transaction-specific compensation, severance charges, and stock-based compensation expense, SG&A expenses in 2006 increased by $772 as compared to 2005, and as a percent of revenue were 71.8% in 2006 as compared to 70.2% in 2005. SG&A expenses related to Teletrax increased in 2006 by $884 as a result of additional costs incurred in connection with the continued expansion of the operation, certain personnel costs incurred in connection with executive recruiting efforts, and a settlement of outstanding amounts owed by a reseller of the services for less than the carrying value. Non-Teletrax SG&A expenses decreased by $112 in 2006 as compared to 2005. Decreases in SG&A costs resulting from cost reductions achieved in the domestic media communications services businesses were partially offset by consulting and other related costs incurred in connection with the termination of a former executive officer, additional consulting and professional fees incurred in 2006, and certain refurbishment costs incurred in connection with the expiration of a lease in the United Kingdom.

Depreciation and amortization expense in 2006 increased by $344 as compared to 2005 primarily as a result of the expansion of the network related to Teletrax™ digital video tracking services. Such depreciation totaled $821 and $614 for 2006 and 2005, respectively.

The Company had an operating loss of $8,739 in 2006 as compared to an operating loss of $7,523 in 2005. The operating losses in 2006 and 2005 included operating losses of $3,408 and $2,651, respectively, from the Company’s 76%-owned Teletrax subsidiaries. The Company’s results of operations for the years ended December 31, 2006 and 2005, included 100% of the losses from the Teletrax subsidiaries since the minority shareholder has no future funding obligations.

Interest expense, net of interest income, decreased by $102 in 2006 as compared to 2005 primarily due to the interest income earned on the proceeds from the sale of U.S. Newswire.

The Company established a valuation allowance to reserve for certain of its deferred tax assets at December 31, 2005, based on its assessment that it was more likely than not that the benefit associated with the deferred tax assets would not be realized in future periods. Although the Company believes that it is more likely than not that certain benefits will not be realized based on its most recent projections, the gain on sale of U.S. Newswire will enable the Company to realize certain deferred tax assets in future periods. Accordingly, the Company recognized net deferred tax assets totaling $832 at December 31, 2006. The Company has established a valuation allowance to reserve for the remainder of its deferred tax assets at December 31, 2006. The valuation allowance was $4,403 and $4,190 at December 31, 2006 and 2005, respectively.

On September 29, 2006, the Company sold the assets of its U.S. Newswire division to PR Newswire Association, LLC, a wholly-owned subsidiary of United Business Media plc. The assets sold represented the Company's entire wire distribution and photography services businesses, which were an operating segment within the Company’s media communications services reporting segment. The final sale price was $22,577, including $270 for an adjustment related to working capital transferred at closing. Of the total sale price, $16,250 was received at closing in 2006, $4,427 was received in February 2007, and $1,900 remains deposited in an escrow account, the release of which is subject to certain contingencies. The Company recognized a gain on the sale of U.S. Newswire of approximately $7,566 in 2006 based on the minimum sale price of $18,000, with the remaining gain on sale of approximately $4,577 to be recognized in 2007. The results of operations for 2006 include income from discontinued operations of $5,375, which included income from the operations of U.S. Newswire of $921 and the gain on sale of U.S. Newswire, net of tax, of $4,390. Income from discontinued operations for 2006 also included $64 of gain on the sale of Delahaye, the Company’s division that provided research services that was sold in December 2004, as a result of the satisfaction of certain outstanding contingencies.

Year ended December 31, 2005, compared with 2004

Revenues in 2005 were $848, or 2.6%, lower than in 2004. Revenues from media communications services in 2004 decreased by $1,228, or 4.0%, to $29,332. A decline in domestic media communications revenues of approximately $1,556 were partially offset by increased revenues of $328 from the Company’s operation in the United Kingdom. Revenues from Teletrax™ digital video tracking services in 2005 increased by $380, or 23.4%, to $2,004 due primarily to an increase in service revenues of $560 resulting from an increase in the number of clients being served. Digital video tracking services’ revenues also include $184 and $364 from equipment sales for the years ended December 31, 2005 and 2004.

Direct costs decreased by $458 in 2005, and as a percentage of revenues remained relatively flat, decreasing to 42.2% in 2005 from 42.5% in 2004.

SG&A expenses in 2005 increased by $4,060 as compared to 2004, and as a percentage of revenue increased to 76.6% in 2005 from 62.0% in 2004. SG&A expenses in 2005 included $2,010 in severance costs incurred as a result of the termination of senior operations and executive management personnel in the fourth quarter of 2005. Exclusive of such severance costs, SG&A expenses in 2005 increased by $2,050 and as a percentage of revenue were 70.2%. SG&A expenses related to Teletrax increased by $660 due primarily to additional staffing and other operating costs resulting from the continued expansion of the operation. Non-Teletrax SG&A expenses increased by $1,953 primarily from additional promotion costs, professional fees, and non-payroll personnel costs incurred in 2005 as well as from additions for executive management. Such increase in non-Teletrax SG&A was partly offset by a decrease of approximately $563 for transaction-specific bonuses earned in 2004 with no corresponding bonuses being earned in 2005.

Depreciation and amortization expense in 2005 decreased by $129 as compared to 2004 primarily as a result of amortization of intangible assets in 2004 that were fully amortized by the end of 2004, resulting in no corresponding expense in 2005. Depreciation and amortization in 2005 and 2004 includes depreciation related to Teletrax™ digital video tracking services of $614 and $547, respectively.

The Company had an operating loss of $7,523 in 2005 as compared to an operating loss of $4,164 in 2004. The operating losses in 2005 and 2004 included operating losses of $2,651 and $2,033, respectively, from the Company’s 76%-owned Teletrax subsidiaries. The Company’s results of operations for the years ended December 31, 2005 and 2004, included 100% of the losses from the Teletrax subsidiaries since the minority shareholder has no future funding obligations.

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

Although the Company incurred a loss from continuing operations before taxes of $4,557 in 2004, the Company recognized an income tax provision of $56 primarily as a result of an additional valuation allowance recorded against the Company’s deferred tax assets and certain state and local taxes. The Company established a valuation allowance to reserve for certain of its deferred tax assets at December 31, 2004, based on its assessment that it was more likely than not that the benefit associated with the deferred tax assets will not be realized in future periods. The Company established a valuation allowance to reserve for certain of its deferred tax assets at December 31, 2005, based on its continued belief that it was more likely than not that such benefit will not be realized. The valuation allowance was $4,190 and $2,803 at December 31, 2005 and 2004, respectively.

Income from discontinued operations of $1,326 for the year ended December 31, 2005, primarily represents the results of operations of U.S. Newswire. Income from discontinued operations of $3,642 for the year ended December 31, 2004, consists of a gain, net of taxes and transaction costs, of $3,049 on the sale of Delahaye, an operating loss from Delahaye of $274, and operating income from U.S Newswire of $867.

Liquidity and Capital Resources

The Company continues to finance its operations and capital investment requirements from its existing cash reserves, which totaled $17,031 at December 31, 2006. The Company’s cash reserves were primarily generated from the sale of U.S. Newswire in September 2006. Working capital at December 31, 2006, increased by $8,627 from 2005 primarily as a result of the proceeds from the sale of U.S. Newswire, partially offset by the Company funding operating losses and capital investments during the period, including amounts expended for Teletrax. U.S. Newswire generated $844, $899, and $833 of cash for the years ended December 31, 2006, 2005, and 2004. Although the Company continues to pursue new service offerings and take cost cutting measures in an effort to increase the cash generated from its remaining businesses, the Company anticipates having to continue to fund its operations and capital investments from its cash reserves for the foreseeable future.

During 2006, the Company recognized $1,927 of escrow funds related to the sale of U.S. Newswire. Taxes payable increased by $1,927 due to the tax liability associated with the gain on sale of U.S. Newswire in 2006 with no tax liability in prior periods.

Cash flows from operating activities during 2006 decreased by $4,088 as compared to 2005 primarily as a result of the deposit of escrow funds and the timing of recording and paying severance for former employees. During 2006, the Company invested $1,815 in new equipment and new technology products and repaid $80 of capital lease obligations. These amounts were primarily funded from the proceeds on the sale of U.S. Newswire and $387 in proceeds received upon the exercise of stock options.

The Company expects to spend approximately $2,000 over the course of the next twelve months for capital improvements primarily for the continuing build out of the infrastructure for Teletrax and for modernization of its media communications services business, including investments to continue the expansion into broadband. The Company intends to finance these expenditures with working capital. The Company believes that its working capital will provide sufficient cash flows to fund its cash needs throughout 2007.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2006.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years

Long-term debt obligations	$5,000		$5,000
Operating lease obligations	8,670	$2,832	4,271	$1,567
Purchase obligations	550	200	350
Other long-term liabilities	1,381	600	651	130

Total	$15,601	$3,632	$10,272	$1,697

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

Allowance for Doubtful Accounts: The Company assesses the carrying value of its accounts receivable based on management's assessment of the collectibility of specific client accounts, which includes consideration of the credit worthiness and financial condition of those specific clients. The Company also assesses the carrying value of accounts receivable balances based on other factors, including historical experience with bad debts, client concentrations, the general economic environment, and the aging of such receivables. The Company records an allowance for doubtful accounts to reduce its accounts receivable balance to the amount that is reasonably believed to be collectible. Based on the Company’s estimates, an allowance for doubtful accounts of $347 was established at December 31, 2006, compared to an allowance of $442 at December 31, 2005. A change in the Company’s assumptions, including the credit worthiness of clients and the default rate on receivables, would result in the Company recovering an amount of its accounts receivable that differs from its current carrying value. Such difference, either positive or negative, would be reflected as a component of the Company’s SG&A expense in future periods.

Valuation of Long-Lived Assets: In assessing the carrying value of its property and equipment and other long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews such assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the carrying value of the assets to the future undiscounted cash flows the assets are expected to generate. If it is determined that the carrying amount is not recoverable, an impairment charge is recognized equal to the amount by which the carrying value of the asset exceeds its fair market value. No events or changes in circumstances have occurred that required the Company to assess the recoverability of its property and equipment, and therefore the Company has not recognized any impairment charges. A change in the Company’s business climate in future periods, including an inability to effectively market and sell new service offerings in which significant investments have been made or a general downturn in one of the Company’s operations, could lead to a required assessment of the recoverability of the Company’s long-lived assets, which may subsequently result in an impairment charge.

Valuation of Goodwill: In assessing the carrying value of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company compared the carrying value of its reporting units to their fair values. The Company is required to test its goodwill for impairment at least annually, and more frequently if an event occurs or circumstances change to indicate that an impairment may have occurred. The Company’s annual testing date is September 30. In accordance with SFAS No. 142, the Company aggregated certain components to arrive at one of its reporting units. The Company estimated the fair value of its reporting units using a discounted cash flow approach. In estimating the fair value of its reporting units, the Company had to make various assumptions, including projections of future revenues based on assumed long-term growth rates, estimated costs, and the appropriate discount rates. The estimates used by the Company for long-term revenue growth and future costs are based on historical data, various internal estimates, and a variety of external sources, and are developed as part of the Company’s routine long-range planning process. The carrying value of the Company’s goodwill was $3,429 at September 30, 2006. Based on the use of these assumptions in estimating the fair value of each reporting unit, there was no impairment of goodwill as of September 30, 2006, the most recent annual testing date. A change in the Company’s assumptions, including lower long-term growth rates, higher operating costs, or higher discount rates could cause a change in the estimated fair value of the Company’s reporting units, and therefore could result in an impairment of goodwill, which would have a significant adverse effect on the Company’s results of operations.

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

Income Taxes: In assessing the recoverability of its deferred tax assets, the Company compared the carrying value of its deferred tax assets to the tax-effected projections of its taxable income over future periods in which such assets could be realized. In estimating its future taxable income, the Company had to make various assumptions about its future operating performance. Based on the Company’s projection of future taxable income, which include the effects of recent operating and tax losses, management believed that it was more likely than not that the benefit associated with the deferred tax assets will not be fully realized in future periods. Accordingly, a valuation allowance in the amount of $4,403 and $4,190 at December 31, 2006 and 2005, respectively, was established to reserve against the carrying value of certain of the Company’s deferred tax assets. A change in the Company’s assumptions, including better or worse operating performance than projected, could result in a change in the amount of deferred tax assets that will be recovered, and therefore could result in a reduction or increase to the valuation allowance established at December 31, 2006. Such an adjustment would be reflected as a component of the Company’s provision for income taxes in the period of the adjustment.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," was issued and is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, a two-step process is used to evaluate a tax position. The first step establishes a recognition criterion under which the tax position is recognized if it is more likely than not that it will be sustained upon examination. The second step establishes a measurement criterion under which the tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not expect the adoption of FIN 48 to have a material effect on its financial condition or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purposes of a materiality assessment. SAB No. 108 requires an entity to use both an income statement approach and a balance sheet approach to separately quantify and assess the amount of any misstatements originating in the current period and the cumulative amount of any such misstatements. The adoption of SAB No. 108 by the Company in 2006 did not have a material effect on its financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market exposures are interest rate risk and foreign currency rate risk.

The Company had convertible debentures with a face value of $5,000 ($4,273 net of unamortized discount) outstanding at December 31, 2006. The interest rate on these debentures is the higher of 7% or the 6-month LIBOR rate (as defined) plus 4.50%. At December 31, 2006, the interest rate on the convertible debentures was 9.87%. A change in interest rates of 1.0% would result in a change in the annual interest costs under the convertible debentures of approximately $50 based on the face amount of outstanding borrowings at December 31, 2006.

The Company has two operations in the United Kingdom that result in foreign currency exposure to the British pound. As of and for the year ended December 31, 2006, these operations aggregated approximately 11% of the Company’s current assets, approximately 20% of the Company’s current liabilities, and approximately 18% of the Company’s loss from continuing operations before income taxes. A fluctuation in the United States dollar to the British pound conversion rate would result in a change in the amount realized by the Company from the results of these operations and from the settlement of its monetary assets and liabilities denominated in British pounds.

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Statements and Financial Statements commencing on page F-1 herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2006, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

(a)
Directors - The information with respect to directors required by this item is incorporated herein by reference to the Company’s 2007 Definitive Proxy Statement to be separately filed with the Securities and Exchange Commission by April 30, 2007.

(b)	Officers - The information with respect to officers required by this item is included at the end of Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Company”.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the Company’s 2007 Definitive Proxy Statement to be separately filed with the Securities and Exchange Commission by April 30, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required by this item is incorporated herein by reference to the Company’s 2007 Definitive Proxy Statement to be separately filed with the Securities and Exchange Commission by April 30, 2007.

The following table sets forth certain information as of December 31, 2006, with respect to the Company’s equity compensation plans under which securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans
approved by security holders	1,012,790	$5.00	377,572

The Company does not have any equity compensation plans that have not been authorized by its stockholders.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference to the Company’s 2007 Definitive Proxy Statement to be separately filed with the Securities and Exchange Commission by April 30, 2007.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the Company’s 2007 Definitive Proxy Statement to be separately filed with the Securities and Exchange Commission by April 30, 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Listed below are the documents filed as part of this report:

1.	Financial Statements and the Report of Independent Registered Public Accounting Firm:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005, and 2004

Notes to consolidated financial statements

2.	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005, and 2004

3.	Exhibits:

See Exhibit Index commencing on page G-1 herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIALINK WORLDWIDE INCORPORATED

By: /s/ Laurence Moskowitz Laurence Moskowitz
Chairman of the Board, Chief Executive Officer, and President
Date: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 2, 2007.

Signature		Title

By:	/s/ Laurence Moskowitz Laurence Moskowitz	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ Kenneth G. Torosian Kenneth G. Torosian	Chief Financial Officer and Secretary (Principal Financial Officer)

By:	/s/ Bruce Bishop Bruce Bishop	Director

By:	/s/ Harold Finelt Harold Finelt	Director

By:	/s/ John M. Greening John M. Greening	Director

By:	/s/ Donald Kimelman Donald Kimelman	Director

By:	/s/ Douglas S. Knopper Douglas S. Knopper	Director

By:	/s/ Catherine Lugbauer Catherine Lugbauer	Director

By:	/s/ James J. O’Neill James J. O’Neill	Director

By:	/s/ Theodore Wm. Tashlik Theodore Wm. Tashlik	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors
Medialink Worldwide Incorporated:

We have audited the accompanying consolidated balance sheets of Medialink Worldwide Incorporated and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule included on page S-1. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medialink Worldwide Incorporated and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Medialink Worldwide Incorporated and subsidiaries adopted SFAS No. 123 (Revised 2004), “Share-Based Payment,” as of January 1, 2006.

(signed) KPMG LLP

New York, New York

March 26, 2007

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per-share amounts)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$17,031	$7,303
Accounts receivable, net of allowance for doubtful accounts of
$347 and $442	5,319	5,014
Inventory	602	371
Prepaid expenses	287	523
Prepaid and refundable taxes	701	906
Deferred income taxes	107	-
Escrow funds	1,927	-
Other current assets	78	48
Current assets of discontinued operations	-	613
Total current assets	26,052	14,778

Property and equipment - net	4,296	4,342
Goodwill	3,429	3,429
Deferred income taxes	725	-
Other assets	652	762
Non-current assets of discontinued operations	-	9,615

Total assets	$35,154	$32,926

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,981	$1,663
Accrued expenses and other current liabilities	6,396	5,807
Income taxes payable	1,927	-
Current portion of capital lease obligation	-	70
Current liabilities of discontinued operations	-	117
Total current liabilities	10,304	7,657

Convertible debentures, net of unamortized discount of $727 and $955	4,273	4,045
Other long-term liabilities	1,049	1,586
Total liabilities	15,626	13,288

Commitments and contingencies

Stockholders' Equity:
Series A Preferred stock: $.01 par value, authorized 50,000 shares; none issued and outstanding
Common stock: $.01 par value, authorized 15,000,000 shares; issued 6,289,986 shares in 2006 and 6,155,360 shares in 2005	63	62
Additional paid-in capital	27,327	26,591
Accumulated deficit	(7,225)	(6,279)
Accumulated other comprehensive loss	(294)	(393)
Common stock in treasury (at cost, 101,121 shares)	(343)	(343)
Total stockholders' equity	19,528	19,638

Total liabilities and stockholders' equity	$35,154	$32,926

See notes to consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share amounts)

	For the years ended December 31,
	2006	2005	2004

Revenues	$31,719	$31,336	$32,184

Operating expenses:
Direct costs	14,001	13,213	13,671
Selling, general, and administrative expenses	24,485	24,018	19,958
Depreciation and amortization	1,972	1,628	1,757
Loss from joint venture	-	-	247
Impairment of investments	-	-	715

Total operating expenses	40,458	38,859	36,348

Operating loss	(8,739)	(7,523)	(4,164)
Interest expense - net	(389)	(491)	(393)

Loss from continuing operations before taxes	(9,128)	(8,014)	(4,557)
Income tax expense (benefit)	(2,807)	(1,142)	56

Loss from continuing operations	(6,321)	(6,872)	(4,613)
Income from discontinued operations, net of tax	5,375	1,326	3,642

Net loss	$(946)	$(5,546)	$(971)

Net loss	$(946)	$(5,546)	$(971)
Other comprehensive income (loss)	99	(197)	152

Comprehensive loss	$(847)	$(5,743)	$(819)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$(1.03)	$(1.14)	$(0.77)
Income from discontinued operations	0.88	0.22	0.61

Net loss	$(0.15)	$(0.92)	$(0.16)

Weighted average number of common shares - basic and diluted	6,108	6,052	5,998

See notes to consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	For the years ended December 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(946)	$(5,546)	$(971)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,972	1,628	1,757
Provision for bad debts	252	76	75
Impairment of investments	-	-	715
Deferred income taxes	(832)	-	2,004
Loss from joint venture	-	-	247
Income from discontinued operations	(5,375)	(1,326)	(3,642)
Other	697	296	32
Changes in operating assets and liabilities, net of effects of dispositions:
Accounts receivable	(357)	740	(336)
Prepaid expenses and other assets	(1,876)	1,019	(968)
Prepaid and refundable income taxes and taxes payable	(1,092)	(681)	466
Accounts payable and accrued expenses	535	(908)	3,469
Other liabilities	(560)	1,148	(49)
Net cash provided by (used in) operating activities of discontinued operations	868	928	(663)
Net cash (used in) provided by operating activities	(6,714)	(2,626)	2,136
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,815)	(1,833)	(731)
Proceeds from sale of division	17,904	-	7,700
Capital contributions to joint venture	-	-	(255)
Net cash used in investing activities of discontinued operations	(24)	(29)	(122)
Net cash provided by (used in) investing activities	16,065	(1,862)	6,592

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	-	-	(5,500)
Proceeds from issuance of convertible debentures	-	-	4,758
Proceeds from the issuance of common stock in connection with the exercise of stock options	387	280	44
Repayments of obligations under capital lease	(80)	(117)	(81)
Other financing activities	-	(13)	-
Net cash provided by (used in) financing activities	307	150	(779)

Net increase (decrease) in cash and cash equivalents	9,658	(4,338)	7,949
Effect of exchange rate changes on cash and cash equivalents	70	(34)	20
Cash and cash equivalents at the beginning of period	7,303	11,675	3,706

Cash and cash equivalents at end of period	$17,031	$7,303	$11,675

See notes to consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands of dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury

Balance at January 1, 2004	$60	$25,047	$238	$(348)	$(200)
Warrants granted in connection with issuance of
convertible debentures		1,200
Receipt of 43,997 shares of common stock as
repayment of loan					(143)
Issuance of 15,257 shares of common stock in
connection with exercise of stock options	1	44
Unrealized gain from foreign currency translation
adjustments				152
Net loss			(971)

Balance at December 31, 2004	61	26,291	(733)	(196)	(343)
Issuance of 97,773 shares of common stock in
connection with exercise of stock options	1	279
Unrealized loss from foreign currency translation
adjustments				(197)
Compensation expense recognized on stock options		21
Net loss			(5,546)

Balance at December 31, 2005	62	26,591	(6,279)	(393)	(343)
Issuance of 134,626 shares of common stock in
connection with exercise of stock options	1	386
Unrealized gain from foreign currency translation
adjustments				99
Compensation expense recognized on stock options		300
Income tax benefit associated with the exercise of
stock options		50
Net loss			(946)

Balance at December 31, 2006	63	27,327	(7,225)	(294)	(343)

See notes to consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per-share amounts)

1. Organization

Medialink Worldwide Incorporated and its subsidiaries (the “Company”) provide media communications services and digital video tracking services to corporations and other organizations. Through its content media operations in the United States and the United Kingdom, the Company offers news and marketing media strategies and solutions by providing consultation, production, distribution, and monitoring services that enable its clients to inform and educate their intended audiences through various media. Through its Teletrax subsidiaries, the Company provides digital video tracking services that provide broadcast television intelligence to video content providers such as entertainment companies, news organizations, television syndicators, direct-response marketing companies, and a sports organization, enabling clients to monitor their content.

In September 2006, the Company sold the assets of U.S. Newswire, its wire distribution and photography services division. The consolidated financial statements reflect U.S. Newswire as a discontinued operation in all periods presented. Accordingly, prior period financial statements have been reclassified to reflect the financial position, results of operations, and cash flows of U.S. Newswire separately from continuing operations.

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

Inventory: Inventory consists of equipment for sale and equipment for replacement of devices requiring service in the Company’s digital video tracking services business. Inventory is valued at the lower of cost or market, with cost determined on a specific identification basis.

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

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity Investments: The Company accounts for its investments in other entities under the equity method when it owns between 20% and 50% of the voting equity and does not have the ability to exercise control over the other entity or is otherwise not required to consolidate the entity in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities.” The Company accounts for its investments in other entities under the cost method when it owns less than 20% of the voting equity and does not exert significant influence. Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the fair value of an equity investment is less than its carrying amount and that such a decline in value is determined to be other than temporary.

Revenue Recognition: Revenue is recognized when the Company has substantially completed performance and no longer has a consequential obligation to its clients.

Media communications services: Revenue from the Company’s media communications services offerings, including the production of video and audio content and the broadcast of live events, is recognized upon substantial completion of the services being provided. Revenue from the distribution and monitoring of video and audio news releases is recognized upon distribution.

Digital Video Tracking Services: Revenue from Teletrax™ digital video tracking services is recognized ratably over the period of service being provided. Revenue from the sale of equipment is recognized upon installation and acceptance by the client. Revenues include $97, $184, and $364 from equipment sales for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Advertising expenses: Advertising costs are expensed in the period in which the advertising appears in print or is broadcast. The Company incurred advertising expense, exclusive of sales and marketing efforts, of approximately $131, $73, and $92 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation: On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that all share-based payments to employees and non-employee directors, including grants of stock options, be recognized in the financial statements based on their fair values on the date of grant. Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation based on the intrinsic value of the stock options granted in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” an alternative to the fair-value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company has elected to use the modified prospective application for the transition upon the adoption of SFAS No. 123R, which requires compensation expense to be recognized on options granted subsequent to the adoption date as well as on options granted prior to the adoption date for which the requisite service period had not been completed as of December 31, 2005. Periods prior to the date that SFAS No. 123R was adopted are not adjusted under the modified prospective application. The Company has also elected to treat option grants with graded vesting as a single award and accordingly recognizes the associated compensation expense ratably over the service period. The pro forma effects had the Company accounted for stock-based employee compensation based on the fair value of stock options granted in accordance with SFAS No. 123 for the years ended December 31, 2005 and 2004, were as follows:

	2005	2004

Net loss as reported	$(5,546)	$(971)
Stock-based compensation expense, net of tax,
included in net loss as reported	21	-
Stock-based compensation expense, net of tax, under
fair value method	(349)	(165)

Pro forma net loss	$(5,874)	$(1,136)

Basic and diluted loss per share as reported	$(0.92)	$(0.16)

Pro forma basic and diluted loss per share	$(0.97)	$(0.19)

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

Reclassifications: Certain prior-period amounts in the accompanying financial statements have been reclassified to conform to the 2006 presentation.

Recently Issued Accounting Standards: In June 2006, FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," was issued and is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, a two-step process is used to evaluate a tax position. The first step establishes a recognition criterion under which the tax position is recognized if it is more likely than not that it will be sustained upon examination. The second step establishes a measurement criterion under which the tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not expect the adoption of FIN 48 to have a material effect on its financial condition or results of operations.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purposes of a materiality assessment. SAB No. 108 requires an entity to use both an income statement approach and a balance sheet approach to separately quantify and assess the amount of any misstatements originating in the current period and the cumulative amount of any such misstatements. The adoption of SAB No. 108 by the Company in 2006 did not have a material effect on its financial condition or results of operations.

3. Discontinued Operations

In September 2006, the Company sold the assets of its U.S. Newswire division to PR Newswire Association, LLC (“PR Newswire”), a wholly-owned subsidiary of United Business Media plc, for approximately $22,577, which includes $270 for additional working capital delivered at closing. The assets sold represented the Company's entire wire distribution and photography services businesses, which were an operating segment within the Company’s media communications services reporting segment. The base sale price was $19,000, of which the Company received $16,250 in cash at closing, which included $150 for additional working capital, with the remaining $2,900 deposited into escrow, of which $1,900 represented amounts to cover potential post-closing contingencies and $1,000 represented deferred sale price. The base sale price was subject to adjustment based on the operating performance of U.S. Newswire for the twelve-month period ended September 30, 2006, the effective date of the transaction, with the final sale price to be between $18,000 and $23,000. In addition, the final sale price was to be adjusted based on the working capital of U.S. Newswire as of September 30, 2006.

The final sale price of $22,577 included an increase to the base sale price of $3,307 based on the operating performance of U.S. Newswire for the pertinent period and $270 for additional working capital. In February 2007, the Company received additional cash proceeds of approximately $4,427, of which $3,307 represented additional sale price received directly from PR Newswire, $1,000 represented the release of the escrow balance representing deferred purchase price at closing, and $120 represented an adjustment for additional working capital. The escrow account balance of $1,900 to cover potential post-closing contingencies is scheduled to be released by the fourth quarter of 2007, subject to certain contingencies. In 2006 the Company recognized a pretax gain on the sale of U.S. Newswire of approximately $7,566 based on the minimum sale price of $18,000, with the remaining gain on sale of approximately $4,577 to be recognized in 2007.

In connection with the sale of U.S Newswire, the Company entered into a three-year services agreement with PR Newswire under which PR Newswire committed to provide media communications services work aggregating a minimum of $750, $600, and $500 for the fiscal years ended September 30, 2007, 2008, and 2009, respectively, and the Company committed to provided PR Newswire with wire and photography services work aggregating a minimum of $200 for each of the fiscal years then ended. A payment to the other party is required for any shortfall to the extent either party does not reach its minimum commitment by the end of each fiscal year.

In December 2004, the Company sold substantially all of the assets and liabilities of its research division, Delahaye, for approximately $8,000, of which $7,700 was collected at closing and $300 was collected during 2005. The Company also received an additional $224 related to a purchase price adjustment based on working capital at closing. In connection with the settlement of all outstanding claims and contingencies and the receipt of the additional amount for the purchase price adjustment, the Company recorded additional gain, net of tax, of $64 and $194 in 2006 and 2005, respectively, on the sale of Delahaye.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The operations of U.S. Newswire and Delahaye are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements. The operating results of U.S. Newswire and Delahaye are reflected separately from the results of continuing operations through the dates of sale. The results of operations and the gain on sale of U.S. Newswire and Delahaye are presented as discontinued operations for the years ended December 31, 2006, 2005, and 2004, respectively, as follows:

	For the years ended December 31,
	2006	2005	2004

Revenues	$4,457	$5,376	$13,701

Income from operations before income taxes	$1,602	$1,964	$1,230
Income tax expense	681	832	637
Income from operations	921	1,132	593

Gain on sale of division before income taxes	7,678	284	4,915
Income tax expense	3,224	90	1,866
Gain on sale of division	4,454	194	3,049

Income from discontinued operations	$5,375	$1,326	$3,642

At December 31, 2005, the current assets of U. S. Newswire reported as a discontinued operation consisted of $570 of accounts receivable and $43 of prepaid expenses; the long-term assets consisted of $38 of property and equipment and $9,577 of goodwill; the current liabilities consisted entirely of accounts payable and accrued expenses. The amount of goodwill attributable to U.S. Newswire was determined based on the relative fair value of U.S. Newswire to the fair value of the Company’s media communications services segment at September 30, 2006 (see Note 6).

In connection with the sale of U.S. Newswire, the Company completed certain exit activities in September 2006 (the “Third Quarter Plan”) that included terminating one employee and vacating the portion of its facility in Washington, DC, that served as the primary facility for providing wire distribution and photography services. The Company also completed certain exit activities in the fourth quarter of 2006 (the “Fourth Quarter Plan”) that included terminating one employee and vacating the portion of its facility in Norwalk, CT, that served as a satellite location for certain activities of U.S. Newswire. The results of operations from discontinued operations for the year ended December 31, 2006, include charges of $226 and $138 related to the Third Quarter Plan and the Fourth Quarter Plan, respectively. The Third Quarter Plan consisted of $11 for employee termination costs and $215 for contract termination costs associated with the lease for the Washington, DC, facility. The Company continues to occupy a portion of the Washington, DC, facility for use by its broadcast services business. The Fourth Quarter Plan consisted of $60 for employee termination costs and $78 for contract termination costs associated with the lease for the Norwalk, CT, facility. The Company continues to occupy a portion of the Norwalk, CT, facility for use as its information technology base.

4. Impairment Charges

For the year ended December 31, 2004, the Company incurred impairment charges totaling $715, of which $342 related to two investments previously accounted for under the cost method. In addition, the Company incurred an impairment charge of $373 related to its 50% interest in Business Wire/Medialink, LLC (“Newstream”), a joint venture with Business Wire that provided for the delivery of multi-media content to on-line newsrooms. During 2004, Business Wire and the Company each made an additional capital contribution of $255. In December 2004, the joint venture was dissolved and the Company recognized an impairment charge equal to its remaining investment in the joint venture at the time of dissolution. Under its agreement with Business Wire upon dissolution of the joint venture, the Company continued to provide services under the Newstream name through December 31, 2005. In January 2006, the Company commenced providing services similar to those provided by the joint venture through a new proprietary distribution platform.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The results of operations of Newstream for the year ended December 31, 2004, were as follows:

2004
(Unaudited)
Revenues	$1,012
Operating loss	$(495)

5. Property and Equipment

Property and equipment at December 31 consisted of the following:

	2006	2005

Equipment	$8,242	$6,563
Furniture and fixtures	1,322	1,263
Licenses and software	2,095	1,712
Leasehold improvements	3,528	3,444

Total	15,187	12,982
Less: Accumulated depreciation and amortization	10,891	8,640

Net	$4,296	$4,342

6. Goodwill

The Company’s intangible assets not subject to amortization under SFAS No. 142 consisted entirely of goodwill, all of which related to the media communications segment. In connection with the sale of U.S. Newswire in September 2006, the Company allocated $9,577 of the segment’s goodwill to discontinued operations based on the relative fair value of the division sold to the fair value of the remainder of the segment on the date of sale. The remaining goodwill of $3,429 was subjected to the Company’s annual impairment test, which resulted in no impairment for the year ended December 31, 2006.

7. Accrued Expenses

Accrued expenses and other current liabilities at December 31 consisted of the following:

	2006	2005

Salaries and benefits	$1,405	$1,528
Direct costs	1,710	1,511
Client prepayments	400	938
Deferred revenue	789	590
Abandoned lease obligations	325	128
Leasehold refurbishments	343	-
Professional fees	280	319
Other accruals	1,144	793

Total	$6,396	$5,807

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Liabilities for Disposal Activities

In September 2003, the Company completed a plan (the “2003 Plan”) to shut down one of its office locations in Norwalk, CT, by subleasing the abandoned space. The remaining liability for future payments for the 2003 Plan, all of which pertains to facility closure costs, and the amounts charged against the liability were as follows:

Balance at January 1, 2005	$363
Payments	(71)

Balance at December 31, 2005	292
Payments	(135)

Balance at December 31, 2006	$157

At December 31, 2006, the liabilities for disposal activities related to the 2003 Plan as well as the Third Quarter Plan and the Fourth Quarter Plan associated with the sale of U.S. Newswire (see Note 3) were included in the Company’s balance sheet as follows:

	Total	Current Liabilities	Non-current Liabilities
2003 Plan	$157	$135	$22
Third Quarter Plan	213	154	59
Fourth Quarter Plan	78	36	42

Total	$448	$325	$123

9. Line of Credit

Prior to 2005, the Company had a credit facility with a bank under which it borrowed funds at an interest rate equal to the 30-day LIBOR rate plus 5.5%. The Company fully repaid amounts outstanding under this credit facility in December 2004 and the credit facility was terminated. The average variable rate on borrowings under this credit facility for the 2004 period through the termination of the facility was 5.7%.

10. Long-term Debt

Long-term debt at December 31 consisted of the following:

	2006	2005
Convertible debentures	$5,000	$5,000
Unamortized discount	(727)	(955)

Net	$4,273	$4,045

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

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In connection with the issuance of the convertible debentures, the Company incurred fees totaling $256, which are being amortized as a component of interest expense over the term of the convertible debentures. Interest expense for the years ended December 31, 2006, 2005, and 2004, included $228, $212, and $33, respectively, from the amortization of the discount and $51, $54, and $8, respectively, from the amortization of the deferred financing fees. The average interest rate on the convertible debentures was 9.8%, 8.5%, and 7.3% for the years ended December 31, 2006, 2005, and 2004, respectively.

In the first quarter of 2007, convertible debentures with an aggregate face value of $650 were converted into 160,494 shares of the Company’s common stock and warrants to purchase 46,200 shares of the Company’s common stock were exercised.

11. Leases

The Company leases certain property used in its operations under agreements that are classified as operating leases. Such agreements generally include provisions for inflation-based rate adjustments and, in the case of leases for buildings and office space, payments of certain operating expenses and property taxes.

Future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

2007	$2,832
2008	2,371
2009	1,900
2010	1,543
2011	24

Total minimum lease payments	$8,670

The Company has non-cancelable subleases related to certain properties under which the Company will receive minimum sublease rental payments through 2009 totaling approximately $944. Total rental expense under operating leases amounted to $2,359, $2,271, and $2,022 for the years ended December 31, 2006, 2005, and 2004, respectively.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Preferred Stock

During 2001, the Company’s Board of Directors approved the adoption of a Preferred Stock Rights Agreement (the “Rights Agreement”), under which a dividend distribution of one preferred stock purchase right (the “Purchase Right”) was declared for each outstanding share of the Company’s common stock, payable to common stockholders of record at the close of business on August 30, 2001. Each Purchase Right has an exercise price of $50.00 and entitles the holder to purchase one one-thousandth of a share of the Company’s Series A Participating Preferred Stock (the “Series A Preferred”). The Purchase Rights continue to be represented by, and trade with, the Company's common stock certificates unless the Purchase Rights become exercisable, which will only occur, with certain exceptions, in the event that a person or group acquires, or announces a tender or exchange offer to acquire, a beneficial ownership of 15% or more of the Company's common stock then outstanding. As of December 31, 2006 and 2005, the Company’s Board of Directors had authorized 50,000 shares of the Series A Preferred, none of which was issued or outstanding.

13. Income Taxes

The components of the provision (benefit) for income taxes were as follows:

	2006	2005	2004

Current:
Federal	$(3,260)	$(902)	$(1,369)
State and local	(1,322)	(240)	(579)

Total current	(4,582)	(1,142)	(1,948)

Deferred:
Federal	1,263	-	1,483
State and local	512	-	521

Total deferred	1,775	-	2,004

Total provision (benefit) for income taxes	$(2,807)	$(1,142)	$56

The provision (benefit) for income taxes varied from the Federal statutory income tax rate due to the following:

	2006	2005	2004
Taxes at statutory rate	$(3,104)	$(2,725)	$(1,549)
State and local income taxes, net of Federal benefit	(730)	(502)	(271)
Valuation allowance on deferred tax assets	213	1,936	1,839
Benefit for foreign taxes at lower rates	196	-	-
Non-deductible expenses and other	618	149	37

Provision (benefit) for income taxes	$(2,807)	$(1,142)	$56

Federal statutory rate	34.00%	34.00%	34.00%

Effective rate	30.75%	14.25%	(1.23)%

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company generated losses from continuing operations before taxes for the years ended December 31, 2006, 2005, and 2004, as follows:

	2006	2005	2004

Domestic	$(7,493)	$(6,768)	$(2,941)
Foreign	(1,635)	(1,246)	(1,616)

Total	$(9,128)	$(8,014)	$(4,557)

The components of the net deferred tax asset at December 31 were as follows:

	2006	2005

Deferred tax assets:
Accounts receivable	$66	$230
Property and equipment	97	77
Goodwill	782	-
Other intangible assets	748	932
Minority interest	341	475
Equity investments	300	304
Accrued compensation	614	865
Other accrued expenses	301	225
Net operating loss carryforwards	2,348	3,084
Total deferred tax assets	5,597	6,192

Deferred tax liabilities:
Goodwill	-	2,002
Other liabilities	362	-
Total deferred tax liabilities	362	2,002

Net deferred tax asset before valuation allowance	5,235	4,190
Valuation allowance on deferred tax assets	4,403	4,190

Net deferred tax asset	$832	$-

At December 31, 2006, the Company had domestic state net operating loss carryforwards of approximately $1,075 that expire in 2016 through 2020 and foreign net operating loss carryforwards of $7,540 that do not expire. The Company had no Federal net operating loss carryforwards at December 31, 2006. The Company established a valuation allowance to reserve for certain of its deferred tax assets at December 31, 2005, based on its projections at that time leading the Company to believe that it was more likely than not that the benefit associated with the deferred tax assets would not be realized in future periods. Based on its most recent projections, the Company continues to believe that it is more likely than not that such benefit will not be fully realized. The gain on sale of U. S. Newswire, however, will enable the Company to realize certain deferred tax assets in future periods. Accordingly, the Company recognized net deferred tax assets totaling $832 at December 31, 2006. The increase in the valuation allowance of $213 for the year ended December 31, 2006, was recognized as additional tax provision for the period.

14. Stock Options

Under a stock option plan covering employees and other eligible participants (the “Employee Plan”), the Company grants stock options to purchase shares of the Company’s common stock. Stock options granted under the Employee Plan generally become exercisable under two alternative vesting schedules over a four-year period. One vesting schedule provides for 20% of the stock options granted being exercisable on the grant date and an additional 20% becoming exercisable on the anniversary of the grant date in each of the next four years. The second vesting schedule provides for 25% of the stock options granted becoming exercisable on the anniversary of the grant date in each of the next four years. Incentive stock options granted under the Employee Plan generally have a term of ten years and an exercise price equal to the fair market value of the Company’s common stock on the grant date. Incentive stock options issued to employees who own more than 10% of the voting power of all classes of equity of the Company have a term of five years and an exercise price equal to at least 110% of the fair market value of the Company’s common stock on the grant date. Non-qualified stock options granted under the Employee Plan can have a term of up to fifteen years and an exercise price that is determined for each individual grant by a committee appointed by the Company’s board of directors. There are 1,670,808 shares of the Company’s common stock reserved for the issuance of stock options under the Employee Plan. At December 31, 2006, 355,572 shares remained available for the issuance of stock options and 788,190 stock options were outstanding.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under a stock option plan covering members of its board of directors (the “Directors’ Plan”), the Company grants stock options to non-employee directors. Newly appointed non-employee directors are granted 10,000 stock options upon their appointment or election to the board of directors, and all non-employee directors are granted 3,000 stock options on the first business day of each year. Additional grants of stock options may be made at the discretion of a committee appointed by the Company’s board of directors. Stock options granted under the Directors’ Plan generally vest ratably over a three-year period, have a term of ten years, but cannot have a term that exceeds fifteen years, and have an exercise price equal to the fair market value of the Company’s common stock on the grant date. There are 280,000 shares of the Company’s common stock reserved for the issuance of stock options under the Directors’ Plan. At December 31, 2006, 22,000 shares remained available for the issuance of stock options and 224,600 stock options were outstanding.

On January 1, 2006, the Company adopted the provisions SFAS No. 123R. The Company uses a binomial lattice model for determining the fair value of stock options granted subsequent to January 1, 2006. Prior to the adoption of SFAS No. 123R, the Company valued stock options using the Black-Scholes option-pricing model, which the Company used for the pro forma disclosure requirements of SFAS No. 123. During 2006, the Company granted 426,140 stock options under the Employee Plan, of which 396,140 stock options granted to employees vest ratably over a four-year period, 20,000 stock options granted to an employee vested 20% on the grant date and ratably over a four-year period thereafter, and 10,000 stock options granted to a non-employee director of Teletrax vest ratably over a three-year period. Also during 2006, the Company granted 68,600 stock options to non-employee directors, of which 37,600 were fully vested upon grant and 31,000 of which become exercisable over a three-year period, with one-third vesting on each anniversary of the grant date.

The following weighted average assumptions were used in calculating the fair value of stock options granted under the Employee Plan and the Directors’ Plan during the year ended December 31, 2006:

	Employee Plan	Directors’ Plan

Expected term	4.19	4.23
Expected volatility	.6308	.7052
Expected dividends	0%	0%
Risk-free interest rate	4.67%	4.64%

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

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following weighted-average assumptions were used in estimating the fair value of stock options granted under the Employee Plan and the Director’s Plan for the year ended December 31, 2005:

	Employee Plan	Directors’ Plan

Expected term	9.00	10.00
Expected volatility	.7581	.7641
Expected dividends	0%	0%
Risk-free interest rate	4.28%	4.15%

The following weighted-average assumptions were used in estimating the fair value of stock options granted under the Employee Plan and the Director’s Plan for the year ended December 31, 2004:

	Employee Plan	Directors’ Plan

Expected term	9.00	10.00
Expected volatility	.8579	.8674
Expected dividends	0%	0%
Risk-free interest rate	4.27%	4.52%

For the year ended December 31, 2006, the Company recognized $300 of compensation expense related to stock options, of which $186 related to stock options granted to both employees and non-employee directors during 2006 and $114 related to stock options granted prior to the adoption of SFAS No. 123R and for which the requisite service periods had not been completed as of December 31, 2005. Such amounts were based on the fair value of the stock options at the grant date. The Company recognized a tax benefit of $3 related to the stock-based compensation expense incurred.

There was no compensation cost recognized by the Company upon the grant of stock options under the Employee Plan or the Directors’ Plan for the years ended December 31, 2005 and 2004. During 2005, the Company recognized compensation expense totaling approximately $21 in connection with the accelerated vesting of certain stock options granted under the Employee Plan to employees whose employment was terminated during the year. Such compensation expense was based on the intrinsic value of the stock options on the date on which vesting accelerated.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information relating to activity in the Employee Plan is summarized in the following table. All stock option grants included in the following table had exercise prices equal to market price on the grant date.

	Number of shares	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2004	1,038,511	$5.47
Options granted	196,970	$2.70	$2.26
Options exercised	(15,257)	$2.90		$11
Options forfeited	(135,635)	$6.28

Options outstanding at December 31, 2004	1,084,589	$4.90
Options granted	30,000	$2.91	$2.30
Options exercised	(88,773)	$2.79		$81
Options forfeited	(152,497)	$6.32

Options outstanding at December 31, 2005	873,319	$4.80
Options granted	426,140	$4.63	$2.45
Options exercised	(134,626)	$2.88		$218
Options forfeited and expired	(376,643)	$5.11

Options outstanding at December 31, 2006	788,190	$4.89		$853	7.49

Options exercisable at December 31, 2006	311,210	$5.59		$474	4.37

Information relating to options outstanding under the Employee Plan at December 31, 2006, is summarized as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Options	Weighted Average Exercise Price

$2.61 - $3.30	274,845	$2.87	6.45	203,285	$2.89
$4.00 - $4.99	405,420	$4.71	9.72	-	n/a
$5.38 - $6.38	36,725	$5.92	1.42	36,725	$5.92
$11.13 - $11.25	41,150	$11.24	2.03	41,150	$11.24
$15.00 - $16.13	30,050	$15.75	1.69	30,050	$15.75

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information relating to activity in the Directors’ Plan is summarized in the following table. All option grants included in the following table had exercise prices equal to market price on the grant date.

	Number of shares	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2004	191,600	$6.52
Options granted	31,000	$3.38	$2.92

Options outstanding at December 31, 2004	222,600	$6.08
Options granted	24,000	$3.48	$2.87
Options exercised	(9,000)	$3.43		$6
Options forfeited	(44,000)	$7.52

Options outstanding at December 31, 2005	193,600	$5.55
Options granted	68,600	$3.90	$2.25
Options forfeited and expired	(37,600)	$3.54

Options outstanding at December 31, 2006	224,600	$5.39		$287	6.20

Options exercisable at December 31, 2006	170,267	$5.98		$196	5.48

Information relating to options outstanding under the Directors’ Plan at December 31, 2006, is summarized as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Options	Weighted Average Exercise Price

$2.61 - $3.59	117,000	$3.31	7.11	72,667	$3.22
$3.86 - $4.38	59,600	$4.15	8.14	49,600	$4.20
$8.06 - $10.13	24,000	$9.09	1.54	24,000	$9.09
$13.25 - $16.50	24,000	$14.88	1.58	24,000	$14.88

Compensation expense related to non-vested stock options under both the Employee Plan and the Directors’ Plan that was not recognized as of December 31, 2006, totaled $926 and is expected to be recognized over a weighted average period of 3.3 years. During the years ended December 31, 2006, 2005, and 2004, the Company received $387, $280, and $44, respectively, from the exercise of stock options. The Company has a policy of issuing new shares of common stock upon the exercise of stock options.

15. Earnings per Share

Basic earnings (loss) per share of common stock is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. There were no reconciling items to net loss to arrive at loss available to common stockholders for the years ended December 31, 2006, 2005, and 2004. Diluted earnings (loss) per share of common stock is computed by giving effect to all dilutive potential common shares. The number of shares used in the calculation of diluted earnings (loss) per share for the years ended December 31, 2006, 2005, and 2004, excluded 148,147, 99,279, and 99,715, respectively, of incremental shares related to stock options and warrants. All periods presented excluded 1,234,567 of incremental shares related to convertible debentures. Such incremental shares were excluded from the calculation of diluted earnings (loss) per share due to their antidilutive effect on income from continuing operations.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plan

The Company has a defined contribution plan in which eligible employees who have attained 21 years of age may contribute on both a pretax and after-tax basis up to a maximum of 15% of their annual salary, subject to annual limits established by the Internal Revenue Service. The Company can make discretionary contributions. Employees are fully vested at all times in contributions they make to the plan, and employees who have completed at least one year of service and are employed with the Company on the last business day of the year fully vest in Company contributions. The Company made no discretionary contributions to its defined contribution plan for the years ended December 31, 2006, 2005, and 2004, respectively.

17. Commitments and Contingencies

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

18. Guarantees

In connection with the sale of U.S. Newswire in 2006, the Company agreed to indemnify the purchaser for breaches of certain standard representations and warranties. In the event any such indemnification obligation were to be triggered, the Company may be liable when the damages incurred by the purchaser exceed $150. For certain such indemnification obligations, the Company would be liable for the amount of the damages incurred in excess of $150, with such damages limited to $5,000 in total. For certain other indemnification obligations, the Company would be liable for the full amount of the damages, including the first $150, with such damages limited to $5,000 in total. For still other indemnification obligations, there is no limit to the damages for which the Company would be ultimately liable. No amount has been recognized in connection with such potential obligations.

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

The Company has entered into subleases with third parties relating to properties no longer occupied by the Company. Under an assignment of one of these subleases, the third party remits payment directly to the landlord, although the Company remains the primary obligor for the lease payments. If the third party ceased to remit payment directly to the landlord, the Company would be liable for such payments. The maximum potential amount for which the Company can be held liable is approximately $210. No amount has been recognized in connection with such potential liability.

19. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company maintains cash balances and cash equivalents with high credit quality financial institutions.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company provides credit to clients on an uncollateralized basis after evaluating client creditworthiness. The Company’s clients are not concentrated in any specific geographic region, but are concentrated in the automotive, insurance, pharmaceutical, consumer products, and public relations agency businesses. The Company’s five largest clients provided approximately 17%, 12%, and 17% of revenues for the years ended December 31, 2006, 2005, and 2004, respectively. In addition, amounts due from these clients represented 22% and 14% of trade accounts receivable at December 31, 2006 and 2005, respectively. The Company does not believe that a significant reduction in business from any of its clients would have a material adverse effect on its results of operations or financial condition since no single client or group of clients is responsible for a significant portion of the Company’s revenues or represents a significant portion of the Company’s trade receivables.

20. Supplemental Disclosure of Cash Flow Information

Payments of interest and income taxes were as follows:

	2006	2005	2004

Interest paid	$501	$428	$382

Income taxes paid (refunded) - net	$(221)	$418	$90

There were no non-cash investing and financing activities for the years ended December 31, 2006 and 2005. Non-cash investing and financing activities for the year ended December 31, 2004, were as follows:

2004

Common stock received as repayment of loan	$143
Receivable due from purchaser of a business	$605

21. Fair Value of Financial Instruments

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

The carrying amounts of cash and cash equivalents, non-trade receivables included as part of other current assets, and obligations under capital leases at December 31, 2006 and 2005, are a reasonable approximation of their fair values due to the short-term nature of these instruments. The carrying amounts of the convertible debentures at December 31, 2006 and 2005, are a reasonable approximation of their fair values since the interest rates were above the fixed-rate minimum, resulting in the convertible debentures being variable-rate obligations. Non-trade receivables included as part of other non-current assets with carrying amounts of $11 and $20 at December 31, 2006 and 2005, respectively, had fair values of $10 and $18, respectively. The fair values of these instruments were estimated by discounting the future streams of payments at the interest rate on the convertible debentures, which is used as a surrogate for the Company’s incremental borrowing rate.

22. Segment Information

The Company has determined that its two reportable segments are media communications services and digital video tracking services. The media communications services segment provides broadcast services, including consultation, production, distribution, and monitoring services, to corporate entities and other organizations. Through the Company’s Teletrax subsidiaries, the digital video tracking services segment provides broadcast intelligence to video content providers such as entertainment companies, news organizations, television syndicators, direct-response marketing companies, and a sports organization.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company identifies its reportable segments based on the services provided by its various operations. The media communications services segment is an aggregation of such services provided by the Company’s media communications operations in the United States and the United Kingdom.

The company previously operated a press release wire service division that was an operating segment within the media communications services reportable segment. This operating segment was sold in September 2006 and is reported as a discontinued operation (see Note 3).

The Company measures profit or loss of its segments based on operating income. Operating income for segments excludes impairments and losses from a joint venture. The accounting policies used to measure operating income of the segments are the same as those outlined in Note 2 to the consolidated financial statements.

Segment information relating to results of continuing operations was as follows:

	2006	2005	2004

Revenues:
Media communications services	$28,998	$29,332	$30,560
Digital video tracking services	2,721	2,004	1,624

Total	$31,719	$31,336	$32,184

Operating income (loss):
Media communications services	$514	$985	$2,328
Digital video tracking services	(3,408)	(2,651)	(2,033)

Total	(2,894)	(1,666)	295
Other business activities	(5,845)	(5,857)	(3,497)
Impairment of investments	-	-	(715)
Loss from joint venture	-	-	(247)
Interest expense - net	(389)	(491)	(393)

Loss from continuing operations before taxes	$(9,128)	$(8,014)	$(4,557)

Depreciation and amortization expense
Media communications services	$1,151	$976	$1,073
Digital video tracking services	821	614	547
Other business activities	-	38	137

Total	$1,972	$1,628	$1,757

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment information related to the Company’s assets was as follows:

	2006	2005
Total assets:
Media communications services	$11,684	$11,412
Digital video tracking services	3,279	2,173
Other business activities	20,191	9,113
Discontinued operations	-	10,228

Total	$35,154	$32,926

Expenditures on long-lived assets:
Media communications services	$366	$1,239
Digital video tracking services	1,447	422
Other business activities	2	172
Discontinued operations	18	29

Total	$1,833	$1,862

The Company’s research segment generated revenues in foreign countries of $1,987 for the year ended December 31, 2004. Segment information for continuing operations relating to geographic regions for 2006, 2005 and 2004 was as follows:

	2006	2005	2004

Revenues:
United States	$24,488	$24,814	$26,187
United Kingdom	7,231	6,522	5,997

Total	$31,719	$31,336	$32,184

Long-lived assets:
United States	$3,837	$3,728
United Kingdom	459	614

Total	$4,296	$4,342

23. Comprehensive Income

Comprehensive income includes all changes to equity that are not the result of transactions with shareholders and is comprised of net income and other comprehensive income. For the years ended December 31, 2006, 2005, and 2004, other comprehensive income (loss) of $99, $(197), and $152, respectively, consisted entirely of foreign currency translation adjustments on which no tax effect is reported since they relate to indefinite investments in foreign subsidiaries. At December 31, 2006 and 2005, accumulated other comprehensive loss in the consolidated balance sheet of $294 and $393, respectively, consisted entirely of foreign currency translation adjustments.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Selected Quarterly Financial Data (Unaudited)

	2006 Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$7,599	$7,593	$7,212	$9,315
Loss from continuing operations	$(2,022)	$(1,988)	$(956)	$(1,355)
Net income (loss)	$(1,688)	$(1,552)	$3,627	$(1,333)
Loss per share from continuing
operations - basic and diluted	$(0.33)	$(0.33)	$(0.16)	$(0.22)

	2005 Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$7,368	$7,854	$7,416	$8,698
Loss from continuing operations	$(1,399)	$(1,237)	$(1,628)	$(2,608)
Net loss	$(1,129)	$(923)	$(1,173)	$(2,321)
Loss per share from continuing
operations - basic and diluted	$(0.23)	$(0.20)	$(0.27)	$(0.43)

EXHIBIT INDEX

Exhibit No.	Description

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

10.3
Separation Agreement and General Release, dated as of December 30, 2005, by and between Medialink Worldwide Incorporated and J. Graeme McWhirter (Incorporated by reference to Exhibit No. 10.3 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

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

10.7
Medialink Worldwide Incorporated 401(k) Employee Savings Plan (Incorporated by reference to Exhibit No. 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

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

G-1

MEDIALINK WORLDWIDE INCORPORATED

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2006, 2005, and 2004
(In thousands of dollars)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (1)	Balance at end of period

Allowances deducted in the balance sheet from
assets to which they apply:

For the year ended December 31, 2006:
Allowance for doubtful accounts	$442	$252	$-	$347	$347

Valuation allowance on deferred tax assets	$4,190	$213	$-	$-	$4,403

For the year ended December 31, 2005:
Allowance for doubtful accounts	$406	$76	$-	$40	$442

Valuation allowance on deferred tax assets	$2,803	$1,387	$-	$-	$4,190

For the year ended December 31, 2004:
Allowance for doubtful accounts	$316	$137	$-	$47	$406

Valuation allowance on deferred tax assets	$964	$1,839	$-	$-	$2,803

(1)	Represents amounts written off.

S-1