Form 10-Q
period 2007-03-31
MEDIALINK WORLDWIDE INC
filed 2007-05-15
CIK 812890

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

The number of shares of the issuer's common stock outstanding as of April 30, 2007, was 6,405,509.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of dollars, except share and per-share amounts)

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$17,288	$17,031
Accounts receivable, net of allowance for doubtful accounts of
$287 and $347	5,223	5,319
Inventory	540	602
Prepaid expenses	363	287
Prepaid and refundable taxes	574	701
Deferred income taxes	236	107
Escrow funds	1,944	1,927
Other current assets	40	78
Total current assets	26,208	26,052

Property and equipment - net	4,077	4,296
Goodwill	3,429	3,429
Deferred income taxes	602	725
Other assets	785	652

Total assets	$35,101	$35,154

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,270	$1,981
Accrued expenses and other current liabilities	6,366	6,396
Income taxes payable	1,436	1,927
Total current liabilities	9,072	10,304

Convertible debentures, net of unamortized discount of $581 and $727	3,769	4,273
Other long-term liabilities	1,052	1,049
Total liabilities	13,893	15,626

Commitments and contingencies

Stockholders' Equity:
Series A Preferred stock: $.01 par value, authorized 50,000 shares; none
issued and outstanding	-	-
Common stock: $.01 par value, authorized 15,000,000 shares; issued
6,506,630 shares in 2007 and 6,289,986 shares in 2006	65	63
Additional paid-in capital	28,161	27,327
Accumulated deficit	(6,388)	(7,225)
Accumulated other comprehensive loss	(287)	(294)
Common stock in treasury (at cost, 101,121 shares)	(343)	(343)
Total stockholders' equity	21,208	19,528

Total liabilities and stockholders' equity	$35,101	$35,154

See notes to unaudited consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share amounts)

	For the three months ended
	March 31,
	2007	2006
Revenues	$7,985	$7,599

Operating expenses:
Direct costs	3,881	3,201
Selling, general, and administrative expenses	6,147	6,048
Depreciation and amortization	496	493

Total operating expenses	10,524	9,742

Operating loss	(2,539)	(2,143)
Interest income (expense) - net	40	(124)

Loss from continuing operations before taxes	(2,499)	(2,267)
Income tax benefit	(718)	(245)

Loss from continuing operations	(1,781)	(2,022)
Income from discontinued operations, net of tax	2,618	334

Net income (loss)	$837	$(1,688)

Net income (loss)	$837	$(1,688)
Other comprehensive income	7	9

Comprehensive income (loss)	$844	$(1,679)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$(0.28)	$(0.33)
Income from discontinued operations	0.41	0.05

Net income (loss)	$0.13	$(0.28)

Weighted average number of common shares - basic and diluted	6,321	6,085

See notes to unaudited consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of dollars)

	For the three months ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$837	$(1,688)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	496	493
Deferred income taxes	356	-
Income from discontinued operations	(2,618)	(334)
Other	151	270
Changes in operating assets and liabilities, net of effects of dispositions:
Accounts receivable	129	(171)
Prepaid expenses and other assets	(158)	(108)
Prepaid and refundable income taxes and taxes payable	(2,621)	(5)
Accounts payable and accrued expenses	(739)	143
Other liabilities	(29)	(181)
Net cash provided by operating activities of discontinued operations	-	311
Net cash used in operating activities	(4,196)	(1,270)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(274)	(617)
Proceeds from sale of division	4,513	-
Net cash used in investing activities of discontinued operations	-	(10)
Net cash provided by (used in) investing activities	4,239	(627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock in connection
with the exercise of stock options and warrants	213	132
Repayments of obligations under capital lease	-	(20)
Net cash provided by financing activities	213	112

Net increase (decrease) in cash and cash equivalents	256	(1,785)
Effect of exchange rate changes on cash and cash equivalents	1	4
Cash and cash equivalents at the beginning of period	17,031	7,303

Cash and cash equivalents at end of period	$17,288	$5,522

See notes to unaudited consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except per-share amounts)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Medialink Worldwide Incorporated and its subsidiaries (the “Company”), which have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles, should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company believes that all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation have been included in the financial statements. The operating results of any quarter are not necessarily indicative of the results for the entire year or any future period.

In September 2006, the Company sold the assets of U.S. Newswire, its wire distribution and photography services division. The accompanying unaudited consolidated financial statements reflect U.S. Newswire as a discontinued operation in all periods presented. Accordingly, prior period financial statements have been reclassified to reflect the results of operations and cash flows of U.S. Newswire separately from continuing operations.

2. Discontinued Operations

In February 2007, the sale price of U.S. Newswire was finalized and determined to be $22,577. The Company received additional cash proceeds in February 2007 totaling $4,427, of which $3,307 represented additional sale price received directly from the buyer, $1,000 represented the release of an escrow balance representing deferred purchase price at closing, and $120 represented an adjustment for additional working capital. In connection with finalizing the sale price, the Company recognized an additional pretax gain of approximately $4,513 on the sale of U.S. Newswire.

The additional gain on the sale and the results of operations of U. S. Newswire are presented as discontinued operations in the accompanying unaudited consolidated statements of operations as follows:

	Three months ended March 31,
	2007	2006
Revenues	$-	$1,372

Income from operations before income taxes	$-	$579
Income tax expense	-	245
Income from operations	-	334

Gain on sale of division before income taxes	4,513	-
Income tax expense	1,895	-
Gain on sale of division	2,618	-

Income from discontinued operations	$2,618	$334

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

3. Earnings (Loss) per Share

Basic earnings (loss) per share of common stock is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. There were no reconciling items to net income (loss) to arrive at net  income (loss) available to common stockholders for the quarterly periods ended March 31, 2007 and 2006. Diluted earnings (loss) per share of common stock is computed by giving effect to all dilutive potential common shares. The number of shares used in the calculation of diluted earnings (loss) per share for the three months ended March 31, 2007, excluded 516,299 of incremental shares related to stock options and warrants and 1,125,733 of incremental shares related to convertible debentures. The number of shares used in the calculation of diluted earnings (loss) per share for the three months ended March 31, 2006, excluded 138,223 of incremental shares related to stock options and warrants and 1,234,567 of incremental shares related to convertible debentures. All such incremental shares were excluded from the calculation of diluted earnings (loss) per share due to their antidilutive effect on income from continuing operations.

4. Long-term Debt and Warrants

In the first quarter of 2007, convertible debentures with an aggregate face value of $650 were converted into 160,494 shares of the Company’s common stock. In addition, warrants to purchase 46,200 shares of the Company’s common stock were exercised, generating cash proceeds of $184.

5. Stock Options

The Company administers two stock option plans, one covering employees and other eligible participants (the “Employee Plan”) and one covering members of its board of directors (the “Directors’ Plan”). At March 31, 2007, 359,092 and 10,000 shares remained available for the issuance of stock options under the Employee Plan and the Directors’ Plan, respectively.

During the first three months of 2007, the Company granted 23,000 stock options under the Employee Plan, of which 10,000 stock options granted to employees vest ratably over a four-year period and 13,000 stock options granted to non-employee directors of a subsidiary vest ratably over a three-year period. During the first three months of 2007, the Company also granted 24,000 stock options under the Directors' Plan to non-employee directors, all of which become exercisable over a three-year period, with one-third vesting on each anniversary of the grant date.

The following weighted average assumptions were used in calculating the fair value of stock options granted under the Employee Plan and the Directors’ Plan during the three months ended March 31, 2007:

	Employee Plan	Directors’ Plan
Expected term	4.11	4.40
Expected volatility	.6197	.6032
Expected dividends	0%	0%
Risk-free interest rate	4.63%	4.63%

For the three months ended March 31, 2007 and 2006, the Company recognized $84 and $125, respectively, of compensation expense related to stock options. Such amounts were based on the fair value of the stock options at the grant date. The Company recognized a tax benefit of $31 related to the stock-based compensation expense incurred during the three months ended March 31, 2007.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Information relating to activity in the Employee Plan for the three months ended March 31, 2007, is summarized in the following table. All stock option grants included in the following table had exercise prices equal to the market price on the grant date.

	Number of shares	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at January 1, 2007	788,190	$4.89
Options granted	23,000	$5.90	$3.06
Options exercised	(9,950)	$2.91		$25
Options forfeited and expired	(26,520)	$5.99

Options outstanding at March 31, 2007	774,720	$4.90		$1,228	7.52

Options exercisable at March 31, 2007	311,490	$5.48		$624	4.84

Information relating to activity in the Directors’ Plan for the three months ended March 31, 2007, is summarized in the following table. All stock option grants included in the following table had exercise prices equal to the market price on the grant date.

	Number of shares	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at January 1, 2007	224,600	$5.39
Options granted	24,000	$5.22	$2.74
Options expired	(12,000)	$10.13

Options outstanding at March 31, 2007	236,600	$5.13		$406	6.65

Options exercisable at March 31, 2007	181,600	$5.38		$322	5.94

Compensation expense related to non-vested stock options under both the Employee Plan and the Directors’ Plan that was not recognized as of March 31, 2007, totaled $969 and is expected to be recognized over a weighted average period of 3.1 years. During the three months ended March 31, 2007 and 2006, the Company received $29 and $132, respectively, from the exercise of stock options. The Company has a policy of issuing new shares of common stock upon the exercise of stock options.

6. Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. (“FIN”) 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, a two-step process is used to evaluate a tax position. The first step establishes a recognition criterion under which the tax position is recognized if it is more likely than not that it will be sustained upon examination. The second step establishes a measurement criterion under which the tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company had unrecognized tax positions of approximately $241 prior to the adoption of FIN 48, and no additional amounts were recorded in connection with the adoption of FIN 48. Additional unrecognized tax positions of approximately $64 were recorded in the first three months of 2007. In 2007, the Internal Revenue Service commenced an examination of the Company’s Federal income tax returns for the years ended December 31, 2004 and 2005.

7. Supplemental Cash Flow Information

Cash paid for interest and income taxes during the three months ended March 31, 2007 and 2006, was as follows:

	2007	2006
Interest paid	$110	$122

Income taxes paid - net of refunds	$1,570	$-

Non-cash investing and financing activities for the three months ended March 31, 2007, consisted entirely of the conversion of $650 of convertible debentures into 160,494 shares of the Company’s common stock. There were no such non-cash investing and financing activities for the three months ended March 31, 2006.

8. Segment Information

Segment information relating to the Company’s results of continuing operations was as follows:

	Three months ended March 31,
	2007	2006
Revenues:
Media communications services	$7,208	$7,036
Digital video tracking	777	563

Total	$7,985	$7,599

Operating income (loss):
Media communications services	$(1)	$34
Digital video tracking	(998)	(852)

Total	(999)	(818)
Corporate and other business activities	(1,540)	(1,325)
Interest income (expense) - net	40	(124)

Loss from continuing operations before taxes	$(2,499)	$(2,267)

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Segment information related to the Company’s assets was as follows:

	March 31,	December 31,
	2007	2006
Total assets:
Media communications services	$12,643	$11,684
Digital video tracking	3,088	3,279
Corporate and other business activities	19,370	20,191

Total	$35,101	$35,154

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this Quarterly Report on Form 10-Q are “forward looking” statements (within the meaning of the Private Securities Litigation Reform Act of 1995, as amended). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. See Part II Item 1A “Risk Factors” below and Item I Part 1A in the Company’s annual report on Form 10-K for the year ended December 31, 2006, for a description of certain factors that might cause such a difference.

In September 2006, the Company sold the assets of U.S. Newswire, its wire distribution and photography services division. The unaudited consolidated financial statements reflect U.S. Newswire as a discontinued operation in all periods presented. Accordingly, prior period financial statements have been reclassified to reflect the results of operations and cash flows of U.S. Newswire separately from continuing operations. The following discussion and analysis (in thousands of dollars) should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto.

Results of Operations

Three months ended March 31, 2007, compared to three months ended March 31, 2006

Revenues for the three months ended March 31, 2007, increased by $386, or 5.1%, as compared to the 2006 period. Revenues from media communications services in the first three months of 2007 increased by $172, or 2.4%, to $7,208. The increase in revenues was primarily the result of increased revenues from the Company’s operation in the United Kingdom of $397, or 25.1%, of which $193 resulted from increased business and $204 resulted from a change in foreign currency exchange rates. The increase in the international business was partially offset by a decline in domestic media communications services revenues of $225, or 4.1%. Revenues from Teletrax™ digital video tracking services in the first quarter of 2007 increased by $214, or 38.0%, to $777 due to an increase in the number of clients being served and additional services provided to existing clients.

Direct costs in the first quarter of 2007 increased by $680, and as a percentage of revenue increased to 48.6% from 42.1% in the comparable 2006 quarter. Such increase was primarily the result of lower margin projects in the Company’s international media communications services business and an increase in the Teletrax infrastructure costs related to the recently completed expansion into full domestic market coverage.

Selling, general, and administrative (“SG&A”) expenses in the first quarter of 2007 increased by $99 as compared to the 2006 quarter, but as a percentage of revenue decreased to 77.0% from 79.6%. SG&A expenses in the first quarter of 2007 included $178 of transaction-specific compensation related to the sale of U.S. Newswire. SG&A expenses in the first quarter of 2007 and 2006 included $84 and $125, respectively, of stock-based compensation expense related to stock options.

Exclusive of transaction-specific compensation and stock-based compensation expense, SG&A expenses in the first quarter of 2007 decreased by $38 as compared to the 2006 quarter, and as a percent of revenue were 73.7% in the first quarter of 2007 as compared to 77.9% in the comparable 2006 quarter. SG&A expenses related to Teletrax increased in the first quarter of 2007 by $164 as a result of additional personnel and marketing costs incurred. Non-Teletrax SG&A expenses decreased by $202 primarily as a result of cost reductions achieved in the domestic media communications services business, partially offset by an increase in personnel and marketing costs incurred in the international media communications services business.

The Company had an operating loss of $2,539 in the first quarter of 2007 as compared to an operating loss of $2,143 in the comparable quarter in 2006. The operating losses in 2007 and 2006 included operating losses of $998 and $852, respectively, from the Company’s 76%-owned Teletrax subsidiaries. The Company’s results of operations included 100% of the losses from the Teletrax subsidiaries since the minority shareholder has no future funding obligations.

The Company had net interest income of $40 in the first quarter of 2007, as compared to net interest expense of $124 in the 2006 quarter, due primarily to interest income earned on the proceeds of the sale of U.S. Newswire and the redemption of $650 of convertible debentures during the 2007 period.

The Company recognized additional gain on the sale of U.S. Newswire in the first quarter of 2007 based on finalizing the sale price in February 2007. The results of operations for the first quarter of 2007 include income from discontinued operations of $2,618 representing the gain on sale of U.S. Newswire, net of tax. Income from discontinued operations in the first quarter of 2006 of $334 represented income from operations of U.S. Newswire.

Financial Condition

The Company continues to finance its operations and capital investment requirements from its existing cash reserves, which totaled $17,288 at March 31, 2007. Working capital in the first three months of 2007 increased by $1,388 primarily as a result of additional proceeds received from the sale of U. S. Newswire, partially offset by the Company funding operating losses and capital investments during the period. The Company believes that its cash reserves will be sufficient to fund its cash needs through the end of 2007.

During the first three months of 2007, $650 of convertible debentures were converted into 160,494 shares of the Company’s common stock.

Cash flows from operating activities during the first three months of 2007 decreased by $2,926 as compared to the comparable period in 2006 due primarily to the payment of income taxes and the benefit for income taxes recognized in the 2007 period. During the first three months of 2007, the Company received net proceeds from the sale of U. S Newswire of $4,513 and proceeds from the exercise of stock options and warrants totaling $213. The Company invested $274 in new equipment and leasehold improvements primarily related to moving its operations in the United Kingdom.

The Company expects to spend approximately $2,000 over the course of the next twelve months for capital improvements primarily for the continuing build out of the infrastructure for Teletrax and for modernization of its media communications services business. The Company intends to finance these expenditures with working capital.

There were no material changes to the Company’s contractual obligations during the first three months of 2007. The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Management must make certain estimates and assumptions in preparing the financial statements of the Company. Certain of these estimates and assumptions relate to matters that are inherently uncertain as they pertain to future events. Management believes that the estimates and assumptions used in preparing the financial statements of the Company were the most appropriate at that time, although actual results could differ significantly from those estimates under different conditions. Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, provides a detailed discussion of the various accounting policies of the Company. In addition, a summary of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes to the critical accounting policies previously disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market exposures are interest rate risk and foreign currency rate risk.

The Company had convertible debentures with a face value of $4,350 ($3,769 net of unamortized discount) outstanding at March 31, 2007. The interest rate on these debentures is the higher of 7% or the 6-month LIBOR rate (as defined) plus 4.50%. At March 31, 2007, the interest rate on the convertible debentures was 9.86%. A change in interest rates of 1.0% would result in a change in the annual interest costs under the convertible debentures of $44 based on the face amount of outstanding borrowings at March 31, 2007.

The Company has two operations in the United Kingdom that result in foreign currency exposure to the British pound. As of and for the three months ended March 31, 2007, these operations aggregated approximately 13% of the Company’s current assets, approximately 26% of the Company’s current liabilities, and approximately 15% of the Company’s loss from continuing operations before income taxes. A fluctuation in the United States dollar to the British pound conversion rate would result in a change in the amount realized by the Company from the results of these operations and from the settlement of its monetary assets and liabilities denominated in British pounds.

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2007. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2007, that have materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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
Dated: May 15, 2007

By:	/s/ Kenneth Torosian
Kenneth Torosian Chief Financial Officer (Principal Accounting Officer)
Dated: May 15, 2007

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

10.8
Medialink Worldwide Incorporated Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit No. 10.8 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

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