Form 10-Q
period 2007-06-30
MEDIALINK WORLDWIDE INC
filed 2007-08-14
CIK 812890

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares of the issuer's common stock outstanding as of July 31, 2007, was 6,405,509.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of dollars, except share and per-share amounts)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$15,491	$17,031
Accounts receivable, net of allowance for doubtful accounts of $250 and $347	5,288	5,319
Inventory	494	602
Prepaid expenses	423	287
Prepaid and refundable taxes	574	701
Deferred income taxes	223	107
Escrow funds	950	1,927
Other current assets	113	78
Total current assets	23,556	26,052

Property and equipment – net	4,123	4,296
Goodwill	3,429	3,429
Deferred income taxes	522	725
Other assets	776	652

Total assets	$32,406	$35,154

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,270	$1,981
Accrued expenses and other current liabilities	4,944	6,396
Income taxes payable	815	1,927
Total current liabilities	8,029	10,304

Convertible debentures, net of unamortized discount of $529 and $727	3,821	4,273
Other long-term liabilities	917	1,049
Total liabilities	12,767	15,626

Commitments and contingencies

Stockholders' Equity:
Series A Preferred stock: $.01 par value, authorized 50,000 shares; none issued and outstanding	-	-
Common stock: $.01 par value, authorized 15,000,000 shares; issued
6,506,630 shares in 2007 and 6,289,986 shares in 2006	65	63
Additional paid-in capital	28,247	27,327
Accumulated deficit	(8,072)	(7,225)
Accumulated other comprehensive loss	(258)	(294)
Common stock in treasury (at cost, 101,121 shares)	(343)	(343)
Total stockholders' equity	19,639	19,528

Total liabilities and stockholders' equity	$32,406	$35,154

See notes to unaudited consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share amounts)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$16,304	$15,192	$8,319	$7,593

Operating expenses:
Direct costs	7,944	6,486	4,063	3,285
Selling, general, and administrative expenses	12,177	12,038	6,030	5,990
Depreciation and amortization	955	979	459	486

Total operating expenses	21,076	19,503	10,552	9,761

Operating loss	(4,772)	(4,311)	(2,233)	(2,168)
Interest income (expense) – net	61	(266)	21	(142)

Loss from continuing operations before taxes	(4,711)	(4,577)	(2,212)	(2,310)
Income tax benefit	(1,246)	(567)	(528)	(322)

Loss from continuing operations	(3,465)	(4,010)	(1,684)	(1,988)
Income from discontinued operations, net of tax	2,618	770	-	436

Net loss	$(847)	$(3,240)	$(1,684)	$(1,552)

Net loss	$(847)	$(3,240)	$(1,684)	$(1,552)
Other comprehensive income	36	51	29	42

Comprehensive loss	$(811)	$(3,189)	$(1,655)	$(1,510)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$(0.54)	$(0.66)	$(0.26)	$(0.33)
Income from discontinued operations	0.41	0.13	-	0.07

Net loss	$(0.13)	$(0.53)	$(0.26)	$(0.25)

Weighted average number of common shares:
Basic and diluted	6,363	6,093	6,406	6,100

See notes to unaudited consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of dollars)

	For the six months ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(847)	$(3,240)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	955	979
Deferred income taxes	449	-
Income from discontinued operations	(2,618)	(770)
Other	352	417
Changes in operating assets and liabilities, net of effects of dispositions:
Accounts receivable	92	(657)
Prepaid expenses and other assets	744	(25)
Prepaid and refundable taxes and income taxes payable	(3,242)	(5)
Accounts payable and accrued expenses	(1,194)	311
Other liabilities	(194)	(317)
Net cash provided by operating activities of discontinued operations	-	714
Net cash used in operating activities	(5,503)	(2,593)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(782)	(888)
Proceeds from sale of division	4,513	-
Net cash used in investing activities of discontinued operations	-	(17)
Net cash provided by (used in) investing activities	3,731	(905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock in connection with the exercise of stock options and
warrants	213	132
Repayments of obligations under capital lease	-	(29)
Net cash provided by financing activities	213	103

Net decrease in cash and cash equivalents	(1,559)	(3,395)
Effect of exchange rate changes on cash and cash equivalents	19	27
Cash and cash equivalents at the beginning of period	17,031	7,303

Cash and cash equivalents at end of period	$15,491	$3,935

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

2. Discontinued Operations

In February 2007, the sale price of U.S. Newswire was finalized and determined to be $22,577. The Company received additional cash proceeds in February 2007 totaling $4,427, of which $3,307 represented additional sale price received directly from the buyer, $1,000 represented the release of an escrow balance representing deferred purchase price at closing, and $120 represented an adjustment for additional working capital. In connection with finalizing the sale price, the Company recognized an additional pretax gain of approximately $4,513 on the sale of U.S. Newswire. Additionally, in May 2007, the Company received approximately $1,000 from the release of escrow funds that were held to cover post-closing contingencies. The remaining escrow balance of approximately $950 is expected to be released in the fourth quarter of 2007 subject to certain contingencies.

The additional gain on the sale and the results of operations of U. S. Newswire are presented as discontinued operations in the accompanying unaudited consolidated statements of operations as follows:

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006

Revenues	$-	$3,054	$-	$1,682

Income from operations before income taxes	$-	$1,337	$-	$758
Income tax expense	-	567	-	322
Income from operations	-	770	-	436

Gain on sale of division before income taxes	4,513	-	-	-
Income tax expense	1,895	-	-	-
Gain on sale of division	2,618	-	-	-

Income from discontinued operations	$2,618	$770	$-	$436

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

3. Earnings (Loss) per Share

Basic earnings (loss) per share of common stock is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. There were no reconciling items to net loss to arrive at loss available to common stockholders for the year-to-date and quarterly periods ended June 30, 2007 and 2006. Diluted earnings (loss) per share of common stock is computed by giving effect to all dilutive potential common shares. The number of shares used in the calculation of diluted earnings (loss) per share for the periods ended June 30, 2007 and 2006, excluded incremental shares related to stock options and warrants and incremental shares related to convertible debentures as follows:

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006

Shares related to stock options and warrants	396,468	176,874	276,638	215,525

Shares related to convertible debentures	1,099,904	1,234,567	1,074,074	1,234,567

All such incremental shares were excluded from the calculation of diluted earnings (loss) per share due to their antidilutive effect on income from continuing operations.

4. Long-term Debt and Warrants

In the first six months of 2007, convertible debentures with an aggregate face value of $650 were converted into 160,494 shares of the Company’s common stock. In addition, warrants to purchase 46,200 shares of the Company’s common stock were exercised, generating cash proceeds of $184.

5. Stock Options

The Company administers two stock option plans, one covering employees and other eligible participants (the “Employee Plan”) and one covering members of its board of directors (the “Directors’ Plan”). At the Company’s annual meeting of stockholders in June 2007, the Company’s stockholders approved increases of 600,000 shares and 150,000 shares to the number of shares of the Company’s common stock reserved under the Employee Plan and the Directors’ Plan, respectively. At June 30, 2007, 977,572 and 166,000 shares remained available for the issuance of stock options under the Employee Plan and the Directors’ Plan, respectively.

During the first six months of 2007, the Company granted 23,000 stock options under the Employee Plan, of which 10,000 stock options granted to employees vest ratably over a four-year period and 13,000 stock options granted to non-employee directors of a subsidiary vest ratably over a three-year period. During the first six months of 2007, the Company granted 24,000 stock options under the Directors’ Plan to non-employee directors, all of which become exercisable over a three-year period, with one-third vesting on each anniversary of the grant date.

The following weighted average assumptions were used in calculating the fair value of stock options granted under the Employee Plan and the Directors’ Plan during the six months ended June 30, 2007:

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Employee Plan	Directors’ Plan

Expected term	4.11	4.40
Expected volatility	.6197	.6032
Expected dividends	0%	0%
Risk-free interest rate	4.63%	4.63%

For the six months ended June 30, 2007 and 2006, the Company recognized $169 and $177, respectively, of compensation expense related to stock options. For the three months ended June 30, 2007 and 2006, the Company recognized $85 and $52, respectively, of compensation expense related to stock options. Such amounts were based on the fair value of the stock options at the grant date. The Company did not recognize any tax benefit related to the stock-based compensation expense incurred during the six and three months ended June 30, 2007 and 2006, respectively.

Information relating to activity in the Employee Plan for the six months ended June 30, 2007, is summarized in the following table. All stock option grants included in the following table had exercise prices equal to the market price on the grant date.

	Number of shares	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2007	788,190	$4.89
Options granted	23,000	$5.90	$3.06
Options exercised	(9,950)	$2.91		$ 25
Options forfeited and expired	(45,000)	$5.21

Options outstanding at June 30, 2007	756,240	$4.92		$611	7.25

Options exercisable at June 30, 2007	311,703	$5.49		$402	4.63

Information relating to activity in the Directors’ Plan for the six months ended June 30, 2007, is summarized in the following table. All stock option grants included in the following table had exercise prices equal to the market price on the grant date.

	Number of shares	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2007	224,600	$5.39
Options granted	24,000	$5.22	$2.74
Options forfeited and expired	(18,000)	$8.20

Options outstanding at June 30, 2007	230,600	$5.15		$221	6.34

Options exercisable at June 30, 2007	181,933	$5.38		$185	5.68

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Compensation expense related to non-vested stock options under both the Employee Plan and the Directors’ Plan that was not recognized as of June 30, 2007, totaled $866 and is expected to be recognized over a weighted average period of 2.8 years. During the six months ended June 30, 2007 and 2006, the Company received $29 and $132, respectively, from the exercise of stock options. The Company has a policy of issuing new shares of common stock upon the exercise of stock options.

6. Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. (“FIN”) 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, a two-step process is used to evaluate a tax position. The first step establishes a recognition criterion under which the tax position is recognized if it is more likely than not that it will be sustained upon examination. The second step establishes a measurement criterion under which the tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The Company had unrecognized tax positions of approximately $241 prior to the adoption of FIN 48, and no additional amounts were recorded in connection with the adoption of FIN 48. Additional unrecognized tax positions of approximately $67 were recorded in the first six months of 2007. In 2007, the Internal Revenue Service commenced an examination of the Company’s Federal income tax returns for the years ended December 31, 2004 and 2005.

7. Supplemental Cash Flow Information:

Cash paid for interest and income taxes during the six months ended June 30, 2007 and 2006, was as follows:

	2007	2006

Interest paid	$218	$246

Income taxes paid - net of refunds	$1,570	$-

Non-cash investing and financing activities for the six months ended June 30, 2007, consisted entirely of the conversion of $650 of convertible debentures into 160,494 shares of the Company’s common stock. There were no such non-cash investing and financing activities for the six months ended June 30, 2006.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

8. Segment Information

Segment information relating to the Company’s results of continuing operations was as follows:

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Revenues:

Media communications services	$14,708	$14,001	$7,500	$6,965
Digital video tracking	1,596	1,191	819	628

Total	$16,304	$15,192	$8,319	$7,593

Operating income (loss):

Media communications services	$(26)	$18	$(25)	$(16)
Digital video tracking	(1,934)	(1,649)	(936)	(797)

Total	(1,960)	(1,631)	(961)	(813)
Corporate and other business activities	(2,812)	(2,680)	(1,272)	(1,355)
Interest income (expense) - net	61	(266)	21	(142)

Loss from continuing operations before taxes	$(4,711)	$(4,577)	$(2,212)	$(2,310)

Segment information related to the Company’s assets was as follows:

	June 30, 2007	December 31, 2006
Total assets:

Media communications services	$12,604	$11,684
Digital video tracking	3,372	3,279
Corporate and other business activities	16,430	20,191

Total	$32,406	$35,154

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

Results of Operations

Six months ended June 30, 2007, compared to six months ended June 30, 2006

Revenues for the six months ended June 30, 2007, increased by $1,112, or 7.3%, as compared to the 2006 period. Revenues from media communications services in the first six months of 2007 increased by $707, or 5.0%, to $14,708. The increase in revenues was primarily the result of increased revenues from the Company’s operation in the United Kingdom of $1,002, or 31.6%, of which $328 resulted from a change in foreign currency exchange rates and $674 resulted from increased business, including $592 representing amounts recognized for re-billable expenses. The increase in the international business was partially offset by a decline in domestic media communications services revenues of $295, or 2.7%. Revenues from Teletrax™ digital video tracking services in the first six months of 2007 increased by $405, or 34.0%, to $1,596 due to an increase in the number of clients being served and additional services provided to existing clients. Revenues from Teletrax in the 2007 period include $19 for equipment sales.

Direct costs in the first six months of 2007 increased by $1,458, and as a percentage of revenue increased to 48.7% from 42.7% in the comparable 2006 period. Such increase was primarily the result of lower margin projects in the Company’s international media communications services business and an increase in the Teletrax infrastructure costs related to the recently completed expansion into full domestic market coverage.

Selling, general, and administrative (“SG&A”) expenses in the first six months of 2007 increased by $139 as compared to the 2006 period, but as a percentage of revenue decreased to 74.7% from 79.2%. SG&A expenses in the first six months of 2007 included $178 of transaction-specific compensation related to the sale of U.S. Newswire. SG&A expenses in the first six months of 2007 and 2006 included $169 and $177, respectively, of stock-based compensation expense related to stock options.

Exclusive of transaction-specific compensation, SG&A expenses in the first six months of 2007 decreased by $39 as compared to the 2006 period, and as a percent of revenue were 73.6%. SG&A expenses related to Teletrax increased in the first six months of 2007 by $372 as a result of additional personnel and marketing costs incurred. Non-Teletrax SG&A expenses decreased by $411 primarily as a result of cost reductions achieved in the domestic media communications services business, partially offset by an increase in personnel and marketing costs incurred in the international media communications services business.

The Company had an operating loss of $4,772 in the first six months of 2007 as compared to an operating loss of $4,311 in the comparable period in 2006. The operating losses in 2007 and 2006 included operating losses of $1,934 and $1,649, respectively, from the Company’s 76%-owned Teletrax subsidiaries. The Company’s results of operations included 100% of the losses from the Teletrax subsidiaries since the minority shareholder has no future funding obligations.

The Company had net interest income of $61 in the first six months of 2007, as compared to net interest expense of $266 in the 2006 period, due primarily to interest income earned on the proceeds of the sale of U.S. Newswire and lower interest expense resulting from the redemption of $650 of convertible debentures during the 2007 period.

The Company recognized additional gain on the sale of U.S. Newswire in the first six months of 2007 based on finalizing the sale price in February 2007. The results of operations for the first six months of 2007 include income from discontinued operations of $2,618 representing the gain on sale of U.S. Newswire, net of tax. Income from discontinued operations in the first six months of 2006 of $770 represented income from operations of U.S. Newswire.

Three months ended June 30, 2007, compared to three months ended June 30, 2006

Revenues for the three months ended June 30, 2007, increased by $726, or 9.6%, as compared to the 2006 period. Revenues from media communications services in the second quarter of 2007 increased by $535, or 7.7%, to $7,500. The increase in revenues was primarily the result of increased revenues from the Company’s operation in the United Kingdom of $605, or 38.1%, of which $130 resulted from a change in foreign currency exchange rates and $475 resulted from increased business, including $592 representing amounts recognized for re-billable expenses. The increase in the international business was partially offset by a decline in domestic media communications services revenues of $70, or 1.3%. Revenues from Teletrax™ digital video tracking services in the second quarter of 2007 increased by $191, or 30.4%, to $819 due to an increase in the number of clients being served and additional services provided to existing clients. Revenues from Teletrax in the 2007 period include $19 for equipment sales.

Direct costs in the second quarter of 2007 increased by $778, and as a percentage of revenue increased to 48.8% from 43.3% in the comparable 2006 quarter. Such increase was primarily the result of lower margin projects in the Company’s international media communications services business and an increase in the Teletrax infrastructure costs related to the recently completed expansion into full domestic market coverage.

SG&A expenses in the second quarter of 2007 increased by $40 as compared to the 2006 quarter, but as a percentage of revenue decreased to 72.5% from 78.9%. SG&A expenses in the second quarter of 2007 and 2006 included $85 and $52, respectively, of stock-based compensation expense related to stock options. SG&A expenses related to Teletrax increased in the second quarter of 2007 by $208 as a result of additional personnel and marketing costs incurred. Non-Teletrax SG&A expenses decreased by $168 primarily as a result of cost reductions achieved in the domestic media communications services business, partially offset by an increase in personnel and marketing costs incurred in the international media communications services business.

The Company had an operating loss of $2,233 in the second quarter of 2007 as compared to an operating loss of $2,168 in the comparable quarter in 2006. The operating losses in 2007 and 2006 included operating losses of $936 and $797, respectively, from the Company’s 76%-owned Teletrax subsidiaries.

The Company had net interest income of $21 in the second quarter of 2007, as compared to net interest expense of $142 in the 2006 quarter, due primarily to interest income earned on the proceeds of the sale of U.S. Newswire and lower interest expense resulting from the redemption of $650 of convertible debentures during the 2007 period.

The results of operations for the second quarter of 2006 include income from discontinued operations of $436 representing income from operations of U.S. Newswire.

Financial Condition

The Company continues to finance its operations and capital investment requirements from its existing cash reserves, which totaled $15,491 at June 30, 2007. Working capital in the first six months of 2007 decreased by $221 primarily as a result of the Company funding operating losses and capital investments during the period, partially offset by additional proceeds received from the sale of U. S. Newswire. The Company believes that its cash reserves will be sufficient to fund its cash needs through the end of 2007.

During the first six months of 2007, $650 of convertible debentures were converted into 160,494 shares of the Company’s common stock.

Cash flows from operating activities during the first six months of 2007 decreased by $2,910 as compared to the comparable period in 2006 due primarily to the payment of income taxes and the benefit for income taxes recognized in the 2007 period. During the first six months of 2007, the Company received net proceeds from the sale of U. S Newswire of $4,513 and proceeds from the exercise of stock options and warrants totaling $213. The Company invested $782 in new equipment and leasehold improvements primarily related to moving its operations in the United Kingdom.

The Company expects to spend approximately $1,750 over the course of the next twelve months for capital improvements primarily for modernization of its media communications services business, including the development of new service offerings, and for the upkeep of the Teletrax infrastructure and network. The Company intends to finance these expenditures with working capital.

There were no material changes to the Company’s contractual obligations during the first six months of 2007. The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The Company had convertible debentures with a face value of $4,350 ($3,821 net of unamortized discount) outstanding at June 30, 2007. The interest rate on these debentures is the higher of 7% or the 6-month LIBOR rate (as defined) plus 4.50%. At June 30, 2007, the interest rate on the convertible debentures was 9.87%. A change in interest rates of 1.0% would result in a change in the annual interest costs under the convertible debentures of $44 based on the face amount of outstanding borrowings at June 30, 2007.

The Company has two operations in the United Kingdom that result in foreign currency exposure to the British pound. As of and for the six months ended June 30, 2007, these operations aggregated approximately 15% of the Company’s current assets, approximately 29% of the Company’s current liabilities, and approximately 19% of the Company’s loss from continuing operations before income taxes. A fluctuation in the United States dollar to the British pound conversion rate would result in a change in the amount realized by the Company from the results of these operations and from the settlement of its monetary assets and liabilities denominated in British pounds.

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2007. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2007, that have materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of Medialink Worldwide Incorporated was held on June 7, 2007. The stockholders voted on the following matters.

1.	To elect the following four directors of the Company for terms expiring at the annual meeting of stockholders in the year indicated:

	Shares Voted For	Shares Withheld	Term Ending

Bruce E. Bishop	5,237,329	658,279	2010
John M. Greening	5,235,304	660,304	2010
Catherine Lugbauer	5,138,273	757,335	2010
Theodore Wm. Tashlik	5,131,066	764,542	2009

2.	To amend the Company’s Amended and Restated Stock Option Plan to increase by 600,000 the number of shares of the Company’s common stock reserved for issuance thereunder:

Shares Voted For	Shares Voted Against	Shares Withheld

1,822,733	1,125,006	1,288

3.	To amend the Company’s 1996 Directors Stock Option Plan to increase by 150,000 the number of shares of the Company’s common stock reserved for issuance thereunder:

Shares Voted For	Shares Voted Against	Shares Withheld

2,142,502	805,237	1,288

4.	To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

Shares Voted For	Shares Voted Against	Shares Withheld

5,875,655	14,504	5,449

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
Dated: August 14, 2007

	By:	/s/ Kenneth Torosian
Kenneth Torosian
Chief Financial Officer
(Principal Accounting Officer)
Dated: August 14, 2007

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