Form 10-Q
period 2007-09-30
MEDIALINK WORLDWIDE INC
filed 2007-11-14
CIK 812890

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

The number of shares of the issuer's common stock outstanding as of October 31, 2007, was 6,529,180.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of dollars, except share and per-share amounts)

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$12,937	$17,031
Accounts receivable, net of allowance for doubtful accounts of
$181 and $347	5,653	5,319
Inventory	458	602
Prepaid expenses	364	287
Prepaid and refundable taxes	701	701
Deferred income taxes	163	107
Escrow funds	969	1,927
Other current assets	70	78
Total current assets	21,315	26,052

Property and equipment - net	3,958	4,296
Goodwill	3,429	3,429
Deferred income taxes	383	725
Other assets	764	652

Total assets	$29,849	$35,154

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,003	$1,981
Accrued expenses and other current liabilities	4,743	6,396
Income taxes payable	90	1,927
Total current liabilities	6,836	10,304

Convertible debentures, net of unamortized discount of $476 and $727	3,874	4,273
Other long-term liabilities	889	1,049
Total liabilities	11,599	15,626

Commitments and contingencies

Stockholders' Equity:
Series A Preferred stock: $.01 par value, authorized 50,000 shares; none
issued and outstanding	-	-
Common stock: $.01 par value, authorized 15,000,000 shares; issued
6,525,630 shares in 2007 and 6,289,986 shares in 2006	65	63
Additional paid-in capital	28,398	27,327
Accumulated deficit	(9,665)	(7,225)
Accumulated other comprehensive loss	(205)	(294)
Common stock in treasury (at cost, 101,121 shares)	(343)	(343)
Total stockholders' equity	18,250	19,528

Total liabilities and stockholders' equity	$29,849	$35,154

See notes to unaudited consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share amounts)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$24,528	$22,404	$8,224	$7,212

Operating expenses:
Direct costs	11,675	9,680	3,731	3,194
Selling, general, and administrative expenses	18,335	18,915	6,158	6,877
Depreciation and amortization	1,431	1,470	476	491

Total operating expenses	31,441	30,065	10,365	10,562

Operating loss	(6,913)	(7,661)	(2,141)	(3,350)
Interest income (expense) - net	54	(416)	(7)	(150)

Loss from continuing operations before taxes	(6,859)	(8,077)	(2,148)	(3,500)
Income tax benefit	(1,814)	(3,111)	(568)	(2,544)

Loss from continuing operations	(5,045)	(4,966)	(1,580)	(956)
Income (loss) from discontinued operations, net of tax	2,605	5,353	(13)	4,583

Net income (loss)	$(2,440)	$387	$(1,593)	$3,627

Net income (loss)	$(2,440)	$387	$(1,593)	$3,627
Other comprehensive income	89	85	53	34

Comprehensive income (loss)	$(2,351)	$472	$(1,540)	$3,661

Basic and diluted income (loss) per common share:
Loss from continuing operations	$(0.79)	$(0.82)	$(0.25)	$(0.16)
Income (loss) from discontinued operations	0.41	0.88	(0.00)	0.75

Net income (loss)	$(0.38)	$0.06	$(0.25)	$0.59

Weighted average number of common shares:
Basic and diluted	6,380	6,096	6,415	6,102

See notes to unaudited consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of dollars)

	For the nine months ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,440)	$387
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,431	1,470
Deferred income taxes	589	(1,509)
Income from discontinued operations	(2,605)	(5,353)
Other	524	697
Changes in operating assets and liabilities, net of effects of dispositions:
Accounts receivable	(225)	(109)
Prepaid expenses and other assets	863	(2,206)
Prepaid and refundable taxes and income taxes payable	(4,035)	262
Accounts payable and accrued expenses	(1,673)	807
Other liabilities	(263)	(367)
Net cash used in operating activities of discontinued operations	-	942
Net cash used in operating activities	(7,834)	(4,979)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,078)	(1,354)
Proceeds from sale of division	4,513	17,702
Net cash used in investing activities of discontinued operations	-	(24)
Net cash provided by investing activities	3,435	16,324

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock in connection
with the exercise of stock options and warrants	266	143
Repayments of obligations under capital lease	-	(30)
Net cash provided by financing activities	266	113

Net increase (decrease) in cash and cash equivalents	(4,133)	11,458
Effect of exchange rate changes on cash and cash equivalents	39	43
Cash and cash equivalents at the beginning of period	17,031	7,303

Cash and cash equivalents at end of period	$12,937	$18,804

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

In September 2006, the Company sold the assets of U.S. Newswire, its wire distribution and photography services division. The accompanying unaudited consolidated financial statements reflect U.S. Newswire as a discontinued operation in all periods presented. In addition, certain prior period amounts have been reclassified to conform to the current period presentation.

2. Discontinued Operations

In February 2007, the sale price of U.S. Newswire was finalized and determined to be $22,577. The Company received additional cash proceeds in February 2007 totaling $4,427, of which $3,307 represented additional sale price received directly from the buyer, $1,000 represented the release of an escrow balance representing deferred purchase price at closing, and $120 represented an adjustment for additional working capital. In connection with finalizing the sale price, the Company recognized an additional pretax gain of approximately $4,513 on the sale of U.S. Newswire. Additionally, in May 2007, the Company received approximately $1,000 from the release of escrow funds that were held to cover post-closing contingencies. The remaining escrow balance of $973 was received in October 2007.

The additional gain on the sale and the results of operations of U.S. Newswire are presented as discontinued operations in the accompanying unaudited consolidated statements of operations as follows:

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006

Revenues	$-	$4,457	$-	$1,403

Income (loss) from operations before income taxes	$(22)	$1,728	$(22)	$391
Income tax expense (benefit)	(9)	734	(9)	167
Income (loss) from operations	(13)	994	(13)	224

Gain on sale of division before income taxes	4,513	7,515	-	7,515
Income tax expense	1,895	3,156	-	3,156
Gain on sale of division	2,618	4,359	-	4,359

Income (loss) from discontinued operations	$2,605	$5,353	$(13)	$4,583

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

3. Earnings (Loss) per Share

Basic earnings (loss) per share of common stock is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. There were no reconciling items to net income (loss) to arrive at income (loss) available to common stockholders for the year-to-date and quarterly periods ended September 30, 2007 and 2006. Diluted earnings (loss) per share of common stock is computed by giving effect to all dilutive potential common shares. The number of shares used in the calculation of diluted earnings (loss) per share for the periods ended September 30, 2007 and 2006, excluded incremental shares related to stock options and warrants and incremental shares related to convertible debentures as follows:

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006

Shares related to stock options and warrants	324,849	115,719	181,612	66,560

Shares related to convertible debentures	1,091,294	1,234,567	1,074,074	1,234,567

All such incremental shares were excluded from the calculation of diluted earnings (loss) per share due to their antidilutive effect on income from continuing operations.

4. Long-term Debt and Warrants

In the first nine months of 2007, convertible debentures with an aggregate face value of $650 were converted into 160,494 shares of the Company’s common stock. In addition, warrants to purchase 46,200 shares of the Company’s common stock were exercised, generating cash proceeds of $184.

5. Stock Options

The Company administers two stock option plans, one covering employees and other eligible participants (the “Employee Plan”) and one covering members of its board of directors (the “Directors’ Plan”). At the Company’s annual meeting of stockholders in June 2007, the Company’s stockholders approved increases of 600,000 shares and 150,000 shares to the number of shares of the Company’s common stock reserved under the Employee Plan and the Directors’ Plan, respectively. At September 30, 2007, 960,472 and 156,000 shares remained available for the issuance of stock options under the Employee Plan and the Directors’ Plan, respectively.

During the first nine months of 2007, the Company granted 58,000 stock options under the Employee Plan, of which 25,000 stock options granted to employees vest ratably over a four-year period, 20,000 stock options granted to an employee vested 20% on the grant date and ratably over a four-year period thereafter, and 13,000 stock options granted to non-employee directors of a subsidiary vest ratably over a three-year period. During the first nine months of 2007, the Company granted 34,000 stock options under the Directors’ Plan to non-employee directors, all of which become exercisable over a three-year period, with one-third vesting on each anniversary of the grant date.

The following weighted average assumptions were used in calculating the fair value of stock options granted under the Employee Plan and the Directors’ Plan during the nine months ended September 30, 2007:

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Employee Plan	Directors’ Plan

Expected term	3.91	4.23
Expected volatility	.6024	.5969
Expected dividends	0%	0%
Risk-free interest rate	4.50%	4.48%

For the nine months ended September 30, 2007 and 2006, the Company recognized $267 and $241, respectively, of compensation expense related to stock options. For the three months ended September 30, 2007 and 2006, the Company recognized $98 and $64, respectively, of compensation expense related to stock options. Such amounts were based on the fair value of the stock options at the grant date. The Company did not recognize any tax benefit related to the stock-based compensation expense incurred during the nine and three months ended September 30, 2007 and 2006, respectively.

Information relating to activity in the Employee Plan for the nine months ended September 30, 2007, is summarized in the following table. All stock option grants included in the following table had exercise prices equal to the market price on the grant date.

	Number of shares	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2007	788,190	$4.89
Options granted	58,000	$4.88	$2.43
Options exercised	(28,950)	$2.85		$51
Options forfeited and expired	(62,900)	$5.02

Options outstanding at September 30, 2007	754,340	$4.95		$447	7.13

Options exercisable at September 30, 2007	319,223	$5.44		$333	4.61

Information relating to activity in the Directors’ Plan for the nine months ended September 30, 2007, is summarized in the following table. All stock option grants included in the following table had exercise prices equal to the market price on the grant date.

	Number of shares	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2007	224,600	$5.39
Options granted	34,000	$4.92	$2.52
Options forfeited and expired	(18,000)	$8.20

Options outstanding at September 30, 2007	240,600	$5.11		$164	6.25

Options exercisable at September 30, 2007	181,933	$5.38		$134	5.42

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Compensation expense related to non-vested stock options under both the Employee Plan and the Directors’ Plan that was not recognized as of September 30, 2007, totaled $874 and is expected to be recognized over a weighted average period of 2.7 years. During the nine months ended September 30, 2007 and 2006, the Company received $82 and $143, respectively, from the exercise of stock options. The Company has a policy of issuing new shares of common stock upon the exercise of stock options.

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

The Company had unrecognized tax positions of approximately $241 prior to the adoption of FIN 48, and no additional amounts were recorded in connection with the adoption of FIN 48. Additional unrecognized tax positions of approximately $96 were recorded in the first nine months of 2007. In 2007, the Internal Revenue Service commenced an examination of the Company’s Federal income tax returns for the years ended December 31, 2004 and 2005.

7. Supplemental Cash Flow Information:

Cash paid for interest and income taxes during the nine months ended September 30, 2007 and 2006, was as follows:

	2007	2006

Interest paid	$327	$372

Income taxes paid (refunded) - net	$1,592	$(252)

Non-cash investing and financing activities for the nine months ended September 30, 2007, consisted entirely of the conversion of $650 of convertible debentures into 160,494 shares of the Company’s common stock. There were no such non-cash investing and financing activities for the nine months ended September 30, 2006.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

8. Segment Information

Segment information relating to the Company’s results of continuing operations was as follows:

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
Revenues:
Media communications services	$21,987	$20,494	$7,279	$6,493
Digital video tracking services	2,541	1,910	945	719

Total	$24,528	$22,404	$8,224	$7,212

Operating income (loss):
Media communications services	$58	$(240)	$84	$(258)
Digital video tracking services	(2,855)	(2,585)	(921)	(936)

Total	(2,797)	(2,825)	(837)	(1,194)
Corporate and other business activities	(4,116)	(4,836)	(1,304)	(2,156)
Interest income (expense) - net	54	(416)	(7)	(150)

Loss from continuing operations before taxes	$(6,859)	$(8,077)	$(2,148)	$(3,500)

Segment information related to the Company’s assets was as follows:

	September 30,	December 31,
	2007	2006
Total assets:
Media communications services	$12,367	$11,684
Digital video tracking services	2,943	3,279
Corporate and other business activities	14,539	20,191

Total	$29,849	$35,154

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

Results of Operations

Nine months ended September 30, 2007, compared to nine months ended September 30, 2006

Revenues for the nine months ended September 30, 2007, increased by $2,124, or 9.5%, as compared to the 2006 period. Revenues from media communications services in the first nine months of 2007 increased by $1,493, or 7.3%, to $21,987. The increase in revenues was primarily the result of increased revenues from the Company’s operation in the United Kingdom of $1,756, or 36.0%, of which $457 resulted from a change in foreign currency exchange rates and $1,299 resulted from increased business, including $738 representing amounts recognized for re-billable expenses. The increase in the international business was partially offset by a decline in domestic media communications services revenues of $263, or 1.7%. Domestic media communications services revenues in the 2007 period included $631 of service revenues recognized under a minimum commitment arrangement for which no services were provided. This arrangement relates to a services agreement that was entered into in connection with the sale of U.S. Newswire and contains minimum commitments of $750, $600, and $500 for the fiscal years ended September 30, 2007, 2008, and 2009, respectively. Revenues from Teletrax® digital video tracking services in the first nine months of 2007 increased by $631, or 33.0%, to $2,541 due to an increase in the number of clients being served and additional services provided to existing clients. Revenues from Teletrax® services in the 2007 and 2006 periods included $19 and $31, respectively, for equipment sales.

Direct costs in the first nine months of 2007 increased by $1,995, and as a percentage of revenue increased to 47.6% from 43.2% in the comparable 2006 period. Such increase was primarily the result of lower margin projects in the Company’s international media communications services business, partially offset by no direct costs incurred on $631 of revenues recognized in the period related to a minimum commitment arrangement for which no services were provided.

Selling, general, and administrative (“SG&A”) expenses in the first nine months of 2007 decreased by $580 as compared to the 2006 period, and as a percentage of revenue decreased to 74.8% from 84.4%. SG&A expenses in the first nine months of 2007 and 2006 included $178 and $1,186, respectively, of transaction-specific compensation related to the sale of U.S. Newswire. SG&A expenses in the first nine months of 2006 also included $219 of severance charges related to certain staff reductions during the year.

Exclusive of transaction-specific compensation and severance, SG&A expenses in the first nine months of 2007 increased by $647 as compared to the 2006 period, but as a percent of revenue decreased to 74.0% in 2007 from 78.2% in the 2006 period. SG&A expenses related to Teletrax® services increased in the first nine months of 2007 by $489 as a result of additional personnel and marketing costs incurred, partially offset by a charge incurred in the 2006 period for the settlement of amounts owed by a reseller of the services for less than the carrying value with no corresponding charge incurred in the 2007 period. Non-Teletrax® SG&A expenses increased by $158 primarily as a result of an increase in personnel and marketing costs incurred in the international media communications services business, additional occupancy costs incurred in the 2007 period due to property tax increases and a one-time rent credit received in the 2006 period with no corresponding credit in the 2007 period, and consulting costs incurred related to Sarbanes-Oxley compliance, partially offset by cost reductions achieved in the domestic media communications services business.

The Company had an operating loss of $6,913 in the first nine months of 2007 as compared to an operating loss of $7,661 in the comparable period in 2006. The operating losses in 2007 and 2006 included operating losses of $2,855 and $2,585, respectively, from the Company’s 76%-owned Teletrax® subsidiaries. The Company’s results of operations included 100% of the losses from the Teletrax® subsidiaries since the minority shareholder has no future funding obligations.

The Company had net interest income of $54 in the first nine months of 2007, as compared to net interest expense of $416 in the 2006 period. The increase in net interest income was due primarily to interest income earned on the proceeds of the sale of U.S. Newswire and lower interest expense resulting from the redemption of $650 of convertible debentures during the 2007 period.

The Company recognized additional gain on the sale of U.S. Newswire in the first nine months of 2007 based on finalizing the sale price in February 2007. The results of operations for the first nine months of 2007 included income from discontinued operations of $2,605 primarily representing the additional gain on sale of U.S. Newswire, net of tax. Income from discontinued operations in the first nine months of 2006 of $5,353 represented income from operations of U.S. Newswire of $994 and a gain on sale, net of tax, of $4,359.

Three months ended September 30, 2007, compared to three months ended September 30, 2006

Revenues for the three months ended September 30, 2007, increased by $1,012, or 14.0%, as compared to the 2006 period. Revenues from media communications services in the third quarter of 2007 increased by $786, or 12.1%, to $7,279. The increase in revenues was primarily the result of increased revenues from the Company’s operation in the United Kingdom of $754, or 44.1%, of which $131 resulted from a change in foreign currency exchange rates and $623 resulted from increased business, including $146 representing amounts recognized for re-billable expenses. Revenues in the domestic media communications services business increased by $32, or 0.7%. Domestic media communications services revenues in the 2007 period included $631 of service revenues recognized under the minimum commitment arrangement entered into in connection with the sale of U.S. Newswire for which no services were provided. Revenues from Teletrax® digital video tracking services in the third quarter of 2007 increased by $226, or 31.4%, to $945 due to an increase in the number of clients being served and additional services provided to existing clients. Revenues from Teletrax® services in the 2006 quarter included $31 for equipment sales.

Direct costs in the third quarter of 2007 increased by $537, and as a percentage of revenue increased to 45.4% from 44.3% in the comparable 2006 quarter. Such increase was primarily the result of lower margin projects in the Company’s international media communications services business, partially offset by no direct costs incurred on $631 of revenues recognized in the period related to a minimum commitment arrangement for which no services were provided.

SG&A expenses in the third quarter of 2007 decreased by $719 as compared to the 2006 quarter and as a percentage of revenue decreased to 74.9% from 95.4%. SG&A expenses in the third quarter of 2006 included $1,186 of transaction-specific compensation related to the sale of U.S. Newswire and $49 of severance charges related to certain staff reductions during the period.

Exclusive of the transaction-specific compensation and severance in the 2006 period, SG&A expenses in the third quarter of 2007 increased by $516 as compared to the 2006 period, but as a percent of revenue decreased to 74.9% in 2007 from 78.2% in the 2006 period. SG&A expenses related to Teletrax® services increased in the third quarter of 2007 by $117 primarily as a result of additional personnel costs incurred during the current quarter, partially offset by a charge incurred in the 2006 quarter for the settlement of amounts owed by a reseller of the services for less than the carrying value with no corresponding charge incurred in the 2007 quarter. Non-Teletrax® SG&A expenses increased by $399 primarily as a result of an increase in personnel and marketing costs incurred in the international media communications services business, additional occupancy costs incurred in the 2007 quarter due to property tax increases and a one-time rent credit received in the 2006 quarter with no corresponding credit in the 2007 period, and consulting costs incurred related to Sarbanes-Oxley compliance, partially offset by cost reductions achieved in the domestic media communications services business.

The Company had an operating loss of $2,141 in the third quarter of 2007 as compared to an operating loss of $3,350 in the comparable quarter in 2006. The operating losses in 2007 and 2006 included operating losses of $921 and $936, respectively, from the Company’s 76%-owned Teletrax® subsidiaries.

The Company had net interest expense of $7 in the third quarter of 2007, as compared to net interest expense of $150 in the 2006 quarter. The decrease in net interest expense was due primarily to interest income earned on the proceeds of the sale of U.S. Newswire and lower interest expense resulting from the redemption of $650 of convertible debentures during the 2007 period.

The results of operations for the third quarter of 2007 included an after tax loss from discontinued operations of $13 representing an adjustment to the charge related to certain exit activities completed as part of the sale of U.S. Newswire. Income from discontinued operations in the third quarter of 2006 of $4,583 represented income from operations of U.S. Newswire of $224 and a gain on sale, net of tax, of $4,359.

Financial Condition

The Company continues to finance its operations and capital investment requirements from its existing cash reserves, which totaled $12,937 at September 30, 2007. Working capital in the first nine months of 2007 decreased by $1,269 primarily as a result of the Company funding operating losses and capital investments during the period, partially offset by additional proceeds received from the sale of U.S. Newswire. The Company believes that its cash reserves will be sufficient to fund its cash needs through the end of 2008.

During the first nine months of 2007, $650 of convertible debentures were converted into 160,494 shares of the Company’s common stock.

Cash flows from operating activities during the first nine months of 2007 decreased by $2,855 as compared to the comparable period in 2006 due primarily to the payment of income taxes and the benefit for income taxes recognized in the 2007 period. During the first nine months of 2007, the Company received net proceeds from the sale of U.S. Newswire of $4,513 and proceeds from the exercise of stock options and warrants totaling $266. The Company invested $1,078 in new equipment and leasehold improvements primarily related to moving its operations in the United Kingdom.

The Company expects to spend approximately $1,350 over the course of the next twelve months for capital improvements primarily for modernization of its media communications services business, including the development of new service offerings, and for the upkeep of the Teletrax® infrastructure and network. The Company intends to finance these expenditures with working capital.

There were no material changes to the Company’s contractual obligations during the first nine months of 2007. The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The Company had convertible debentures with a face value of $4,350 ($3,874 net of unamortized discount) outstanding at September 30, 2007. The interest rate on these debentures is the higher of 7% or the 6-month LIBOR rate (as defined) plus 4.50%. At September 30, 2007, the interest rate on the convertible debentures was 9.61%. A change in interest rates of 1.0% would result in a change in the annual interest costs under the convertible debentures of $44 based on the face amount of outstanding borrowings at September 30, 2007.

The Company has two operations in the United Kingdom that result in foreign currency exposure to the British pound. As of and for the nine months ended September 30, 2007, these operations aggregated approximately 15% of the Company’s current assets, approximately 31% of the Company’s current liabilities, and approximately 17% of the Company’s loss from continuing operations before income taxes. A fluctuation in the United States dollar to the British pound conversion rate would result in a change in the amount realized by the Company from the results of these operations and from the settlement of its monetary assets and liabilities denominated in British pounds.

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2007. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2007, that have materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The following risk factor supplements the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Watermarking Client Content - As part of providing our Teletrax® digital video tracking services, a hardware or software embedder is placed in the production or distribution chain of the client’s content. We may be subject to third-party claims if the process of embedding a watermark on the client material or the watermark itself render the content unsuitable for broadcast. Such third-party claims for certain higher-value content could have a material adverse effect on our business, operating results, and financial condition.

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
Dated: November 14, 2007

By:	/s/ Kenneth Torosian
Kenneth Torosian
Chief Financial Officer
(Principal Accounting Officer)
Dated: November 14, 2007

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

3.2
Amended and Restated By-Laws of Medialink Worldwide Incorporated dated November 8, 2007 (Incorporated by reference to Exhibit No. 3.2 of Registrant’s Current Report on Form 8-K filed on November 13, 2007).

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