Form 10-K
period 2007-12-31
MEDIALINK WORLDWIDE INC
filed 2008-03-31
CIK 812890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates based on the closing market price on June 30, 2007, was $28,852,982.

The number of shares of the registrant’s common stock outstanding as of February 29, 2008, was 6,428,059 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2008 Definitive Proxy Statement to be filed with the Securities and Exchange Commission are incorporated by reference into Part III hereof.

TABLE OF CONTENTS

Item		Page
	PART I
1	Business	2
1A	Risk Factors	6
1B	Unresolved Staff Comments	8
2	Properties	8
3	Legal Proceedings	8
4	Submission of Matters to a Vote of Security Holders	8
	Executive Officers of the Company	9

	PART II
5	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10
6	Selected Financial Data	10
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
7A	Quantitative and Qualitative Disclosures About Market Risk	15
8	Financial Statements and Supplementary Data	15
9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	15
9A(T)	Controls and Procedures	15
9B	Other Information	16

	PART III
10	Directors, Executive Officers and Corporate Governance	17
11	Executive Compensation	17
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	17
13	Certain Relationships and Related Transactions, and Director Independence	17
14	Principal Accountant Fees and Services	17

	PART IV
15	Exhibits, Financial Statement Schedules	18
	Signatures	19

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

Item 1. Business.

General

Medialink Worldwide Incorporated and its subsidiaries (the “Company”, “Medialink”, “we”, “us”, “our”) is a leading global provider of media communications services to corporations and other organizations. Through our media communications operations in the United States and the United Kingdom, we provide news and marketing media strategies and solutions that enable our clients to inform and educate their audiences through various media, including television, radio, and the Internet.

Through our Teletrax subsidiaries we provide digital video tracking services to video content providers, such as entertainment companies, news organizations, television syndicators, direct-response marketing companies, and sports organizations. The Teletrax® service provides broadcast television intelligence that enables our clients to monitor broadcast usage of their content on a worldwide basis.

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

Segment Information

See Note 20 to Medialink’s consolidated financial statements for financial information about segments.

Services

Media Communications Services. Our media communications services offer a range of video and audio consultation, production, electronic storage, distribution, and monitoring services. Our video and audio offerings include video news releases, “b-roll” packages, short-form promotional videos, live event broadcasts, and audio news releases that we deliver to traditional broadcast and Internet outlets. Our clients can choose individual service offerings on a stand-alone basis or a suite of our service offerings and distribution channels to better reach their intended audience. We provide our clients with consultative guidance to assist them in identifying potential interest in their message, and offer our clients all aspects of production services, including scripting, recording, editing, and narration. Through Mediaseed™, our Web-based content management platform that we launched in September 2007, we also offer our clients a subscription-based electronic storage, management, delivery, and retrieval solution for their video, audio, and other content.

We distribute our clients’ content to appropriate broadcast television and radio stations through our comprehensive distribution platform and to on-line media outlets worldwide. In addition, we deliver branded client content in multiple formats directly to consumers and other specific and general audiences via the Internet. Our wide range of standard and customized services enables our clients to build public recognition, highlight the launch of new products, explain or respond to crisis situations, and meet their other communications objectives. We monitor and analyze the extent to which content is aired through the use of several distinct services, used either independently or in combination. The services we use to monitor broadcasts include our Teletrax® digital video tracking service and other monitoring services provided by third-party vendors. This monitoring and analysis provides valuable feedback to our clients about the size and type of audience that was reached, and the context in which the video was aired.

Video news releases are video productions ranging in length from 90 seconds to several minutes that are written and produced to communicate a client’s public relations, public affairs, or corporate message, and are analogous to a printed press release, transforming the printed word into the sound and pictures that television newsrooms can use in news programming at their discretion. Video news releases have been produced and distributed to television stations for decades and are used to display new products or services, demonstrate scientific or technological breakthroughs, and generally offer broadcasters content that they may otherwise not be able to obtain on their own, such as motion picture trailers, wind-tunnel testing of automobiles, or NASA space launches. Produced in broadcast news style, video news releases relay the client’s news directly to television news decision makers who may use the video and audio material either in full or edited form, just as print media utilize traditional press releases. Television station journalists decide whether and how to use video news releases to illustrate or explain products, services, or issues of interest to their viewers. While the production and distribution of video news releases are paid for by our client, neither the client nor Medialink pays any fee for the broadcast of video news releases. The video news releases are considered “earned media” since the broadcaster is not paid and they are broadcast during regular program times solely at the discretion of the media outlet.

The “b-roll” material is video that does not contain a narrated audio track, providing broadcasters with the ability to choose select portions of the video and provide their own editorial context. The “b-roll” material may be supplementary and back-up material that is distributed in conjunction with a video news release or it may be video that is produced without a corresponding video news release and is provided to broadcasters on a stand-alone basis.

We also provide our clients, through our “In the Know” segments and other narrative marketing offerings, traditional branded advertising for their content by directly purchasing commercial airtime from broadcasters. These narrative marketing segments, which are standard 30- or 60-second commercials that are produced more quickly and inexpensively than traditional advertisements, are intended to inform and educate the audience rather than sell products or services. We provide our narrative marketing offerings as a stand-alone solution for clients as well as an adjunct to our traditional earned media offering. We also produce short-form promotional videos that clients use for internal and external presentations, the production of which is similar to that of video news releases, and present them on Internet websites, video kiosks, and other non-broadcast platforms.

Our service offerings for live event broadcasts include satellite media tours, radio media tours, video and audio conferences, webcasts, and special events broadcasts. Satellite media tours consist of a sequence of one-on-one satellite interviews with a series of television reporters across the country or around the world. Satellite media tours typically allow an author, performer, executive, or other spokesperson to bring attention to an issue or to promote an upcoming event, product, movie, or book release. Satellite media tours generally are conducted from a studio but can originate from remote locations and may be aired live by the television station or recorded for a later airing. Radio media tours are similar to satellite media tours, but are provided to radio stations. Both satellite media tours and radio media tours are fully interactive with traditional broadcast or Internet journalists, who ask their own questions of the guests, and are effectively no different than traditional in-studio appearances, except that they do not require the guests to travel from city to city.

Audio news releases are similar to video news releases, but are made available to radio stations and audio-based websites. Audio news releases may be broadcast by radio stations based on the stations’ internal editorial decisions or through traditional advertising means by the direct purchase of commercial airtime.

Mediaseed™ offers our clients an Internet-based platform for managing all of their video, audio, still picture, and print content regardless of its format and origination. Mediaseed™ allows clients to collaborate with their colleagues, provide archive access to traditional broadcast and Internet media interested in the client’s content, and easily post their content on their own or other third-party websites. Through the use of custom designed digital newsrooms, Mediaseed™ enables clients to post video and other rich media, select media distribution options, and expedite delivery of content worldwide to professional journalists and publishers.

We distribute our clients’ content to the various media outlets with full disclosure as to its source. All video news releases and b-roll material clearly identify Medialink as the source of the material and are delivered with “slates” or other labeling at the beginning of the video providing the name of the client, certain technical information, and editorial contact information so that station personnel may request additional information or clarification. Audio news releases identify Medialink as the source of the material and indicate the name of the client. Satellite media tours and radio media tours are delivered to broadcasters with the identity of the source or entity sponsoring the media tour. All video content distributed through Mediaseed™ is clearly identified as being provided by Medialink, and includes the name of our client and in many instances includes the client’s website information so viewers can seek additional information.

We rely on our long-standing distribution alliances and our relationships with major news organizations for distributing our media communications services products to newsroom decision makers. We distribute video news releases via satellite transmission, which makes the material available to newsrooms for retrieval and use. We also distribute our clients’ video through a digital distribution system that is used for distribution directly to affiliates of national networks, including ABC and CNN. We also notify television newsrooms of the availability of client content through e-mails and direct telephone calls made by our trained personnel.

Using Mediaseed™, we distribute client video in multiple formats through multiple on-line distribution channels. We distribute client material on-line by posting video and audio podcasts on the Internet through Yahoo!, Google, and a wide range of other websites, and we have entered into arrangements with various Internet distribution platforms to provide for the placement of client material on an even greater array of news, general information, and interest-specific sites. We have also developed a proprietary distribution platform for the advance notification and delivery of multi-media content to on-line newsrooms. This proprietary distribution platform, which leverages off of Mediaseed™, provides for the distribution of broadcast quality video to newsrooms and journalists by syndicating our clients’ content via RSS feeds and by delivery to the websites of television news stations.

For international distribution, we primarily use the services of the Associated Press, which for international markets provides both the notification of the availability of client content as well as the infrastructure through which such content is distributed.

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

Digital Video Tracking Services. We provide our Teletrax® digital video tracking services through our majority-owned subsidiaries, TTX (US) LLC and TTX Limited. Under agreements with Royal Philips Electronics (“Philips”), which owns 24% of each of the Teletrax subsidiaries, we license the underlying technology used for the Teletrax® service in exchange for a royalty fee equal to 20% of service revenues. In addition, all of the embedding and detection equipment used in connection with the Teletrax® service is manufactured by Philips, the sole manufacturer from which such equipment can be purchased. The Teletrax® service is provided to entertainment companies, news organizations, television syndicators, direct-response marketing companies, and sports organizations. The Teletrax® service enables owners of video content to embed an imperceptible and indelible digital watermark into their material whenever it is edited, transmitted, or duplicated. A global network of detectors then captures every broadcast incident of the embedded video whether via satellite, cable, or terrestrially and generates tracking reports for the original content owners. Reports of individual broadcast airings are delivered online in near real time to each client’s custom-designed portal or in data file transfers. Each client’s broadcast activity is updated dynamically throughout the day, enabling clients to respond immediately to reported results such as changes in end-user preferences or detections of unauthorized use.

We have expanded the Teletrax® network of detectors to monitor the television broadcasts of nearly 1,500 channels worldwide, including full-market coverage of the top 210 domestic markets. The international network monitors approximately 200 additional channels, broadcast from nearly 50 nations, and is comprised of 12 monitoring stations in North America, Europe, Asia, Australia, the Middle East, and South America.

Clients

Our media communications services’ client base encompasses more than 500 clients in a wide variety of enterprises and organizations, including automobile manufacturers, pharmaceutical companies, consumer goods companies, entertainment companies, and the public relations firms that represent the various entities. No single media communications services client accounted for more than 10% of our consolidated revenues for the years ended December 31, 2007 and 2006. For the years ended December 31, 2007 and 2006, the five largest media communications services clients accounted for approximately 20.4% and 18.1%, respectively, of the segment’s revenues and the fifty largest media communications services clients accounted for approximately 61.1% and 59.3%, respectively, of the segment’s revenues. A significant reduction in business from any of the segment’s clients would not have a material adverse effect on the segment or on Medialink. We have contracts with certain clients for media communications services, but in most instances there is no contractual arrangement that would prevent clients from selecting other means to perform some or all of their work.

Our Teletrax® digital video tracking services client base primarily consists of entertainment companies, news organizations, television syndicators, direct-response marketing companies, and sports organizations. The segment had a total of 53 non-affiliated clients as of December 31, 2007. For the years ended December 31, 2007 and 2006, the five largest digital video tracking services clients accounted for approximately 47.2% and 56.7%, respectively, of the segment’s revenues. A significant reduction in business from one of the five largest clients would have a material adverse effect on the segment but would not have such an effect on Medialink. Clients in the digital video tracking services segment are generally under contract for a period of at least one year, and in many instances are under contract for periods up to three years.

Sales and Marketing

We rely primarily on an internal sales force and support staff of 36 employees to sell and market our media communications services. Because they have conducted business together over several years the members of our internal sales force have established strong working relationships with certain of their clients. These strong client relationships enable us to obtain repeat business over a long-term period in the absence of any contractual arrangement with our clients. However, because of these strong client relationships, the loss of any single member of our internal sales force could result in a decline in revenues if clients choose to move their business to another provider.

We rely on a separate internal sales force of seven employees to sell and market our Teletrax® digital video tracking services. We also rely on an outside agent to assist in the sale and marketing of our Teletrax® services to sports leagues. Since primarily all clients in the digital video tracking services segment are under contract, the loss of any member of the internal sales force should not result in a significant decline in revenues.

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

Digital Video Tracking Services. We have competitors for our digital video tracking services, although such competitors rely on different technologies with different levels of reliability and integrity and none compete on a worldwide basis. We believe that our Teletrax® service, which embeds an imperceptible watermark in the video that cannot be stripped or altered, provides greater reliability and integrity than our competitors’ offerings, which rely on such means as embedding a marker in an audio track or other technologies under which the marker can be removed either intentionally or unintentionally. We compete for digital video tracking services based on the reliability of the Teletrax® service, the scale and breadth of our monitoring network, and our clients’ ability to achieve a return on their investment based on this reliability and the domestic and international reach of our network.

Employees

We had 123 employees as of December 31, 2007. In addition, we engage independent contractors and freelancers to supplement our work force during peak periods and on a project-by-project basis. We had no employees who were covered by a collective bargaining agreement. We believe that our relationships with our employees are satisfactory.

Geographic Information

See Note 20 to Medialink’s consolidated financial statements for financial information about geographic regions.

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

Receptiveness of the Media to Our Services; Changes in Our Marketplace - We are a leading provider of creative production and distribution services to corporations and other organizations seeking to communicate with the public through the news media. If the marketplace for our services should change or if the news media, as a result of recent events or a perceived reduction in the value of our services or otherwise, should not be as receptive to our services or should decide to reduce or eliminate its use of the content that we distribute, there would be a material adverse effect on our business, operating results, and financial condition.

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

Federal Communications Commission Actions - We provide broadcasters, free of charge, with our clients’ video content, which contains full identification as to the client or ultimate provider of the video content. Our narrative marketing offerings are clearly branded and labeled within the video content itself. Broadcasters that choose to air video content in its original or edited form may do so with the labeling or attribution that we provide or they may air the video content with either no labeling or attribution or with their own labeling and attribution. Actions that the Federal Communications Commission (“FCC”) may take with regard to broadcasters could have the effect of reducing the number of broadcasters that air our clients’ material. Such possible FCC actions include rule enforcement and the promulgation of new rules and regulations requiring broadcasters to include labeling and attribution in the aired content.

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

Teletrax - Our Teletrax® service relies on technology that we license from Royal Philips Electronics ("Philips") under a long-term agreement.  In addition, all of the embedding and detection equipment used in connection with the Teletrax® service is manufactured by Philips, the sole manufacturer from which such equipment can be purchased.  We also rely upon Philips for further enhancements and advances in the technology underlying our Teletrax® services.  If any of our arrangements with Philips were to be terminated for any reason, we might not be able to provide the Teletrax® service.  This would result in our no longer being able to operate the digital tracking services segment and may result in third-party claims as a result of our breaching our agreements with our clients.  This would have a material adverse effect on our business, operating results, and financial condition.

Watermarking Client Content - As part of providing our Teletrax® digital video tracking services, a hardware or software embedder is placed in the production or distribution chain of the client’s content. We may be subject to third-party claims if the process of embedding a watermark on the client material or the watermark itself renders the content unsuitable for broadcast. Such third-party claims for certain higher-value content could have a material adverse effect on our business, operating results, and financial condition.

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

History of operating losses - We continue to incur operating losses that are funded with our existing cash reserves, with such operating losses having increased with the sale of U.S. Newswire in 2006. We continue to fund the losses in our digital video tracking services business and continue to invest in this business. In our media communications services business, we continue to pursue new service offerings and take cost cutting measures in an effort to return to profitability. Failure to return to profitability in our media communications services businesses and achieve breakeven in our digital video tracking business could have a material adverse effect on our ability to continue to fund our operations.

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

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2. Properties.

We rent our corporate headquarters in New York City under a lease that expires in November 2010. This New York City location is also our primary facility for providing our domestic media communications services and serves as the domestic base for our digital video tracking services segment. Under a lease that expires in January 2011, we rent a facility in London that serves as our primary facility for providing international media communications services and as the international base for our digital video tracking services segment. We rent a facility in Norwalk, CT, under a lease that expires in June 2009 that serves as a satellite location for our information technology group. We also rent various smaller facilities in Washington, DC, Los Angeles, San Francisco, and Chicago that serve as satellite sales offices. We believe that our facilities are adequate to meet our needs.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

EXECUTIVE OFFICERS OF THE COMPANY

The following table lists the executive officers of the Company. Officers are appointed by and serve at the discretion of the Board of Directors.

Name	Age	Position

Laurence Moskowitz	56	Chairman of the Board, Chief Executive Officer, and President
Lawrence Thomas	46	Chief Operating Officer
Kenneth G. Torosian	46	Chief Financial Officer, Treasurer, and Secretary

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

Kenneth G. Torosian has served as Chief Financial Officer of the Company since August 2005, as Secretary since March 2006, and as Treasurer since August 2007. From April 2004 until his appointment as Chief Financial Officer of the Company, Mr. Torosian served as the principal of Kerop Management Consultants LLC, a consulting firm. Through April 2004, Mr. Torosian served in various capacities at Applied Graphics Technologies, Inc., a provider of digital prepress and asset management services, including as Corporate Controller from January 1997 until August 2000, as Vice President of Finance from August 2000 until September 2001, and as Senior Vice President and Chief Financial Officer from September 2001 until August 2003.

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

The Company’s common stock is traded on the National Market System of the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) under the symbol MDLK. The following table sets forth the high and low closing sales prices for each period indicated:

	2007		2006
	High	Low	High	Low

Quarter ended March 31	$7.80	$5.15	$4.54	$3.39
Quarter ended June 30	$5.81	$4.28	$4.40	$3.71
Quarter ended September 30	$5.19	$3.80	$4.02	$2.80
Quarter ended December 31	$4.50	$3.71	$5.28	$3.02

As of February 29, 2008, there were approximately 94 registered holders of record of the Company’s common stock. No dividends have been paid on the Company’s common stock.

The following table sets forth certain information as of December 31, 2007, with respect to the Company’s equity compensation plans under which securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans
approved by security holders	1,002,680	$4.90	1,105,182

The Company does not have any equity compensation plans that have not been authorized by its stockholders.

The Company has neither sold any unregistered securities nor purchased any of its equity securities during the year ended December 31, 2007.

Item 6.	Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

In September 2006, the Company sold the assets of U.S. Newswire, its wire distribution and photography services division. The consolidated financial statements reflect U.S. Newswire as a discontinued operation in all periods presented. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto.

Results of Operations

Year ended December 31, 2007, compared with 2006

Revenues in 2007 increased by $1,686, or 5.3%, as compared to 2006. Revenues from media communications services in 2007 increased by $735, or 2.5%, to $29,985. The increase in revenues was primarily the result of increased revenues from the Company’s operation in the United Kingdom of $1,823, or 28.4%, of which $550 resulted from a change in foreign currency exchange rates and $1,273 resulted from increased business, including $1,107 representing amounts recognized for re-billable expenses. The increase in the international business was partially offset by a decline in domestic media communications services revenues of $1,088, or 4.8%. Domestic media communications services revenues in 2007 included $631 of service revenues recognized under a minimum commitment arrangement for which no services were provided. This arrangement relates to a services agreement that was entered into in connection with the sale of U.S. Newswire and contains minimum commitments of $750, $600, and $500 for the fiscal years ended September 30, 2007, 2008, and 2009, respectively. Revenues from Teletrax® digital video tracking services in 2007 increased by $951, or 38.5%, to $3,420 due to an increase in the number of clients being served and additional services provided to existing clients. Revenues from Teletrax® services for the years ended December 31, 2007 and 2006, included $23 and $97, respectively, for equipment sales.

Direct costs increased by $1,822 in 2007, and as a percentage of revenue increased to 47.4% from 44.1% in 2006. Such increase was primarily the result of lower margin projects in the Company’s international media communications services business and additional purchases of commercial airtime for the broadcast of client video in the domestic media communications business, partially offset by no direct costs incurred on $631 of revenues recognized in the period related to a minimum commitment arrangement for which no services were provided.

Selling, general, and administrative (“SG&A”) expenses in 2007 increased by $212 as compared to 2006, but as a percentage of revenue decreased to 73.9% in 2007 from 77.2% in 2006. SG&A expenses in 2007 and 2006 included $178 and $1,186, respectively, of transaction-specific compensation related to the sale of U.S. Newswire. SG&A expenses in 2007 and 2006 also included $112 and $219, respectively, of severance charges related to certain staff reductions during the year.

Exclusive of transaction-specific compensation and severance charges, SG&A expenses in 2007 increased by $1,327 as compared to 2006, and as a percent of revenue were 73.1% in 2007 as compared to 72.8% in 2006. SG&A expenses related to Teletrax® services increased in 2007 by $993 primarily as a result of an increase of $715 for payroll-related costs associated with the continued expansion of the business. In addition, non-payroll related SG&A for Teletrax® services increased $278 as a result of additional consulting costs related to technical initiatives and an increased marketing and public relations initiative in 2007, partially offset by a charge incurred in 2006 for the settlement of outstanding amounts owed by a reseller of the services for less than the carrying value with no corresponding charge incurred in 2007. Non-Teletrax® SG&A expenses increased by $334 in 2007 primarily as a result of additional temporary staffing and recruiting costs in the international media communications services business, increased occupancy costs incurred in 2007 due to property tax increases and a one-time rent credit received in 2006 with no corresponding credit in 2007, and consulting costs incurred related to Sarbanes-Oxley compliance. These increases were partially offset by cost reductions achieved in the domestic media communications services businesses primarily as a result of reduced staffing and certain refurbishment costs incurred in 2006 in connection with the expiration of a lease in the United Kingdom with no corresponding costs in 2007.

The Company had an operating loss of $9,057 in 2007 as compared to an operating loss of $8,739 in 2006. The operating losses in 2007 and 2006 included operating losses of $3,939 and $3,408, respectively, from the Company’s 76%-owned Teletrax subsidiaries. The Company’s results of operations included 100% of the losses from the Teletrax subsidiaries since the minority shareholder has no future funding obligations.

The Company incurred interest expense, net of interest income, of $62 in 2007 as compared to net interest expense of $389 in 2006. The decrease in net interest expense was due primarily to interest income earned on the proceeds of the sale of U.S. Newswire and lower interest expense resulting from the redemption of $650 of convertible debentures in the first quarter of 2007.

On September 29, 2006, the Company sold the assets of its U.S. Newswire division to PR Newswire Association, LLC, a wholly-owned subsidiary of United Business Media plc. The assets sold represented the Company's entire wire distribution and photography services businesses, which were an operating segment within the Company’s media communications services reporting segment. The final sale price was $22,577, including $270 for an adjustment related to working capital transferred at closing. The Company recognized a gain on the sale of U.S. Newswire of approximately $7,566 in 2006 based on the minimum sale price of $18,000, with the remaining gain on sale of approximately $4,513 recognized in 2007. The results of operations for 2007 include income from discontinued operations of $2,590 primarily representing the additional gain on sale of U.S. Newswire, net of tax. The results of operations for 2006 include income from discontinued operations of $5,375, which included income from the operations of U.S. Newswire of $921 and the gain on sale of U.S. Newswire, net of tax, of $4,390. Income from discontinued operations for 2006 also included $64 of gain on the sale of Delahaye, the Company’s division that provided research services that was sold in December 2004, as a result of the satisfaction of certain outstanding contingencies.

Liquidity and Capital Resources

The Company continues to finance its operations and capital investment requirements from its existing cash reserves, which totaled $12,732 at December 31, 2007. The Company’s cash reserves were primarily generated from the sale of U.S. Newswire in September 2006. Working capital at December 31, 2007, decreased by $3,855 from 2006 primarily as a result of the Company funding operating losses and capital investments during the year, partially offset by additional proceeds received from the sale of U.S. Newswire. In addition, effective October 1, 2007, the Company changed its policy on how it accounts for equipment previously classified as inventory in its digital video tracking services businesses, resulting in a non-cash decline in working capital of $602.

During the year ended December 31, 2007, $650 of convertible debentures were converted into 160,494 shares of the Company’s common stock.

Cash flows from operating activities during 2007 decreased by $658 as compared to 2006 due primarily to the payment of income taxes and recording the benefit for income taxes recognized in 2007 as well as the timing of customer receipts and vendor payments, partially offset by the receipt of escrow funds during 2007. During 2007, the Company received net proceeds from the sale of U.S. Newswire of $4,513 and proceeds from the exercise of stock options and warrants totaling $276. The Company invested $1,733 in new equipment and leasehold improvements primarily related to moving its operations in the United Kingdom, enhancing the network for Teletrax® services, and upgrading the overall corporate network infrastructure.

The Company expects to spend approximately $1,200 over the course of the next twelve months for capital improvements primarily for upgrades to the network infrastructure for the Teletrax® services and for modernization of its media communications services business. The Company intends to finance these expenditures with working capital. The Company believes that its cash reserves and working capital will be sufficient to fund its cash needs through the end of 2008.

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

Allowance for Doubtful Accounts: The Company assesses the carrying value of its accounts receivable based on management's assessment of the collectibility of specific client accounts, which includes consideration of the creditworthiness and financial condition of those specific clients. The Company also assesses the carrying value of accounts receivable balances based on other factors, including historical experience with bad debts, client concentrations, the general economic environment, and the aging of such receivables. The Company records an allowance for doubtful accounts to reduce its accounts receivable balance to the amount that is reasonably believed to be collectible. Based on the Company’s estimates, an allowance for doubtful accounts of $219 was established at December 31, 2007, compared to an allowance of $347 at December 31, 2006. A change in the Company’s assumptions, including the creditworthiness of clients and the default rate on receivables, would result in the Company recovering an amount of its accounts receivable that differs from its current carrying value. Such difference, either positive or negative, would be reflected as a component of the Company’s SG&A expense in future periods.

Valuation of Long-Lived Assets: In assessing the carrying value of its property and equipment and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews such assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the carrying value of the assets to the future undiscounted cash flows the assets are expected to generate. If it is determined that the carrying amount is not recoverable, an impairment charge is recognized equal to the amount by which the carrying value of the asset exceeds its fair market value. No events or changes in circumstances have occurred that required the Company to assess the recoverability of its property and equipment, and therefore the Company has not recognized any impairment charges. The Company has reviewed the continued operating losses in its Teletrax® digital video tracking services business in relation to its expected performance. Based on the Company’s view that the Teletrax® business is still in a start-up phase and that the losses are in line with expectations, the Company has concluded that no assessment needs to be made regarding the recoverability of the Teletrax® long-lived assets. A change in the Company’s business climate in future periods, including an inability to effectively market and sell new service offerings in which significant investments have been made, a general downturn in one of the Company’s operations, or an inability to attain profitability in the Teletrax® operations, could lead to a required assessment of the recoverability of the Company’s long-lived assets, which may subsequently result in an impairment charge.

Valuation of Goodwill: In assessing the carrying value of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company compared the carrying value of its reporting units to their fair values. The Company is required to test its goodwill for impairment at least annually, and more frequently if an event occurs or circumstances change to indicate that an impairment may have occurred. The Company’s annual testing date is September 30. In accordance with SFAS No. 142, the Company aggregated certain components to arrive at one of its reporting units. The Company estimated the fair value of its reporting units using a discounted cash flow approach. In estimating the fair value of its reporting units, the Company had to make various assumptions, including projections of future revenues based on assumed long-term growth rates, estimated costs, and the appropriate discount rates. The estimates used by the Company for long-term revenue growth and future costs are based on historical data, various internal estimates, and a variety of external sources, and are developed as part of the Company’s routine long-range planning process. The carrying value of the Company’s goodwill was $3,429 at September 30, 2007. Based on the use of these assumptions in estimating the fair value of each reporting unit, there was no impairment of goodwill as of September 30, 2007, the most recent annual testing date. A change in the Company’s assumptions, including lower long-term growth rates, higher operating costs, or higher discount rates could cause a change in the estimated fair value of the Company’s reporting units, and therefore could result in an impairment of goodwill, which would have a significant adverse effect on the Company’s results of operations.

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

Income Taxes: In assessing the recoverability of its deferred tax assets, the Company compared the carrying value of its deferred tax assets to the tax-effected projections of its taxable income over future periods in which such assets could be realized. In estimating its future taxable income, the Company had to make various assumptions about its future operating performance. Based on the Company’s projection of future taxable income, which include the effects of recent operating and tax losses, management believed that it was more likely than not that the benefit associated with the deferred tax assets will not be fully realized in future periods. Accordingly, a valuation allowance in the amount of $5,332 and $4,403 at December 31, 2007 and 2006, respectively, was established to reserve against the carrying value of certain of the Company’s deferred tax assets. A change in the Company’s assumptions, including better or worse operating performance than projected, could result in a change in the amount of deferred tax assets that will be recovered, and therefore could result in a reduction or increase to the valuation allowance established at December 31, 2007. Such an adjustment would be reflected as a component of the Company’s provision for income taxes in the period of the adjustment.

Recent Accounting Pronouncements

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (as amended) - an amendment of ARB No. 51,” was issued in December 2007 and prescribes the accounting and reporting standards for noncontrolling interests, or minority interests, of an entity. SFAS No. 160 requires that ownership interests held by entities other than the parent company be clearly identified and reported within equity in the parent company’s statements of financial position, but separate from the equity of the parent company. In addition, SFAS No. 160 requires that the amount of consolidated income attributable to the parent company and to the noncontrolling interests be clearly identified and presented on the face of the statements of operations. SFAS No. 160 amended Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to require, among other things, that all losses attributable to noncontrolling interests be attributed to such interests even when such attribution results in a deficit balance for the noncontrolling interests. Under the previous provisions of ARB No. 51, no losses were attributable to noncontrolling or minority interests to the extent such losses exceeded the equity capital of the noncontrolling interests. SFAS No. 160 also established new accounting and reporting procedures for changes in the parent company’s ownership interest and deconsolidation of subsidiaries. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption strictly prohibited. SFAS No. 160 is to be applied prospectively upon adoption, with the exception of presentation and disclosure requirements, which are to be applied retrospectively to all periods presented upon adoption. The adoption of SFAS No. 160 will change the manner in which the Company reports the losses incurred by its Teletrax subsidiaries. The Company currently reports 100% of the losses from these subsidiaries in its statements of operations since the losses have exceeded the equity capital of the noncontrolling interests and the noncontrolling interests have no future funding obligation. Upon the adoption of SFAS No. 160 on January 1, 2009, the noncontrolling interests will be allocated their portion of the losses or income and such amounts will be stated separately in the Company’s statements of operations. The Company’s funding obligations will remain the same, and therefore the Company does not believe that the adoption of SFAS No. 160 will have a material effect on its business.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

See Index to Financial Statements and Financial Statements commencing on page F-1 herein.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Disclosure Controls and Procedures: The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

Management’s annual report on internal control over financial reporting: The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). The Company designed its internal controls over financial reporting and assessed such controls in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control - Integrated Framework.”

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Therefore, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. A deficiency in internal controls over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness in internal controls over financial reporting exists when a deficiency, or a combination of deficiencies, in internal controls can result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency in internal controls over financial reporting exists when a deficiency, or a combination of deficiencies, in internal controls is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting.

The Company’s management assessed the effectiveness of the internal controls over financial reporting as of December 31, 2007. Based on this assessment, the Company’s management believes that the internal controls over financial reporting are effective as of December 31, 2007.

This annual report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report on such controls was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in internal control over financial reporting: There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a)
Directors - The information with respect to directors required by this item is incorporated herein by reference to the Company’s 2008 Definitive Proxy Statement to be separately filed with the Securities and Exchange Commission by April 29, 2008.

(b)
Executive Officers - The information with respect to officers required by this item is included at the end of Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Company”.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the Company’s 2008 Definitive Proxy Statement to be separately filed with the Securities and Exchange Commission by April 29, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required by this item is incorporated herein by reference to the Company’s 2008 Definitive Proxy Statement to be separately filed with the Securities and Exchange Commission by April 29, 2008.

The following table sets forth certain information as of December 31, 2007, with respect to the Company’s equity compensation plans under which securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans
approved by security holders	1,002,680	$4.90	1,105,182

The Company does not have any equity compensation plans that have not been authorized by its stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the Company’s 2008 Definitive Proxy Statement to be separately filed with the Securities and Exchange Commission by April 29, 2008.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the Company’s 2008 Definitive Proxy Statement to be separately filed with the Securities and Exchange Commission by April 29, 2008.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Listed below are the documents filed as part of this report:

1.	Financial Statements and the Report of Independent Registered Public Accounting Firm:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007 and 2006

Notes to consolidated financial statements

2.	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2007 and 2006

3.	Exhibits:

See Exhibit Index commencing on page G-1 herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIALINK WORLDWIDE INCORPORATED

By:  /s/ Laurence Moskowitz

Laurence Moskowitz
Chairman of the Board, Chief Executive Officer, and President
Date: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2008.

Signature	Title

By: /s/ Laurence Moskowitz	Chairman of the Board, Chief Executive Officer, and
Laurence Moskowitz	President (Principal Executive Officer)

By: /s/ Kenneth G. Torosian	Chief Financial Officer, Treasurer, and Secretary (Principal
Kenneth G. Torosian	Financial Officer and Principal Accounting Officer)

By: /s/ Bruce Bishop
Bruce Bishop	Director

By: /s/ Harold Finelt
Harold Finelt	Director

By: /s/ John M. Greening
John M. Greening	Director

By: /s/ Douglas S. Knopper
Douglas S. Knopper	Director

By: /s/ Catherine Lugbauer
Catherine Lugbauer	Director

By: /s/ James J. O’Neill
James J. O’Neill	Director

By: /s/ Jeffrey Stone
Jeffrey Stone	Director

By: /s/ Theodore Wm. Tashlik
Theodore Wm. Tashlik	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors
Medialink Worldwide Incorporated:

We have audited the accompanying consolidated balance sheets of Medialink Worldwide Incorporated and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule included on page S-1. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medialink Worldwide Incorporated and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP

New York, New York

March 31, 2008

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per-share amounts)

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$12,732	$17,031
Accounts receivable, net of allowance for doubtful accounts of $219 and $347	4,965	5,319
Inventory	-	602
Prepaid expenses	519	287
Prepaid and refundable taxes	743	701
Deferred income taxes	169	107
Escrow funds	-	1,927
Other current assets	91	78
Total current assets	19,219	26,052

Property and equipment - net	4,542	4,296
Goodwill	3,429	3,429
Deferred income taxes	217	725
Other assets	738	652

Total assets	$28,145	$35,154

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,186	$1,981
Accrued expenses and other current liabilities	5,140	6,396
Income taxes payable	-	1,927
Total current liabilities	7,326	10,304

Convertible debentures, net of unamortized discount of $422 and $727	3,928	4,273
Other long-term liabilities	765	1,049
Total liabilities	12,019	15,626

Commitments and contingencies
Stockholders' Equity:
Series A Preferred stock: $.01 par value, authorized 50,000 shares; none issued and outstanding	-	-
Common stock: $.01 par value, authorized 15,000,000 shares; issued 6,529,180 shares in 2007 and 6,289,986 shares in 2006	65	63
Additional paid-in capital	28,490	27,327
Accumulated deficit	(11,826)	(7,225)
Accumulated other comprehensive loss	(260)	(294)
Common stock in treasury (at cost, 101,121 shares)	(343)	(343)
Total stockholders' equity	16,126	19,528

Total liabilities and stockholders' equity	$28,145	$35,154

See notes to consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share amounts)

	For the years ended December 31,
	2007	2006

Revenues	$33,405	$31,719

Operating expenses:
Direct costs	15,823	14,001
Selling, general, and administrative expenses	24,697	24,485
Depreciation and amortization	1,942	1,972

Total operating expenses	42,462	40,458

Operating loss	(9,057)	(8,739)
Interest expense - net	(62)	(389)

Loss from continuing operations before taxes	(9,119)	(9,128)
Income tax benefit	(1,928)	(2,807)

Loss from continuing operations	(7191)	(6,321)
Income from discontinued operations, net of tax	2,590	5,375

Net loss	$(4,601)	$(946)

Net loss	$(4,601)	$(946)
Other comprehensive income	34	99

Comprehensive loss	$(4,567)	$(847)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$(1.13)	$(1.03)
Income from discontinued operations	0.41	0.88

Net loss	$(0.72)	$(0.15)

Weighted average number of common shares - basic and diluted	6,392	6,108

See notes to consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	For the years ended December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,601)	$(946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,942	1,972
Deferred income taxes	808	(832)
Income from discontinued operations	(2,590)	(5,375)
Other	739	949
Changes in operating assets and liabilities, net of effects of dispositions:
Accounts receivable	380	(357)
Prepaid expenses and other assets	1,672	(1,876)
Prepaid and refundable taxes and income taxes payable	(4,241)	(1,092)
Accounts payable and accrued expenses	(1,071)	535
Other liabilities	(410)	(560)
Net cash provided by operating activities of discontinued operations	-	868
Net cash used in operating activities	(7,372)	(6,714)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,733)	(1,815)
Proceeds from sale of division	4,513	17,904
Net cash used in investing activities of discontinued operations	-	(24)
Net cash provided by investing activities	2,780	16,065

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock in connection with the exercise of stock options and warrants	276	387
Repayments of obligations under capital lease	-	(80)
Net cash provided by financing activities	276	307

Net increase (decrease) in cash and cash equivalents	(4,316)	9,658
Effect of exchange rate changes on cash and cash equivalents	17	70
Cash and cash equivalents at the beginning of period	17,031	7,303

Cash and cash equivalents at end of period	$12,732	$17,031

See notes to consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands of dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury

Balance at January 1, 2006	$62	$26,591	$(6,279)	$(393)	$(343)

Issuance of 134,626 shares of common stock in connection with exercise of stock options	1	386
Unrealized gain from foreign currency translation adjustments				99
Compensation expense recognized on stock options		300
Income tax benefit associated with the exercise of stock options		50
Net loss			(946)

Balance at December 31, 2006	63	27,327	(7,225)	(294)	(343)

Issuance of 78,700 shares of common stock in connection with exercise of stock options and warrants	1	276
Issuance of 160,494 shares of common stock in connection with conversion of debentures	1	537
Unrealized gain from foreign currency translation adjustments				34
Compensation expense recognized on stock options		347
Income tax benefit associated with the exercise of stock options		3
Net loss			(4,601)

Balance at December 31, 2007	$65	$28,490	$(11,826)	$(260)	$(343)

See notes to consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per-share amounts)

1. Organization

Medialink Worldwide Incorporated and its subsidiaries (the “Company”) provide media communications services and digital video tracking services to corporations and other organizations. Through its media communications operations in the United States and the United Kingdom, the Company offers news and marketing media strategies and solutions by providing consultation, production, distribution, and monitoring services that enable its clients to inform and educate their intended audiences through various media. Through its Teletrax subsidiaries, the Company provides digital video tracking services that provide broadcast television intelligence to video content providers such as entertainment companies, news organizations, television syndicators, direct-response marketing companies, and sports organizations, enabling clients to monitor their content.

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

Inventory: Inventory in 2006 consists of equipment for sale and equipment for replacement of devices requiring service in the Company’s digital video tracking services business. Inventory is valued at the lower of cost or market, with cost determined on a specific identification basis. In October 2007, the Company changed its policy on how it accounts for the equipment previously classified as inventory in its digital video tracking services business in response to changes in the manner in which the Company conducts this business, including less emphasis on selling equipment. Commencing on that date, this equipment has been classified as “Property and Equipment” in the Company’s balance sheet and is depreciated over its estimated useful life. Accordingly, no inventory is reflected in the Company’s balance sheet at December 31, 2007.

Property and Equipment: Property and equipment is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which generally range from three years for certain computer equipment and software to five years for certain non-desktop computer equipment, certain video equipment, and furniture and fixtures. Embedders and detectors used in the Company’s digital video tracking services business are depreciated based on useful lives assigned on a case-by-case basis, but in no event are such useful lives longer than four years. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the shorter of their estimated useful lives or the terms of the leases.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Goodwill and Other Intangible Assets: In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite useful lives are not amortized, but rather are subject to an annual impairment test. The Company performs its annual impairment test on September 30 of each year, or more frequently if an event occurs or circumstances change to indicate that an impairment may have occurred. Intangible assets with finite useful lives are amortized over their useful lives.

Equity Investments: The Company accounts for its investments in other entities under the equity method when it owns between 20% and 50% of the voting equity and does not have the ability to exercise control over the other entity or is otherwise not required to consolidate the entity in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities.” The Company accounts for its investments in other entities under the cost method when it owns less than 20% of the voting equity and does not exert significant influence. Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the fair value of an equity investment is less than its carrying amount and that such a decline in value is determined to be other than temporary. At December 31, 2007 and 2006, the Company’s equity investments were fully impaired and had no carrying value.

Revenue Recognition: Revenue is recognized when the Company has substantially completed performance and no longer has a consequential obligation to its clients.

Media communications services: Revenue from the Company’s media communications services offerings, including the production of video and audio content and the broadcast of live events, is recognized upon substantial completion of the services being provided. Revenue from the distribution and monitoring of video and audio news releases is recognized upon distribution. Revenue from subscription-based services is recognized ratably over the term of the subscription.

Digital Video Tracking Services: Revenue from Teletrax® digital video tracking services is recognized ratably over the period of service being provided. Revenue from the sale of equipment is recognized upon installation and acceptance by the client. Revenues include $23 and $97 from equipment sales for the years ended December 31, 2007 and 2006, respectively.

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

Advertising expenses: Advertising costs are expensed in the period in which the advertising appears in print or is broadcast. The Company incurred advertising expense, exclusive of sales and marketing efforts, of approximately $155 and $131 for the years ended December 31, 2007 and 2006, respectively.

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

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation: The Company accounts for stock-based compensation under the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that all share-based payments to employees and non-employee directors, including grants of stock options, be recognized in the financial statements based on their fair values on the date of grant. The Company elected to use the modified prospective application for the transition upon the adoption of SFAS No. 123R, which requires compensation expense to be recognized on options granted subsequent to the adoption date as well as on options granted prior to the adoption date for which the requisite service period had not been completed as of December 31, 2005. The Company has also elected to treat option grants with graded vesting as a single award and accordingly recognizes the associated compensation expense ratably over the service period.

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

Reclassifications: Certain prior-period amounts in the accompanying financial statements have been reclassified to conform to the 2007 presentation.

Recently Issued Accounting Standards: SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (as amended) - an amendment of ARB No. 51,” was issued in December 2007 and prescribes the accounting and reporting standards for noncontrolling interests, or minority interests, of an entity. SFAS No. 160 requires that ownership interests held by entities other than the parent company be clearly identified and reported within equity in the parent company’s statements of financial position, but separate from the equity of the parent company. In addition, SFAS No. 160 requires that the amount of consolidated income attributable to the parent company and to the noncontrolling interests be clearly identified and presented on the face of the statements of operations. SFAS No. 160 amended Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to require, among other things, that all losses attributable to noncontrolling interests be attributed to such interests even when such attribution results in a deficit balance for the noncontrolling interests. Under the previous provisions of ARB No. 51, no losses were attributable to noncontrolling or minority interests to the extent such losses exceeded the equity capital of the noncontrolling interests. SFAS No. 160 also established new accounting and reporting procedures for changes in the parent company’s ownership interest and deconsolidation of subsidiaries. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption strictly prohibited. SFAS No. 160 is to be applied prospectively upon adoption, with the exception of presentation and disclosure requirements, which are to be applied retrospectively to all periods presented upon adoption. The adoption of SFAS No. 160 will change the manner in which the Company reports the losses incurred by its Teletrax subsidiaries. The Company currently reports 100% of the losses from these subsidiaries in its statements of operations since the losses have exceeded the equity capital of the noncontrolling interests and the noncontrolling interests have no future funding obligation. Upon the adoption of SFAS No. 160 on January 1, 2009, the noncontrolling interests will be allocated their portion of the losses or income and such amounts will be stated separately in the Company’s statements of operations. The Company’s funding obligations will remain the same, and therefore the Company does not believe that the adoption of SFAS No. 160 will have a material effect on its business.

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

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The final sale price of $22,577 included an increase to the base sale price of $3,307 based on the operating performance of U.S. Newswire for the pertinent period and $270 for additional working capital. In February 2007, the Company received additional cash proceeds of approximately $4,427, of which $3,307 represented additional sale price received directly from PR Newswire, $1,000 represented the release of the escrow balance representing deferred purchase price at closing, and $120 represented an adjustment for additional working capital. The escrow account balance of $1,900 to cover potential post-closing contingencies was released to the Company during 2007. In 2006 the Company recognized a pretax gain on the sale of U.S. Newswire of approximately $7,566 based on the minimum sale price of $18,000, with the remaining gain on sale of approximately $4,513 recognized in 2007.

In connection with the sale of U.S Newswire, the Company entered into a three-year services agreement with PR Newswire under which PR Newswire committed to purchase media communications services aggregating a minimum of $750, $600, and $500 for the fiscal years ended September 30, 2007, 2008, and 2009, respectively, and the Company committed to provided PR Newswire with wire and photography services work aggregating a minimum of $200 for each of the fiscal years then ended. Each party is entitled to retain the full commitment amount for each fiscal year irrespective of the amount of work performed under the services agreement. For the year ended December 31, 2007, the Company recognized $631 of revenue under this arrangement with PR Newswire for which no services were provided.

In December 2004, the Company sold substantially all of the assets and liabilities of its research division, Delahaye, for approximately $8,000, of which $7,700 was collected at closing and $300 was collected during 2005. The Company also received an additional $224 related to a purchase price adjustment based on working capital at closing. In connection with the settlement of all outstanding claims and contingencies the Company recorded additional gain, net of tax, of $64 in 2006 on the sale of Delahaye.

The operations of U.S. Newswire are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements. The operating results of U.S. Newswire are reflected separately from the results of continuing operations through the dates of sale. The results of operations and the gain on sale of U.S. Newswire and Delahaye are presented as discontinued operations for the years ended December 31, 2007 and 2006, respectively, as follows:

	For the years ended December 31,
	2007	2006
Revenues	$-	$4,457

Income (loss) from operations before income taxes	$(22)	$1,602
Income tax expense (benefit)	(9)	681
Income (loss) from operations	(13)	921

Gain on sale of division before income taxes	4,513	7,678
Income tax expense	1,910	3,224
Gain on sale of division	2,603	4,454

Income from discontinued operations	$2,590	$5,375

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The results of operations from discontinued operations for the year ended December 31, 2006, include charges of $226 and $138 related to the Third Quarter Plan and the Fourth Quarter Plan, respectively. The Third Quarter Plan consisted of $11 for employee termination costs and $215 for contract termination costs associated with the lease for the Washington, DC, facility. The Company continues to occupy a portion of the Washington, DC, facility for use by its media communications services business. The Fourth Quarter Plan consisted of $60 for employee termination costs and $78 for contract termination costs associated with the lease for the Norwalk, CT, facility. The Company continues to occupy a portion of the Norwalk, CT, facility for use as its information technology base. The results of operations from discontinued operations for the year ended December 31, 2007, include a charge of $22 related the Fourth Quarter Plan resulting from a change in estimate of the Company’s future building lease obligations.

4. Property and Equipment

Property and equipment at December 31 consisted of the following:

	2007	2006
Equipment	$8,867	$8,242
Furniture and fixtures	896	1,322
Licenses and software	2,452	2,095
Leasehold improvements	3,315	3,528

Total	15,530	15,187
Less: Accumulated depreciation and amortization	10,988	10,891

Net	$4,542	$4,296

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill

The Company’s intangible assets not subject to amortization under SFAS No. 142 consisted entirely of goodwill, all of which related to the media communications services segment. In connection with the sale of U.S. Newswire in September 2006, the Company allocated $9,577 of the segment’s goodwill to discontinued operations based on the relative fair value of the division sold to the fair value of the remainder of the segment on the date of sale. The remaining goodwill of $3,429 was subjected to the Company’s annual impairment test, which resulted in no impairment for the years ended December 31, 2007 and 2006.

6. Accrued Expenses

Accrued expenses and other current liabilities at December 31 consisted of the following:

	2007	2006
Salaries and benefits	$1,401	$1,405
Direct costs	990	1,710
Client prepayments	167	400
Deferred revenue	740	789
Other taxes	452	117
Professional fees	326	280
Abandoned lease obligations	117	325
Leasehold refurbishments	-	343
Other accruals	947	1,027

Total	$5,140	$6,396

7. Liabilities for Disposal Activities

In addition to the Third Quarter Plan and the Fourth Quarter Plan that the Company initiated in connection with the sale of U.S. Newswire (see Note 3), the Company completed a plan in September 2003 (the “2003 Plan”) to shut down one of its office locations in Norwalk, CT, by subleasing the abandoned space. The remaining liability for future payments for these plans and the amounts charged against the liability were as follows:

	Total	2003 Plan	Third Quarter Plan	Fourth Quarter Plan
Balance at January 1, 2006	$292	$292
Charge for disposal activities	364		$226	$138
Facility closure cost payments	(148)	(135)	(13)
Employee termination cost payments	(60)			(60)

Balance at December 31, 2006	448	157	213	78
Facility closure cost payments	(338)	(135)	(157)	(46)
Adjustment to liability	22	-		22

Balance at December 31, 2007	$132	$22	$56	$54

The adjustment to the liability for the Fourth Quarter Plan in 2007 resulted from a change in estimate of the Company’s future building lease obligations. All remaining liabilities at December 31, 2007, pertain to facility closure costs.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2007, the liabilities for the various disposal plans were included in the Company’s balance sheet as follows:

	Total	Current Liabilities	Non-current Liabilities
2003 Plan	$22	$22
Third Quarter Plan	56	56
Fourth Quarter Plan	54	39	$15

Total	$132	$117	$15

8. Long-term Debt

Long-term debt at December 31 consisted of the following:

	2007	2006
Convertible debentures	$4,350	$5,000
Unamortized discount	(422)	(727)

Net	$3,928	$4,273

In November 2004, the Company issued redeemable subordinated convertible debentures with a face value of $5,000. The convertible debentures, which are unsecured and mature in November 2009, bear interest at a rate equal to the higher of 7% or the 6-month LIBOR rate (as defined) plus 4.5% for the first three years and at an adjustable rate thereafter. The convertible debentures provide each holder with the option to convert their securities into shares of the Company’s common stock at a price of $4.05 per share. In addition, as part of the issuance of the convertible debentures, each holder received detachable warrants to purchase an aggregate of 582,929 shares of the Company’s common stock at a price of $3.99 per share. The Company was able to call the outstanding convertible debentures at the end of the first, second, and third years at a price equal to 115%, 110%, and 100%, respectively, of the face value. In addition, the Company can force the holders of the convertible debentures to convert into shares of the Company’s common stock if the market price of the common stock exceeds $7.09 per share, subject to certain other conditions.

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

In connection with the issuance of the convertible debentures, the Company incurred fees totaling $256, which are being amortized as a component of interest expense over the term of the convertible debentures. Interest expense for the years ended December 31, 2007 and 2006, included $213 and $228, respectively, from the amortization of the discount and $45 and $51, respectively, from the amortization of the deferred financing fees. The average interest rate on the convertible debentures was 9.8% for each of the years ended December 31, 2007 and 2006.

In 2007, convertible debentures with an aggregate face value of $650 were converted into 160,494 shares of the Company’s common stock. In addition, warrants to purchase 46,200 shares of the Company’s common stock were exercised, generating proceeds of $184.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Leases

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

Future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

2008	$2,409
2009	1,961
2010	1,582
2011	24

Total minimum lease payments	$5,976

The Company has non-cancelable subleases related to certain properties under which it will receive minimum sublease rental payments through 2009 totaling approximately $455. Total rental expense under operating leases amounted to $2,592 and $2,359 for the years ended December 31, 2007 and 2006, respectively.

10. Preferred Stock

During 2001, the Company’s Board of Directors approved the adoption of a Preferred Stock Rights Agreement (the “Rights Agreement”), under which a dividend distribution of one preferred stock purchase right (the “Purchase Right”) was declared for each outstanding share of the Company’s common stock, payable to common stockholders of record at the close of business on August 30, 2001. Each Purchase Right has an exercise price of $50.00 and entitles the holder to purchase one one-thousandth of a share of the Company’s Series A Participating Preferred Stock (the “Series A Preferred”). The Purchase Rights continue to be represented by, and trade with, the Company's common stock certificates unless the Purchase Rights become exercisable, which will only occur, with certain exceptions, in the event that a person or group acquires, or announces a tender or exchange offer to acquire, a beneficial ownership of 15% or more of the Company's common stock then outstanding. As of December 31, 2007 and 2006, the Company’s Board of Directors had authorized 50,000 shares of the Series A Preferred, none of which was issued or outstanding.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes

The components of the provision (benefit) for income taxes were as follows:

	2007	2006
Current:
Federal	$(1,946)	$(3,260)
State and local	(790)	(1,322)

Total current	(2,736)	(4,582)

Deferred:
Federal	575	1,263
State and local	233	512

Total deferred	808	1,775

Total benefit for income taxes	$(1,928)	$(2,807)

The provision (benefit) for income taxes varied from the Federal statutory income tax rate due to the following:

	2007	2006
Taxes at statutory rate	$(3,100)	$(3,104)
State and local income taxes, net of Federal benefit	(713)	(730)
Valuation allowance on deferred tax assets	929	213
Benefit for foreign taxes at lower rates	211	196
Non-deductible expenses and other	745	618

Benefit for income taxes	$(1,928)	$(2,807)

Federal statutory rate	34.00%	34.00%

Effective rate	21.14%	30.75%

The Company generated losses from continuing operations before taxes for the years ended December 31, 2007 and 2006, as follows:

	2007	2006
Domestic	$(7,358)	$(7,493)
Foreign	(1,761)	(1,635)

Total	$(9,119)	$(9,128)

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the net deferred tax asset at December 31 were as follows:

	2007	2006
Deferred tax assets:
Accounts receivable	$14	$66
Property and equipment	270	97
Goodwill	469	782
Other intangible assets	614	748
Minority interest	341	341
Equity investments	300	300
Accrued compensation	558	614
Other accrued expenses	32	301
Net operating loss carryforwards	3,120	2,348
Total deferred tax assets	5,718	5,597

Deferred tax liabilities:
Other liabilities	-	362
Total deferred tax liabilities	-	362

Net deferred tax asset before valuation allowance	5,718	5,235
Valuation allowance on deferred tax assets	5,332	4,403

Net deferred tax asset	$386	$832

At December 31, 2007, the Company had domestic state net operating loss carryforwards of approximately $4,125 that expire in 2016 through 2021 and foreign net operating loss carryforwards of $9,300 that do not expire. The Company had no Federal net operating loss carryforwards at December 31, 2007. The Company established a valuation allowance to reserve for certain of its deferred tax assets based on its projections indicating that it is more likely than not that such benefit will not be fully realized. The gain on sale of U. S. Newswire, however, enabled the Company to realize certain deferred tax assets in future periods. Accordingly, the Company recognized net deferred tax assets totaling $386 and $832 at December 31, 2007 and 2006, respectively. The increase in the valuation allowance of $929 for the year ended December 31, 2007, was recognized as additional tax provision for the period.

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

The changes in unrecognized tax positions during the year ended December 31, 2007, were as follows:

Unrecognized tax positions at January 1, 2007	$241
Increase in unrecognized tax benefits for tax positions taken during the year	659

Unrecognized tax positions at December 31, 2007	$900

The total amount of unrecognized tax positions at December 31, 2007, is reflected as a reduction of “Prepaid and refundable taxes” in the Company’s balance sheet. In 2007, the Internal Revenue Service commenced an examination of the Company’s Federal income tax returns for the years ended December 31, 2004 and 2005.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock Options

Under a stock option plan covering employees and other eligible participants (the “Employee Plan”), the Company grants stock options to purchase shares of the Company’s common stock. Stock options granted under the Employee Plan generally become exercisable under two alternative vesting schedules over a four-year period. One vesting schedule provides for 20% of the stock options granted being exercisable on the grant date and an additional 20% becoming exercisable on the anniversary of the grant date in each of the next four years. The second vesting schedule provides for 25% of the stock options granted becoming exercisable on the anniversary of the grant date in each of the next four years. Incentive stock options granted under the Employee Plan generally have a term of ten years and an exercise price equal to the fair market value of the Company’s common stock on the grant date. Incentive stock options issued to employees who own more than 10% of the voting power of all classes of equity of the Company have a term of five years and an exercise price equal to at least 110% of the fair market value of the Company’s common stock on the grant date. Non-qualified stock options granted under the Employee Plan can have a term of up to fifteen years and an exercise price that is determined for each individual grant by a committee appointed by the Company’s board of directors. There are 2,270,808 shares of the Company’s common stock reserved for the issuance of stock options under the Employee Plan. At December 31, 2007, 949,182 shares remained available for the issuance of stock options and 762,080 stock options were outstanding.

Under a stock option plan covering members of its board of directors (the “Directors’ Plan”), the Company grants stock options to non-employee directors. Newly appointed non-employee directors are granted 10,000 stock options upon their appointment or election to the board of directors, and all non-employee directors are granted 3,000 stock options on the first business day of each year. Additional grants of stock options may be made at the discretion of a committee appointed by the Company’s board of directors. Stock options granted under the Directors’ Plan generally vest ratably over a three-year period, have a term of ten years, but cannot have a term that exceeds fifteen years, and have an exercise price equal to the fair market value of the Company’s common stock on the grant date. There are 430,000 shares of the Company’s common stock reserved for the issuance of stock options under the Directors’ Plan. At December 31, 2007, 156,000 shares remained available for the issuance of stock options and 240,600 stock options were outstanding.

On January 1, 2006, the Company adopted the provisions SFAS No. 123R. The Company uses a binomial lattice model for determining the fair value of stock options granted subsequent to January 1, 2006. Prior to the adoption of SFAS No. 123R, the Company valued stock options using the Black-Scholes option-pricing model, which the Company used for the pro forma disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” During 2007, the Company granted 113,000 stock options under the Employee Plan, of which 80,000 stock options granted to employees vest ratably over a four-year period, 20,000 stock options granted to an employee vested 20% on the grant date and ratably over a four-year period thereafter, and 13,000 stock options granted to non-employee directors of the Teletrax subsidiaries vest ratably over a three-year period. Also during 2007, the Company granted 34,000 stock options to non-employee directors of the Company that become exercisable over a three-year period, with one-third vesting on each anniversary of the grant date.

The following weighted average assumptions were used in calculating the fair value of stock options granted under the Employee Plan and the Directors’ Plan during the years ended December 31, 2007 and 2006:

	2007		2006
	Employee Plan	Directors’ Plan	Employee Plan	Directors’ Plan

Expected term	3.85	4.23	4.19	4.23
Expected volatility	.5891	.5969	.6308	.7052
Expected dividends	0%	0%	0%	0%
Risk-free interest rate	4.38%	4.48%	4.67%	4.64%

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Number of shares	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2006	873,319	$4.80
Options granted	426,140	$4.63	$2.45
Options exercised	(134,626)	$2.88		$218
Options forfeited and expired	(376,643)	$5.11

Options outstanding at December 31, 2006	788,190	$4.89
Options granted	113,000	$4.49	$2.18
Options exercised	(32,500)	$2.86		$55
Options forfeited and expired	(106,610)	$5.50

Options outstanding at December 31, 2007	762,080	$4.83		$338	7.10

Options exercisable at December 31, 2007	363,023	$5.27		$263	5.18

Information relating to options outstanding under the Employee Plan at December 31, 2007, is summarized as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Options	Weighted Average Exercise Price

$2.61 - $3.30	227,685	$2.89	5.46	190,735	$2.90
$4.00 - $4.99	444,420	$4.56	8.91	95,313	$4.65
$5.22 - $6.08	26,675	$5.62	5.38	13,675	$5.38
$11.25	33,850	$11.25	1.20	33,850	$11.25
$15.00 - $16.13	29,450	$15.74	0.70	29,450	$15.74

Information relating to activity in the Directors’ Plan is summarized in the following table. All option grants included in the following table had exercise prices equal to market price on the grant date.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Number of shares	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2006	193,600	$5.55
Options granted	68,600	$3.90	$2.25
Options forfeited and expired	(37,600)	$3.54

Options outstanding at December 31, 2006	224,600	$5.39
Options granted	34,000	$4.92	$2.52
Options forfeited and expired	(18,000)	$8.20

Options outstanding at December 31, 2007	240,600	$5.11		$116	5.99

Options exercisable at December 31, 2007	184,933	$5.35		$99	5.21

Information relating to options outstanding under the Directors’ Plan at December 31, 2007, is summarized as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Options	Weighted Average Exercise Price

$2.61 - $3.86	124,000	$3.35	6.23	99,333	$3.30
$4.15 - $5.22	80,600	$4.47	7.83	49,600	$4.20
$8.06	12,000	$8.06	2.00	12,000	$8.06
$13.25 - $16.50	24,000	$14.88	0.58	24,000	$14.88

For the years ended December 31, 2007 and 2006, the Company recognized compensation expense related to stock options of $347 and $300, respectively, and recognized a tax benefit related to stock options exercised of $3 and $50, respectively. Compensation expense related to non-vested stock options under both the Employee Plan and the Directors’ Plan that was not recognized as of December 31, 2007, totaled $833 and is expected to be recognized over a weighted average period of 2.5 years. During the years ended December 31, 2007 and 2006, the Company received $92 and $387, respectively, from the exercise of stock options. The Company has a policy of issuing new shares of common stock upon the exercise of stock options.

13. Earnings per Share

Basic earnings (loss) per share of common stock is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. There were no reconciling items to net loss to arrive at loss available to common stockholders for the years ended December 31, 2007 and 2006. Diluted earnings (loss) per share of common stock is computed by giving effect to all dilutive potential common shares. The number of shares used in the calculation of diluted earnings (loss) per share for the years ended December 31, 2007 and 2006, excluded 268,140 and 148,147, respectively, of incremental shares related to stock options and warrants and excluded 1,086,989 and 1,234,567, respectively, of incremental shares related to convertible debentures. Such incremental shares were excluded from the calculation of diluted earnings (loss) per share due to their antidilutive effect on income from continuing operations.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Retirement Plan

The Company has a defined contribution plan in which eligible employees who have attained 21 years of age may contribute on both a pretax and after-tax basis up to a maximum of 15% of their annual salary, subject to annual limits established by the Internal Revenue Service. The Company can make discretionary contributions. Employees are fully vested at all times in contributions they make to the plan, and employees who have completed at least one year of service and are employed with the Company on the last business day of the year fully vest in Company contributions. The Company made no discretionary contributions to its defined contribution plan for the years ended December 31, 2007 and 2006.

15. Commitments and Contingencies

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

16. Guarantees

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

The Company has entered into subleases with third parties relating to properties no longer occupied by the Company. Under an assignment of one of these subleases, the third party remits payment directly to the landlord, although the Company remains the primary obligor for the lease payments. If the third party ceased to remit payment directly to the landlord, the Company would be liable for such payments. The maximum potential amount for which the Company can be held liable is approximately $126. No amount has been recognized in connection with such potential liability.

17. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company maintains cash balances and cash equivalents with high credit quality financial institutions.

The Company provides credit to clients on an uncollateralized basis after evaluating client creditworthiness. The Company’s clients are not concentrated in any specific geographic region, but are concentrated in the automotive, insurance, pharmaceutical, consumer products, and public relations agency businesses. The Company’s five largest clients provided approximately 19% and 17% of revenues for the years ended December 31, 2007 and 2006, respectively. In addition, amounts due from these clients represented 18% and 17% of trade accounts receivable at December 31, 2007 and 2006, respectively. The Company does not believe that a significant reduction in business from any of its clients would have a material adverse effect on its results of operations or financial condition since no single client or group of clients is responsible for a significant portion of the Company’s revenues or represents a significant portion of the Company’s trade receivables.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Supplemental Disclosure of Cash Flow Information

Payments of interest and income taxes were as follows:

	2007	2006
Interest paid	$328	$501

Income taxes paid (refunded) - net	$1,516	$(221)

Non-cash investing and financing activities for the year ended December 31, 2007, consisted entirely of the conversion of $650 of subordinated debentures into 160,494 shares of the Company’s common stock. There were no such non-cash investing and financing activities for the year ended December 31, 2006.

19. Fair Value of Financial Instruments

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

The carrying amounts of cash and cash equivalents and non-trade receivables included as part of other current assets at December 31, 2007 and 2006, are a reasonable approximation of their fair values due to the short-term nature of these instruments. The carrying amounts of the convertible debentures at December 31, 2007 and 2006, are a reasonable approximation of their fair values since the interest rates were above the fixed-rate minimum, resulting in the convertible debentures being variable-rate obligations. Non-trade receivables included as part of other non-current assets with a carrying amount of $11 at December 31, 2006, had a fair value of $10. The fair values of these instruments were estimated by discounting the future streams of payments at the interest rate on the convertible debentures, which is used as a surrogate for the Company’s incremental borrowing rate.

20. Segment Information

The Company has determined that its two reportable segments are media communications services and digital video tracking services. The media communications services segment provides broadcast services, including consultation, production, distribution, and monitoring services, to corporate entities and other organizations. Through majority-owned subsidiaries, the Company’s Teletrax® digital video tracking services segment provides broadcast intelligence to video content providers such as entertainment companies, news organizations, television syndicators, direct-response marketing companies, and sports organizations.

The Company identifies its reportable segments based on the services provided by its various operations. The media communications services segment is an aggregation of such services provided by the Company’s media communications operations in the United States and the United Kingdom.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to its sale in September 2006, U.S. Newswire was an operating segment within the media communications services reportable segment and is currently reported as a discontinued operation (see Note 3).

The Company measures profit or loss of its segments based on operating income. The accounting policies used to measure operating income of the segments are the same as those outlined in Note 2 to the consolidated financial statements.

Segment information relating to results of continuing operations for the years ended December 31, 2007 and 2006, was as follows:

	2007	2006
Revenues:
Media communications services	$29,985	$29,250
Digital video tracking services	3,420	2,469

Total	$33,405	$31,719

Operating income (loss):
Media communications services	$576	$514
Digital video tracking services	(3,939)	(3,408)

Total	(3,363)	(2,894)
Corporate and other business activities	(5,694)	(5,845)
Interest expense - net	(62)	(389)

Loss from continuing operations before taxes	$(9,119)	$(9,128)

Depreciation and amortization expense
Media communications services	$1,128	$1,151
Digital video tracking services	780	821
Corporate and other business activities	34	-

Total	$1,942	$1,972

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment information related to the Company’s assets at December 31, 2007 and 2006, was as follows:

	2007	2006
Total assets:
Media communications services	$11,405	$11,684
Digital video tracking services	3,579	3,279
Corporate and other business activities	13,161	20,191

Total	$28,145	$35,154

Expenditures on long-lived assets:
Media communications services	$902	$366
Digital video tracking services	539	1,447
Corporate and other business activities	292	2
Discontinued operations	-	24

Total	$1,733	$1,839

Segment information for continuing operations relating to geographic regions for the years ended December 31, 2007 and 2006, was as follows:

	2007	2006
Revenues
United States	$24,342	$24,554
United Kingdom	9,063	7,165

Total	$33,405	$31,719

Long-lived assets:
United States	$3,525	$3,837
United Kingdom	1,017	459

Total	$4,542	$4,296

21. Comprehensive Income

Comprehensive income includes all changes to equity that are not the result of transactions with shareholders and is comprised of net income and other comprehensive income. For the years ended December 31, 2007 and 2006, other comprehensive income of $34 and $99, respectively, consisted entirely of foreign currency translation adjustments on which no tax effect is reported since they relate to indefinite investments in foreign subsidiaries. At December 31, 2007 and 2006, accumulated other comprehensive loss in the consolidated balance sheet of $260 and $294, respectively, consisted entirely of foreign currency translation adjustments.

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

10.14(a)	Technology License Agreement dated as of April 8, 2002, by and between Koninklijke Philips Electronics, N.V., and TTX Limited.

10.14(b)	Joinder and First Amendment to the Technology License Agreement dated as of January 1, 2003, by and among Koninklijke Philips Electronics, N.V., TTX Limited, and TTX (US) LLC.

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

31.1	Certification of the principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

G-1

MEDIALINK WORLDWIDE INCORPORATED

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2007 and 2006
(In thousands of dollars)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (1)	Balance at end of period

Allowances deducted in the balance sheet from assets to which they apply:

For the year ended December 31, 2007:
Allowance for doubtful accounts	$347	$1	$-	$129	$219

Valuation allowance on deferred tax assets	$4,403	$929	$-	$-	$5,332

For the year ended December 31, 2006:
Allowance for doubtful accounts	$442	$252	$-	$347	$347

Valuation allowance on deferred tax assets	$4,190	$213	$-	$-	$4,403

(1) Represents amounts written off.

S-1