Form 10-Q
period 2008-03-31
MEDIALINK WORLDWIDE INC
filed 2008-05-15
CIK 812890

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

The number of shares of the issuer's common stock outstanding as of April 30, 2008, was 6,428,059.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of dollars, except share and per-share amounts)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$10,511	$12,732
Accounts receivable, net of allowance for doubtful accounts of $183 and $219	4,651	4,965
Prepaid expenses	586	519
Prepaid and refundable taxes	1,059	743
Deferred income taxes	85	169
Other current assets	29	91
Total current assets	16,921	19,219

Property and equipment - net	4,296	4,542
Goodwill	3,429	3,429
Deferred income taxes	110	217
Other assets	724	738

Total assets	$25,480	$28,145

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,192	$2,186
Accrued expenses and other current liabilities	4,978	5,140
Total current liabilities	7,170	7,326

Convertible debentures, net of unamortized discount of $368 and $422	3,982	3,928
Other long-term liabilities	639	765
Total liabilities	11,791	12,019

Commitments and contingencies

Stockholders' Equity:
Series A Preferred stock: $.01 par value, authorized 50,000 shares; none
issued and outstanding	-	-
Common stock: $.01 par value, authorized 15,000,000 shares; issued
6,529,180 shares in 2008 and 2007	65	65
Additional paid-in capital	28,579	28,490
Accumulated deficit	(14,347)	(11,826)
Accumulated other comprehensive loss	(265)	(260)
Common stock in treasury (at cost, 101,121 shares)	(343)	(343)
Total stockholders' equity	13,689	16,126

Total liabilities and stockholders' equity	$25,480	$28,145

See notes to unaudited consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share amounts)

	For the three months ended
	March 31,
	2008	2007

Revenues	$7,101	$7,985

Operating expenses:
Direct costs	3,175	3,881
Selling, general, and administrative expenses	5,783	6,147
Depreciation and amortization	538	496
Charge for exit activities	119	-

Total operating expenses	9,615	10,524

Operating loss	(2,514)	(2,539)
Interest income (expense) - net	(103)	40

Loss from continuing operations before taxes	(2,617)	(2,499)
Income tax benefit	(96)	(718)

Loss from continuing operations	(2,521)	(1,781)
Income from discontinued operations, net of tax	-	2,618

Net income (loss)	$(2,521)	$837

Net income (loss)	$(2,521)	$837
Other comprehensive income (loss)	(5)	7

Comprehensive income (loss)	$(2,526)	$844

Basic and diluted income (loss) per common share:
Loss from continuing operations	$(0.39)	$(0.28)
Income from discontinued operations	-	0.41

Net income (loss)	$(0.39)	$0.13

Weighted average number of common shares:
Basic and diluted	6,428	6,321

See notes to unaudited consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of dollars)

	For the three months ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,521)	$837
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	538	496
Deferred income taxes	191	356
Income from discontinued operations	-	(2,618)
Other	278	151
Changes in operating assets and liabilities:
Accounts receivable	330	129
Prepaid expenses and other assets	(3)	(158)
Prepaid and refundable taxes	(316)	(2,621)
Accounts payable and accrued expenses	(276)	(739)
Other liabilities	(149)	(29)
Net cash used in operating activities	(1,928)	(4,196)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(292)	(274)
Proceeds from sale of division	-	4,513
Net cash provided by (used in) investing activities	(292)	4,239

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock in connection
with the exercise of stock options and warrants	-	213
Net cash provided by financing activities	-	213

Net increase (decrease) in cash and cash equivalents	(2,220)	256
Effect of exchange rate changes on cash and cash equivalents	(1)	1
Cash and cash equivalents at the beginning of period	12,732	17,031

Cash and cash equivalents at end of period	$10,511	$17,288

See notes to unaudited consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except per-share amounts)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Medialink Worldwide Incorporated and its subsidiaries (the “Company”), which have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles, should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company believes that all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation have been included in the financial statements. The operating results of any quarter are not necessarily indicative of the results for the entire year or any future period.

Certain prior-period amounts in the accompanying financial statements have been reclassified to conform to the 2008 presentation.

2. Discontinued Operations

In September 2006, the Company sold the assets of U.S. Newswire, its wire distribution and photography services division. In February 2007, the sale price of U.S. Newswire was finalized and determined to be $22,577. The Company received additional cash proceeds in February 2007 totaling $4,427, of which $3,307 represented additional sale price received directly from the buyer, $1,000 represented the release of an escrow balance representing deferred purchase price at closing, and $120 represented an adjustment for additional working capital. In connection with finalizing the sale price, the Company recognized an additional gain on the sale of U.S. Newswire, which is presented as a discontinued operation for the three months ended March 31, 2007, as follows:

Gain on sale of division before income taxes	$4,513
Income tax expense	1,895

Income from discontinued operations	$2,618

3. Earnings (Loss) per Share

Basic earnings (loss) per share of common stock is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. There were no reconciling items to net income (loss) to arrive at income (loss) available to common stockholders for the quarterly periods ended March 31, 2008 and 2007. Diluted earnings (loss) per share of common stock is computed by giving effect to all dilutive potential common shares. The number of shares used in the calculation of diluted earnings (loss) per share for the periods ended March 31, 2008 and 2007, excluded incremental shares related to stock options and warrants and incremental shares related to convertible debentures as follows:

	Three months ended March 31,
	2008	2007

Shares related to stock options and warrants	476	516,299

Shares related to convertible debentures	1,074,074	1,125,733

All such incremental shares were excluded from the calculation of diluted earnings (loss) per share due to their antidilutive effect on income from continuing operations.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

4. Exit Activities

In January 2008, the Company completed a plan to vacate a portion of its facility in New York (the “2008 Q1 Plan”). The results of operations for the three months ended March 31, 2008, include a charge of $119 related to the 2008 Q1 Plan, which consisted entirely of contract termination costs associated with the lease. In addition, during 2007 the Company initiated and completed two separate exit activities in connection with the sale of U.S. Newswire (the “2007 Q3 Plan” and the “2007 Q4 Plan”) and in September 2003 initiated and completed an exit activity relating to one of its office locations in Norwalk, CT (the “2003 Plan”). The remaining liability for future payments for these plans and the amounts charged against the liability were as follows:

	Total	2003 Plan	2007 Q3 Plan	2007 Q4 Plan	2008 Q1 Plan

Balance at January 1, 2008	$132	$22	$56	$54
Charge for exit activities	119				$119
Facility closure cost payments	(114)	(22)	(42)	(13)	(37)

Balance at March 31, 2008	$137	$-	$14	$41	$82

5. Stock Options

The Company administers two stock option plans, one covering employees and other eligible participants (the “Employee Plan”) and one covering members of its board of directors (the “Directors’ Plan”). At March 31, 2008, 984,732 and 179,400 shares remained available for the issuance of stock options under the Employee Plan and the Directors’ Plan, respectively.

During the first three months of 2008, the Company granted 21,000 stock options under the Employee Plan, of which 15,000 that vest ratably over a four-year period were granted to an employee and 6,000 that vest ratably over a three-year period were granted to non-employee directors of the Company’s Teletrax subsidiaries. During the first three months of 2008, the Company granted 24,000 stock options under the Directors’ Plan to non-employee directors, all of which vest ratably over a three-year period.

The following weighted average assumptions were used in calculating the fair value of stock options granted under the Employee Plan and the Directors’ Plan during the three months ended March 31, 2008:

	Employee Plan	Directors’ Plan

Expected term	3.82	3.81
Expected volatility	.5818	.5630
Expected dividends	0%	0%
Risk-free interest rate	3.00%	3.63%

For the three months ended March 31, 2008 and 2007, the Company recognized $89 and $84, respectively, of compensation expense related to stock options. Such amounts were based on the fair value of the stock options at the grant date. The Company did not recognize any tax benefit related to the stock-based compensation expense incurred during the three months ended March 31, 2008 and 2007, respectively.

Information relating to activity in the Employee Plan for the three months ended March 31, 2008, is summarized in the following table. All stock option grants included in the following table had exercise prices equal to the market price on the grant date.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Number of shares	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2008	762,080	$4.83
Options granted	21,000	$2.86	$1.32
Options forfeited and expired	(56,550)	$8.37

Options outstanding at March 31, 2008	726,530	$4.49		$0	7.15

Options exercisable at March 31, 2008	359,387	$4.65		$0	5.53

Information relating to activity in the Directors’ Plan for the three months ended March 31, 2008, is summarized in the following table. All stock option grants included in the following table had exercise prices equal to the market price on the grant date.

	Number of shares	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2008	240,600	$5.11
Options granted	24,000	$4.25	$1.94
Options forfeited and expired	(47,400)	$7.25

Options outstanding at March 31, 2008	217,200	$4.55		$0	6.55

Options exercisable at March 31, 2008	159,867	$4.61		$0	5.63

Compensation expense related to non-vested stock options under both the Employee Plan and the Directors’ Plan that was not recognized as of March 31, 2008, totaled $792 and is expected to be recognized over a weighted average period of 2.6 years. During the three months ended March 31, 2007, the Company received $29 from the exercise of stock options. No options were exercised during the three months ended March 31, 2008. The Company has a policy of issuing new shares of common stock upon the exercise of stock options.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

6. Supplemental Cash Flow Information:

Cash paid for interest and income taxes during the three months ended March 31, 2008 and 2007, was as follows:

	2008	2007

Interest paid	$107	$110

Income taxes paid - net	$29	$1,570

Non-cash investing and financing activities for the three months ended March 31, 2007, consisted entirely of the conversion of $650 of convertible debentures into 160,494 shares of the Company’s common stock. There were no such non-cash investing and financing activities for the three months ended March 31, 2008.

7. Segment Information

Segment information relating to the Company’s results of continuing operations was as follows:

	Three months ended March 31,
	2008	2007
Revenues:
Media communications services	$5,956	$7,266
Digital video tracking services	1,145	719

Total	$7,101	$7,985

Operating income (loss):
Media communications services	$(326)	$57
Digital video tracking services	(825)	(1,056)

Total	(1,151)	(999)
Corporate and other business activities	(1,363)	(1,540)
Interest income (expense) - net	(103)	40

Loss from continuing operations before taxes	$(2,617)	$(2,499)

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Segment information related to the Company’s assets was as follows:

	March 31, 2008	December 31, 2007
Total assets:
Media communications services	$10,589	$11,405
Digital video tracking services	3,947	3,579
Corporate and other business activities	10,944	13,161

Total	$25,480	$28,145

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this Quarterly Report on Form 10-Q are “forward looking” statements (within the meaning of the Private Securities Litigation Reform Act of 1995, as amended). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. See Part II Item 1A “Risk Factors” below and Item I Part 1A in the Company’s annual report on Form 10-K for the year ended December 31, 2007, for a description of certain factors that might cause such a difference.

The following discussion and analysis (in thousands of dollars) should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto.

Results of Operations

Three months ended March 31, 2008, compared to three months ended March 31, 2007

Revenues for the three months ended March 31, 2008, decreased by $884, or 11.1%, as compared to the 2007 period. Revenues from media communications services in the first quarter of 2008 decreased by $1,310, or 18.0%, to $5,956. Revenues in the Company’s international media communications services business decreased by $824, or 41.6%, of which $1,088 represents a decline in business, partially offset by increased revenue of $239 from amounts recognized for re-billable expenses and $25 from a change in foreign currency exchange rates. Domestic media communications services revenues decreased by $486, or 9.2%. Revenues from Teletrax® digital video tracking services in the first quarter of 2008 increased by $426, or 59.2%, to $1,145 due to an increase in the number of clients and additional services provided to existing clients.

Direct costs decreased by $706 in the first quarter of 2008, and as a percentage of revenue decreased to 44.7% from 48.6% in the comparable 2007 quarter. Such decreases in both dollars and percentage of revenue were primarily the result of higher margin projects on lower volumes of business in the Company’s international media communications services business.

SG&A expenses in the first quarter of 2008 decreased by $364 as compared to the 2007 quarter, but as a percentage of revenue increased to 81.4% from 77.0%. SG&A expenses in the first quarter of 2007 included $178 of transaction-specific compensation related to the sale of U.S. Newswire, the Company’s wire distribution and photography services division, in September 2006.

Exclusive of the transaction-specific compensation in the 2007 period, SG&A expenses in the first quarter of 2008 decreased by $186 as compared to the 2007 period, and as a percent of revenue were 81.4% in the first quarter of 2008 as compared to 74.8% in the 2007 period. SG&A expenses related to Teletrax® digital video tracking services increased in the first quarter of 2008 by $122 primarily as a result of an increase in payroll-related costs associated with the continued expansion of the business. Non-Teletrax® SG&A expenses decreased by $308 primarily as a result of cost reductions achieved in the international media communications services business primarily as a result of reduced staffing and a decrease in occupancy costs resulting from a move into new offices in 2007.

The Company had an operating loss of $2,514 in the first quarter of 2008 as compared to an operating loss of $2,539 in the comparable quarter in 2007. The operating losses in 2008 and 2007 included operating losses of $825 and $1,056, respectively, from the Company’s 76%-owned Teletrax subsidiaries. The Company’s results of operations include 100% of the losses from the Teletrax subsidiaries since the minority shareholder has no future funding obligations.

The Company had net interest expense of $103 in the first quarter of 2008, as compared to net interest income of $40 in the 2007 quarter. This decrease is due primarily to a reduction in interest income as a result of the Company’s declining cash balances.

In February 2007, the sale price of U.S. Newswire, which was sold in September 2006, was finalized and determined to be $22,577. The Company received additional cash proceeds in February 2007 totaling $4,427, of which $3,307 represented additional sale price received directly from the buyer, $1,000 represented the release of an escrow balance representing deferred purchase price at closing, and $120 represented an adjustment for additional working capital. The results of operations for the first quarter of 2007 included a gain on the sale of U.S. Newswire, net of tax, of $2,618.

Financial Condition

The Company continues to finance its operations and capital investment requirements from its existing cash balances, which totaled $10,511 at March 31, 2008. Working capital in the first three months of 2008 decreased by $2,142 primarily as a result of the Company funding operating losses and capital investments during the period.

Cash flows from operating activities during the first three months of 2008 increased by $2,268 as compared to the comparable period in 2007 due primarily to tax payments in the 2007 period associated with the gain on sale of U.S. Newswire. During the first three months of 2008 the Company invested $292 in new equipment and software development.

The Company expects to spend approximately $1,000 over the remaining nine months of 2008 for capital improvements primarily for upgrades to the infrastructure for the Teletrax® services and for modernization of its media communications services business. The Company intends to finance these expenditures with working capital. The Company believes that its cash balances and working capital will be sufficient to fund its cash needs through the end of 2008.

Critical Accounting Policies

Management must make certain estimates and assumptions in preparing the financial statements of the Company. Certain of these estimates and assumptions relate to matters that are inherently uncertain as they pertain to future events. Management believes that the estimates and assumptions used in preparing the financial statements of the Company were the most appropriate at that time, although actual results could differ significantly from those estimates under different conditions. Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, provides a detailed discussion of the various accounting policies of the Company. In addition, a summary of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant changes to the critical accounting policies previously disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4T. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2008. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2008, that have materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIALINK WORLDWIDE INCORPORATED
(Registrant)

By:	/s/ Laurence Moskowitz
Laurence Moskowitz
Chairman of the Board, Chief Executive Officer, and President
(Principal Executive Officer)
Dated: May 15, 2008

By:	/s/ Kenneth G. Torosian
Kenneth G. Torosian
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Dated: May 15, 2008

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

10.14(a)
Technology License Agreement dated as of April 8, 2002, by and between Koninklijke Philips Electronics, N.V., and TTX Limited (Incorporated by reference to Exhibit No. 10.14(a) of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.14(b)
Joinder and First Amendment to the Technology License Agreement dated as of January 1, 2003, by and among Koninklijke Philips Electronics, N.V., TTX Limited, and TTX (US) LLC (Incorporated by reference to Exhibit No. 10.14(b) of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

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