Form 10-Q
period 2008-06-30
MEDIALINK WORLDWIDE INC
filed 2008-08-19
CIK 812890

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

The number of shares of the issuer's common stock outstanding as of July 31, 2008, was 6,428,059.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of dollars, except share and per-share amounts)

	June 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$8,275	$12,732
Accounts receivable, net of allowance for doubtful accounts of
$184 and $219	4,103	4,965
Prepaid expenses	494	519
Prepaid and refundable taxes	1,235	743
Deferred income taxes	34	169
Other current assets	30	91
Total current assets	14,171	19,219

Property and equipment - net	1,552	4,542
Goodwill	-	3,429
Deferred income taxes	44	217
Other assets	713	738

Total assets	$16,480	$28,145

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,605	$2,186
Accrued expenses and other current liabilities	4,582	5,140
Total current liabilities	6,187	7,326

Convertible debentures, net of unamortized discount of $313 and $422	4,037	3,928
Other long-term liabilities	547	765
Total liabilities	10,771	12,019

Commitments and contingencies

Stockholders' Equity:
Series A Preferred stock: $.01 par value, authorized 50,000 shares; none
issued and outstanding	-	-
Common stock: $.01 par value, authorized 15,000,000 shares; issued
6,529,180 shares in 2008 and 2007	65	65
Additional paid-in capital	28,666	28,490
Accumulated deficit	(22,403)	(11,826)
Accumulated other comprehensive loss	(276)	(260)
Common stock in treasury (at cost, 101,121 shares)	(343)	(343)
Total stockholders' equity	5,709	16,126

Total liabilities and stockholders' equity	$16,480	$28,145

See notes to unaudited consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share amounts)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$14,137	$16,304	$7,036	$8,319

Operating expenses:
Direct costs	6,111	7,944	2,936	4,063
Selling, general, and administrative expenses	11,472	12,177	5,689	6,030
Depreciation and amortization	1,077	955	539	459
Goodwill impairment	3,429	-	3,429	-
Other impairment charges	2,413	-	2,413	-
Charge for exit activities	119	-	-	-

Total operating expenses	24,621	21,076	15,006	10,552

Operating loss	(10,484)	(4,772)	(7,970)	(2,233)
Interest income (expense) - net	(248)	61	(145)	21

Loss from continuing operations before taxes	(10,732)	(4,711)	(8,115)	(2,212)
Income tax benefit	(155)	(1,246)	(59)	(528)

Loss from continuing operations	(10,577)	(3,465)	(8,056)	(1,684)
Income from discontinued operations, net of tax	-	2,618	-	-

Net loss	$(10,577)	$(847)	$(8,056)	$(1,684)

Net loss	$(10,577)	$(847)	$(8,056)	$(1,684)
Other comprehensive income (loss)	(16)	36	(11)	29

Comprehensive loss	$(10,593)	$(811)	$(8,067)	$(1,655)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$(1.65)	$(0.54)	$(1.25)	$(0.26)
Income from discontinued operations	-	0.41	-	-

Net loss	$(1.65)	$(0.13)	$(1.25)	$(0.26)

Weighted average number of common shares:
Basic and diluted	6,428	6,363	6,428	6,406

See notes to unaudited consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of dollars)

	For the six months ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,577)	$(847)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,077	955
Deferred income taxes	308	449
Income from discontinued operations	-	(2,618)
Goodwill impairment	3,429	-
Other impairment charges	2,413	-
Other	453	352
Changes in operating assets and liabilities:
Accounts receivable	876	92
Prepaid expenses and other assets	89	744
Prepaid and refundable taxes	(492)	(3,242)
Accounts payable and accrued expenses	(1,270)	(1,194)
Other liabilities	(261)	(194)
Net cash used in operating activities	(3,955)	(5,503)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(501)	(782)
Proceeds from sale of division	-	4,513
Net cash provided by (used in) investing activities	(501)	3,731

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock in connection
with the exercise of stock options and warrants	-	213
Net cash provided by financing activities	-	213

Net decrease in cash and cash equivalents	(4,456)	(1,559)
Effect of exchange rate changes on cash and cash equivalents	(1)	19
Cash and cash equivalents at the beginning of period	12,732	17,031

Cash and cash equivalents at end of period	$8,275	$15,491

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

2. Subsequent Events

In August 2008, the Company’s board of directors approved an offer from Koninklijke Philips Electronics N.V. (“Philips”) to transfer the Company’s ownership interest in its Teletrax subsidiaries, upon consummation of which the Company will have no further involvement in the digital video monitoring business. The transaction, which is subject to standard due diligence procedures, is expected to be consummated by the end of the August 2008. Under the terms of the offer, Philips, which currently owns 24% of each Teletrax subsidiary, would receive the Company’s 76% ownership stake in both Teletrax subsidiaries for a reimbursement of up to approximately $275 of certain net operating costs incurred by the Company prior to closing, subject to certain post-closing adjustments. Upon closing of the transaction, Philips will own 100% of the Teletrax entities and the Company will have no further funding obligations.

Also in August 2008, the Company’s board of directors approved an offer it received from World Television Group plc (“World”) to acquire certain assets of the media communications services business operated by the Company’s subsidiary in the United Kingdom. Under the terms of the offer, the Company would receive from World a percentage of the gross profit derived from certain client revenue for a period of eighteen months from the closing date.

3. Discontinued Operations

In September 2006, the Company sold the assets of U.S. Newswire, its wire distribution and photography services division. In February 2007, the sale price of U.S. Newswire was finalized and determined to be $22,577. The Company received additional cash proceeds in February 2007 totaling $4,427, of which $3,307 represented additional sale price received directly from the buyer, $1,000 represented the release of an escrow balance representing deferred purchase price at closing, and $120 represented an adjustment for additional working capital. In connection with finalizing the sale price, the Company recognized an additional gain on the sale of U.S. Newswire, which is presented as a discontinued operation for the six months ended June 30, 2007, as follows:

Gain on sale of division before income taxes	$4,513
Income tax expense	1,895

Income from discontinued operations	$2,618

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

4. Goodwill

Based on changes that will result from consummation of the transactions proposed in connection with the Company’s digital video tracking services business and its media communications services business operated in the United Kingdom (see Note 2) and the continued decline in the media communications services business operated in the United States, the Company determined that its goodwill, all of which relates to the media communication services business, should be tested for impairment prior to the annual testing date of September 30 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Consummation of the proposed or similar transactions will result in the Company having a single operating segment. Accordingly, the determination of fair value for purposes of the goodwill impairment test was based on quoted market prices for the Company’s common stock. Based on this goodwill impairment test, the Company determined that the carrying value of its goodwill exceeded its fair value. Accordingly, the Company incurred a goodwill impairment charge of $3,429, resulting in no goodwill remaining at June 30, 2008.

5. Other Impairment Charges

Based on offers it received and other market factors related to the Company’s digital video tracking services business and its media communications services business operated in the United Kingdom (see Note 2), the Company determined that the carrying value of the long-lived assets used in these businesses is not recoverable and exceeds the fair value of such assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recognized impairment charges totaling $2,413, which consisted of an impairment charge of $1,808 related to property and equipment used in the digital video tracking services business and an impairment charge of $605 related to property and equipment used in the media communications services business operated in the United Kingdom.

6. Earnings (Loss) per Share

Basic earnings (loss) per share of common stock is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. There were no reconciling items to net income (loss) to arrive at income (loss) available to common stockholders for the year-to-date and quarterly periods ended June 30, 2008 and 2007. Diluted earnings (loss) per share of common stock is computed by giving effect to all dilutive potential common shares. The number of shares used in the calculation of diluted earnings (loss) per share for the periods ended June 30, 2008 and 2007, excluded incremental shares related to stock options and warrants and incremental shares related to convertible debentures as follows:

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007

Shares related to stock options and warrants	493	396,468	-	276,638

Shares related to convertible debentures	1,074,074	1,099,904	1,074,074	1,074,074

All such incremental shares were excluded from the calculation of diluted earnings (loss) per share due to their antidilutive effect on income from continuing operations.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

7. Exit Activities

In January 2008, the Company completed a plan to vacate a portion of its facility in New York (the “2008 Q1 Plan”). The results of operations for the six months ended June 30, 2008, include a charge of $119 related to the 2008 Q1 Plan, which consisted entirely of contract termination costs associated with the lease. In addition, during 2007 the Company initiated and completed two separate exit activities in connection with the sale of U.S. Newswire (the “2007 Q3 Plan” and the “2007 Q4 Plan”) and in September 2003 initiated and completed an exit activity relating to one of its office locations in Norwalk, CT (the “2003 Plan”). The remaining liability for future payments for these plans and the amounts charged against the liability were as follows:

	Total	2003 Plan	2007 Q3 Plan	2007 Q4 Plan	2008 Q1 Plan

Balance at January 1, 2008	$132	$22	$56	$54
Charge for exit activities	119				$119
Facility closure cost payments	(178)	(22)	(56)	(25)	(75)

Balance at June 30, 2008	$73	$-	$-	$29	$44

Final consummation of a transaction under the proposed terms for the Company’s digital video tracking services business and its media communications services business operated in the United Kingdom (see Note 2) may result in additional charges for exit activities, including contract termination costs for real estate and employee termination costs.

8. Stock Options

The Company administers two stock option plans, one covering employees and other eligible participants (the “Employee Plan”) and one covering members of its board of directors (the “Directors’ Plan”). At June 30, 2008, 1,030,147 and 179,400 shares remained available for the issuance of stock options under the Employee Plan and the Directors’ Plan, respectively.

During the first six months of 2008, the Company granted 21,000 stock options under the Employee Plan, of which 15,000 that vest ratably over a four-year period were granted to an employee and 6,000 that vest ratably over a three-year period were granted to non-employee directors of the Company’s Teletrax subsidiaries. During the first six months of 2008, the Company granted 24,000 stock options under the Directors’ Plan to non-employee directors, all of which vest ratably over a three-year period.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following weighted average assumptions were used in calculating the fair value of stock options granted under the Employee Plan and the Directors’ Plan during the six months ended June 30, 2008:

	Employee Plan	Directors’ Plan

Expected term	3.82	3.81
Expected volatility	.5818	.5630
Expected dividends	0%	0%
Risk-free interest rate	3.00%	3.63%

For the six months ended June 30, 2008 and 2007, the Company recognized $176 and $169, respectively, of compensation expense related to stock options. For the three months ended June 30, 2008 and 2007, the Company recognized $87 and $85, respectively, of compensation expense related to stock options. Such amounts were based on the fair value of the stock options at the grant date. The Company did not recognize any tax benefit related to the stock-based compensation expense incurred during the six and three months ended June 30, 2008 and 2007, respectively.

Information relating to activity in the Employee Plan for the six months ended June 30, 2008, is summarized in the following table. All stock option grants included in the following table had exercise prices equal to the market price on the grant date.

	Number of shares	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2008	762,080	$4.83
Options granted	21,000	$2.86	$1.32
Options forfeited and expired	(101,965)	$6.66

Options outstanding at June 30, 2008	681,115	$4.49		$0	6.89

Options exercisable at June 30, 2008	338,170	$4.66		$0	5.25

Information relating to activity in the Directors’ Plan for the six months ended June 30, 2008, is summarized in the following table. All stock option grants included in the following table had exercise prices equal to the market price on the grant date.

	Number of shares	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2008	240,600	$5.11
Options granted	24,000	$4.25	$1.94
Options forfeited and expired	(47,400)	$7.25

Options outstanding at June 30, 2008	217,200	$4.55		$0	6.30

Options exercisable at June 30, 2008	159,867	$4.61		$0	5.38

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Compensation expense related to non-vested stock options under both the Employee Plan and the Directors’ Plan that was not recognized as of June 30, 2008, totaled $704 and is expected to be recognized over a weighted average period of 2.4 years. During the six months ended June 30, 2007, the Company received $29 from the exercise of stock options. No options were exercised during the six months ended June 30, 2008. The Company has a policy of issuing new shares of common stock upon the exercise of stock options.

9. Supplemental Cash Flow Information:

Cash paid for interest and income taxes during the six months ended June 30, 2008 and 2007, was as follows:

	2008	2007

Interest paid	$213	$218

Income taxes paid - net	$29	$1,570

Non-cash investing and financing activities for the six months ended June 30, 2007, consisted entirely of the conversion of $650 of convertible debentures into 160,494 shares of the Company’s common stock. There were no such non-cash investing and financing activities for the six months ended June 30, 2008.

10. Segment Information

The Company measures profit or loss of its segments based on operating income exclusive of any goodwill impairment charges (see Note 4), other impairment charges (see Note 5), or charges for exit activities (see Note 7). Segment information relating to the Company’s results of continuing operations was as follows:

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Revenues:
Media communications services	$11,667	$14,828	$5,711	$7,562
Digital video tracking services	2,470	1,476	1,325	757

Total	$14,137	$16,304	$7,036	$8,319

Operating income (loss):
Media communications services	$(537)	$94	$(211)	$37
Digital video tracking services	(1,631)	(2,054)	(806)	(998)

Total	(2,168)	(1,960)	(1,017)	(961)
Corporate and other business activities	(2,355)	(2,812)	(1,111)	(1,272)
Goodwill impairment	(3,429)		(3,429)
Other impairment charges	(2,413)	-	(2,413)	-
Charges for exit activities	(119)	-	-	-
Interest income (expense) - net	(248)	61	(145)	21

Loss from continuing operations before taxes	$(10,732)	$(4,711)	$(8,115)	$(2,212)

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Segment information related to the Company’s assets was as follows:

	June 30,	December 31,
	2008	2007
Total assets:
Media communications services	$5,974	$11,405
Digital video tracking services	1,806	3,579
Corporate and other business activities	8,700	13,161

Total	$16,480	$28,145

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

In August 2008, the Company’s board of directors approved an offer from Koninklijke Philips Electronics N.V. (“Philips”) to transfer the Company’s ownership interest in its Teletrax subsidiaries, upon consummation of which the Company will have no further involvement in the digital video monitoring business. The transaction, which is subject to standard due diligence procedures, is expected to be consummated by the end of the August 2008. Under the terms of the offer, Philips, which currently owns 24% of each Teletrax subsidiary, would receive the Company’s 76% ownership stake in both Teletrax subsidiaries for a reimbursement of up to approximately $275,000 of certain net operating costs incurred by the Company prior to closing, subject to certain post-closing adjustments. Upon closing of the transaction, Philips will own 100% of the Teletrax entities and the Company will have no further funding obligations.

Also in August 2008, the Company’s board of directors approved an offer it received from World Television Group plc (“World”) to acquire certain assets of the media communications services business operated by the Company’s subsidiary in the United Kingdom. Under the terms of the offer, the Company would receive from World a percentage of the gross profit derived from certain client revenue for a period of eighteen months from the closing date.

The unaudited consolidated financial statements contained in this Form 10-Q include the results of operations and financial position of the Company’s digital video tracking services business and its international media communications services business as a component of continuing operations. The following discussion and analysis (in thousands of dollars) should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto.

Results of Operations

Six months ended June 30, 2008, compared to six months ended June 30, 2007

Revenues for the six months ended June 30, 2008, decreased by $2,167, or 13.3%, as compared to the 2007 period. Revenues from media communications services in the first six months of 2008 decreased by $3,161, or 21.3%, to $11,667 primarily from a general decline in business. International media communications services revenues decreased by $2,119, or 50.8%, and domestic media communications services revenues decreased by $1,042, or 9.8%. Revenues from Teletrax® digital video tracking services in the first six months of 2008 increased by $994, or 67.3%, to $2,470 due to an increase in the number of clients and additional services provided to existing clients.

Direct costs decreased by $1,833 in the first six months of 2008, and as a percentage of revenue decreased to 43.2% from 48.7% in the comparable 2007 period. Such decreases in both dollars and percentage of revenue were primarily the result of higher margin projects on lower volumes of business during the 2008 period in the Company’s international media communications services business.

SG&A expenses in the first six months of 2008 decreased by $705 as compared to the 2007 period, but as a percentage of revenue increased to 81.1% from 74.7%. SG&A expenses in the first six months of 2007 included $178 of transaction-specific compensation related to the sale of U.S. Newswire, the Company’s wire distribution and photography services division, in September 2006.

Exclusive of the transaction-specific compensation in the 2007 period, SG&A expenses in the first six months of 2008 decreased by $527 as compared to the 2007 period, and as a percent of revenue were 81.1% in the first six months of 2008 as compared to 73.6% in the 2007 period. SG&A expenses related to Teletrax® digital video tracking services increased in the first six months of 2008 by $305 primarily as a result of an increase in payroll-related costs associated with the continued expansion of the business. Non-Teletrax® SG&A expenses decreased by $832 primarily as a result of cost reductions achieved in the international media communications services business from a decrease in occupancy costs resulting from a move into new offices in 2007 and lower marketing and staffing costs incurred in the 2008 period.

Based on changes that will result from consummation of the proposed transactions approved by the Company’s board of directors in August 2008 and the continued decline in the media communications services business operated in the United States, the Company determined that its goodwill, all of which relates to the media communications services business, should be tested for impairment prior to the annual testing date of September 30. Based on this goodwill impairment test, the Company determined that the carrying value of its goodwill exceeded its fair value. Accordingly, the Company incurred a goodwill impairment charge of $3,429, resulting in no goodwill remaining at June 30, 2008.

Based on the offers it received and other market factors related to the Company’s digital video tracking services business and its media communications services business operated in the United Kingdom, the Company determined that the carrying value of the long-lived assets used in these businesses is not recoverable and exceeds the fair value of such assets. Accordingly, the Company recognized impairment charges totaling $2,413, which consisted of an impairment charge of $1,808 related to property and equipment used in the digital video tracking services business and an impairment charge of $605 related to property and equipment used in the media communications services business operated in the United Kingdom.

The Company had an operating loss of $10,484 in the first six months of 2008 as compared to an operating loss of $4,772 in the comparable period in 2007. The operating losses in 2008 and 2007 included operating losses of $1,631 and $2,054, respectively, from the Company’s 76%-owned Teletrax subsidiaries. The Company’s results of operations include 100% of the losses from the Teletrax subsidiaries since the minority shareholder has no future funding obligations.

The Company had net interest expense of $248 in the first six months of 2008, as compared to net interest income of $61 in the 2007 period. This decrease is due primarily to a reduction in interest income as a result of the Company’s declining cash balances.

In February 2007, the sale price of U.S. Newswire, which was sold in September 2006, was finalized and determined to be $22,577. The Company received additional cash proceeds in February 2007 totaling $4,427, of which $3,307 represented additional sale price received directly from the buyer, $1,000 represented the release of an escrow balance representing deferred purchase price at closing, and $120 represented an adjustment for additional working capital. The results of operations for the first six months of 2007 included a gain on the sale of U.S. Newswire, net of tax, of $2,618.

Three months ended June 30, 2008, compared to three months ended June 30, 2007

Revenues for the three months ended June 30, 2008, decreased by $1,283, or 15.4%, as compared to the 2007 period. Revenues from media communications services in the second quarter of 2008 decreased by $1,851, or 24.5%, to $5,711 primarily from a general decline in business. International media communications services revenues decreased by $1,295, or 59.1%, and domestic media communications services revenues decreased by $556, or 10.4%. Revenues from Teletrax® digital video tracking services in the second quarter of 2008 increased by $568, or 75.0%, to $1,325 due to an increase in the number of clients and additional services provided to existing clients.

Direct costs decreased by $1,127 in the second quarter of 2008, and as a percentage of revenue decreased to 41.7% from 48.8% in the comparable 2007 quarter. Such decreases in both dollars and percentage of revenue were primarily the result of higher margin projects on lower volumes of business during the 2008 quarter in the Company’s international media communications services business.

SG&A expenses in the second quarter of 2008 decreased by $341 as compared to the 2007 quarter, but as a percentage of revenue increased to 80.9% from 72.5%. SG&A expenses related to Teletrax® digital video tracking services increased in the second quarter of 2008 by $183 primarily as a result of the continued expansion of the business. Non-Teletrax® SG&A expenses decreased by $524 primarily as a result of cost reductions achieved in the international media communications services business from a decrease in occupancy costs resulting from a move into new offices in 2007 and lower marketing and staffing costs incurred in the 2008 period.

The Company incurred a goodwill impairment charge of $3,429 in the second quarter of 2008. The Company also incurred other impairment charges totaling $2,413 related to the long-lived assets of its digital video tracking services business and its international media communications services business.

The Company had an operating loss of $7,970 in the second quarter of 2008 as compared to an operating loss of $2,233 in the comparable quarter in 2007. The operating losses in 2008 and 2007 included operating losses of $806 and $998, respectively, from the Company’s 76%-owned Teletrax subsidiaries.

The Company had net interest expense of $145 in the second quarter of 2008, as compared to net interest income of $21 in the 2007 quarter. This decrease is due primarily to a reduction in interest income as a result of the Company’s declining cash balances.

Financial Condition

The Company continues to finance its operations and capital investment requirements from its existing cash balances, which totaled $8,275 at June 30, 2008. Working capital in the first six months of 2008 decreased by $3,909 primarily as a result of the Company funding operating losses and capital investments during the period.

Cash flows from operating activities during the first six months of 2008 increased by $1,548 as compared to the comparable period in 2007 due primarily to tax payments in the 2007 period associated with the gain on sale of U.S. Newswire and increased accounts receivable collections in the 2008 period, partially offset by a decrease in cash generated from operations. During the first six months of 2008 the Company invested $501 in new equipment and software development.

The Company expects to spend approximately $600 over the remaining six months of 2008 for capital improvements primarily for modernization of its domestic media communications services business. The Company intends to finance these expenditures with working capital. The Company believes that its cash balances and working capital will be sufficient to fund its cash needs through the end of 2008. The Company’s subordinated debentures, which have a face value of $4,350 at June 30, 2008, are due in November 2009. The Company is currently in negotiations with the holders of its subordinated debentures to, among other things, extend the maturity date. There can be no assurances that the Company will be able to successfiully conclude these negotiations. If the Company is unable to successfully conclude these negotiations, and based on the Company’s recent history of operating losses, its projected losses, and other cash requirements for future periods, including any costs related to exit activities associated with the Company’s disposal of its digital video tracking services business and its media communications services business operated in the United Kingdom, there can be no assurance that the Company will have sufficient resources to fully repay these debentures on the current due date.

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

Item 4T. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2008, that have materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of Medialink Worldwide Incorporated was held on June 19, 2008. The stockholders voted on the following matters.

1.	To elect the following three directors of the Company for terms expiring at the annual meeting of stockholders in 2011:

	Shares Voted For	Shares Withheld

Harold Finelt	4,598,275	484,953
Laurence Moskowitz	4,598,275	484,953
Jeffrey Stone	4,598,275	484,953

2.	To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

Shares Voted For	Shares Voted Against	Shares Withheld

4,933,786	149,342	100

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
Dated: August 19, 2008

By: /s/ Kenneth G. Torosian
Kenneth G. Torosian
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)
Dated: August 19, 2008

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