Form 10-Q
period 2008-09-30
MEDIALINK WORLDWIDE INC
filed 2008-11-14
CIK 812890

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The number of shares of the issuer's common stock outstanding as of October 31, 2008, was 6,428,059.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of dollars, except share and per-share amounts)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$7,113	$11,604
Accounts receivable, net of allowance for doubtful accounts of $105 and $150	2,906	4,551
Prepaid expenses	300	450
Prepaid and refundable taxes	1,308	743
Deferred income taxes	-	169
Other current assets	119	91
Current assets of discontinued operations	-	1,611
Total current assets	11,746	19,219

Property and equipment - net	1,338	2,574
Goodwill	-	3,429
Deferred income taxes	-	217
Other assets	682	738
Non-current assets of discontinued operations	-	1,968

Total assets	$13,766	$28,145

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,211	$1,836
Accrued expenses and other current liabilities	3,327	4,198
Current liabilities of discontinued operations	-	1,292
Total current liabilities	4,538	7,326

Convertible debentures, net of unamortized discount of $257 and $422	4,093	3,928
Other long-term liabilities	434	720
Non-current liabilities of discontinued operations	-	45
Total liabilities	9,065	12,019

Commitments and contingencies

Stockholders' Equity:
Series A Preferred stock: $.01 par value, authorized 50,000 shares; none issued and outstanding	-	-
Common stock: $.01 par value, authorized 15,000,000 shares; issued 6,529,180 shares in 2008 and 2007	65	65
Additional paid-in capital	28,689	28,490
Accumulated deficit	(23,394)	(11,826)
Accumulated other comprehensive loss	(316)	(260)
Common stock in treasury (at cost, 101,121 shares)	(343)	(343)
Total stockholders' equity	4,701	16,126

Total liabilities and stockholders' equity	$13,766	$28,145

See notes to unaudited consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share amounts)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$16,927	$22,173	$5,260	$7,345

Operating expenses:
Direct costs	6,620	9,880	1,886	3,140
Selling, general, and administrative expenses	13,241	15,282	4,031	5,062
Depreciation and amortization	855	883	240	297
Goodwill impairment	3,429	-	-	-
Other impairment charges	605	-	-	-
Charge for exit activities	170	-	51	-

Total operating expenses	24,920	26,045	6,208	8,499

Operating loss	(7,993)	(3,872)	(948)	(1,154)
Interest income (expense) - net	(399)	54	(151)	(7)

Loss from continuing operations before taxes	(8,392)	(3,818)	(1,099)	(1,161)
Income tax provision (benefit)	(150)	(937)	5	(299)

Loss from continuing operations	(8,242)	(2,881)	(1,104)	(862)
Income (loss) from discontinued operations, net of tax	(3,326)	441	113	(731)

Net loss	$(11,568)	$(2,440)	$(991)	$(1,593)

Net loss	$(11,568)	$(2,440)	$(991)	$(1,593)
Other comprehensive income (loss)	(56)	89	(40)	53

Comprehensive loss	$(11,624)	$(2,351)	$(1,031)	$(1,540)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$(1.28)	$(0.45)	$(0.17)	$(0.13)
Income (loss) from discontinued operations	(0.52)	0.07	0.02	(0.12)

Net loss	$(1.80)	$(0.38)	$(0.15)	$(0.25)

Weighted average number of common shares:
Basic and diluted	6,428	6,380	6,428	6,415

See notes to unaudited consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of dollars)

	For the nine months ended
	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,568)	$(2,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	855	883
Deferred income taxes	386	589
Loss (income) from discontinued operations	3,326	(441)
Goodwill impairment	3,429	-
Other impairment charges	605	-
Other	602	533
Changes in operating assets and liabilities:
Accounts receivable	1,502	(237)
Prepaid expenses and other assets	47	718
Prepaid and refundable taxes	(565)	(4,035)
Accounts payable and accrued expenses	(1,425)	(1,294)
Other liabilities	(349)	(313)
Net cash used in operating activities of discontinued operations	(569)	(1,843)
Net cash used in operating activities	(3,724)	(7,880)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(225)	(793)
Proceeds (expenditures) on sale of businesses	(192)	4,513
Net cash used in investing activities of discontinued operations	(335)	(285)
Net cash provided by (used in) investing activities	(752)	3,435

CASH FLOWS FROM FINANCING ACTIVITIES - Proceeds from the issuance of common stock in connection with the exercise of stock options and warrants	-	266

Net decrease in cash and cash equivalents	(4,476)	(4,179)
Effect of exchange rate changes on cash and cash equivalents	(15)	25
Cash and cash equivalents at the beginning of period	11,604	16,624

Cash and cash equivalents at end of period	$7,113	$12,470

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

In August 2008, the Company transferred its 76% ownership interests in its digital video monitoring services business (see Note 3). The accompanying unaudited consolidated financial statements reflect this business as a discontinued operation in all periods presented. Accordingly, prior period financial statements have been reclassified to reflect the financial position, results of operations, and cash flows of this business separately from continuing operations. Certain other prior-period amounts in the accompanying financial statements have been reclassified to conform to the 2008 presentation.

2. Subsequent Events

On October 1, 2008, the Company sold the client list of Medialink UK Limited (“Medialink UK”), its UK-based media communications services subsidiary, to World Television Group plc (“World”). Under the terms of the agreement, the Company will receive from World a percentage of the gross profit derived from certain Medialink UK client revenue for a period of eighteen months from the closing date. In contemplation of this transaction, the Company began winding down the operations of Medialink UK in August 2008, upon conclusion of which the Company will no longer maintain an operation in the United Kingdom.

On October 6, 2008, the Company entered into Amendment and Waiver Agreements (the “Amendments”) with each of the holders (the “Debenture Holders”) of the Company’s Variable Rate Convertible Debentures due November 9, 2009 (the “Debentures”). Under the terms of the Amendments, the Company made a $2,000 payment to the Debenture Holders, $1,700 of which was applied to principal outstanding and $300 of which satisfies the Company’s future interest obligations on the Debentures for the fifteen-month period following the payment date. The Company also amended the exercise price from $3.99 to $0.50 on 524,637 warrants to purchase the Company’s common stock held by the Debenture Holders. In exchange for the foregoing, the maturity date of the remaining principal balance of the Debentures of $2,650 was extended to June 30, 2010, and certain definitions relating to events of default under the Debentures were modified. In addition, simultaneous with the execution of the Amendments, the Company and the Debenture Holders entered into a Security Agreement pursuant to which the Company granted the Debenture Holders a security interest in the Company’s assets. The Company expects to incur a loss on extinguishment in the fourth quarter of 2008 of approximately $119 in connection with the prepayment of principal on the Debentures.

3. Discontinued Operations

On August 29, 2008, the Company transferred its 76% ownership interests in TTX (US) LLC and TTX Limited (collectively, “Teletrax”), the two subsidiaries that comprised the Company’s digital video monitoring services business, to Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V. (collectively, “Philips”), respectively. Prior to the transaction, Philips held a 24% ownership interest in each of the Teletrax entities, and upon closing of the transaction Philips owns 100% of the Teletrax entities. The Company has no further involvement in the digital video monitoring services business and no further funding obligations for Teletrax.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

In exchange for the ownership interests in Teletrax, Philips reimbursed the Company approximately $284 for net operating costs incurred prior to closing and $129 for cash balances transferred at closing, and the Company reimbursed Philips approximately $468 representing an adjustment related to working capital, resulting in a payment by the Company of $55 to Philips, which was paid in November 2008.

Pursuant to its agreement with Philips, the Company agreed to indemnify Philips for breaches of certain standard representations and warranties for a period of eighteen months following closing, except for indemnification obligations for representations and warranties related to organization and authorization matters, which survive indefinitely. The Company’s potential liability for such indemnification obligations is not triggered until damages incurred by Philips from any such breach of representations and warranties exceed $50. In such event, the Company will be liable for all such damages incurred, with the Company’s total liability limited to $1,500 in the aggregate. The Company also agreed to indemnify Philips indefinitely for certain tax and employee matters, for which there is no limit on potential liability. No amount has been recognized in connection with such potential indemnification obligations.

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

The results of operations of Teletrax, the estimated gain on the disposal of Teletrax, and the additional gain on the sale of U.S Newswire are presented as discontinued operations in the accompanying unaudited consolidated statements of operations as follows:

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007

Revenues	$3,274	$2,355	$804	$879

Loss from operations before income taxes	$(3,750)	$(3,063)	$(311)	$(1,009)
Income tax benefit	(12)	(886)	(12)	(278)
Loss from operations	(3,738)	(2,177)	(299)	(731)

Gain on sale before income taxes	424	4,513	424	-
Income tax expense	12	1,895	12	-
Gain on sale of division	412	2,618	412	-

Income (loss) from discontinued operations	$(3,326)	$441	$113	$(731)

At December 31, 2007, the current assets of Teletrax reported as a discontinued operation consisted of $1,128 of cash, $414 of accounts receivable, and $69 of prepaid expenses; the long-term assets of $1,968 consisted entirely of property and equipment; the current liabilities consisted of $350 of accounts payable and $942 of accrued expenses; the non-current liabilities of $45 consisted entirely of deferred revenue.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

4. Goodwill

As a result of the Company’s planned actions with regard to Teletrax (see Note 3) and Medialink UK (see Note 2), and the continued decline in the US-based media communications services business, the Company determined that its goodwill, all of which related to the media communication services business, should be tested for impairment prior to the annual testing date of September 30 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Based on the Teletrax and Medialink UK transactions resulting in the Company having a single operating segment, the determination of fair value for purposes of the goodwill impairment test was based on quoted market prices for the Company’s common stock. Based on this goodwill impairment test, the Company determined that the carrying value of its goodwill exceeded its fair value. Accordingly, the Company incurred a goodwill impairment charge of $3,429 as of June 30, 2008, resulting in no goodwill remaining as of that date.

5. Other Impairment Charges

Based on the Company’s planned actions with regard to Teletrax and Medialink UK, and other market factors related to both Teletrax and Medialink UK, the Company determined that the carrying value of the long-lived assets used in these businesses was not recoverable and exceeded the fair value of such assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recognized impairment charges as of June 30, 2008, totaling $2,413, which consisted of an impairment charge of $1,808 related to Teletrax property and equipment, which is included as a component of the loss from operations of discontinued operations (see Note 3), and an impairment charge of $605 related to Medialink UK property and equipment.

6. Earnings (Loss) per Share

Basic earnings (loss) per share of common stock is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. There were no reconciling items to net income (loss) to arrive at income (loss) available to common stockholders for the year-to-date and quarterly periods ended September 30, 2008 and 2007. Diluted earnings (loss) per share of common stock is computed by giving effect to all dilutive potential common shares. The number of shares used in the calculation of diluted earnings (loss) per share for the periods ended September 30, 2008 and 2007, excluded incremental shares related to stock options and warrants and incremental shares related to convertible debentures as follows:

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007

Shares related to stock options and warrants	329	324,849	-	181,612

Shares related to convertible debentures	1,074,074	1,091,294	1,074,074	1,074,074

All such incremental shares were excluded from the calculation of diluted earnings (loss) per share due to their antidilutive effect on income from continuing operations.

7. Exit Activities

In January 2008, the Company completed a plan to vacate a portion of its facility in New York (the “2008 Q1 Plan”). The results of operations for the nine months ended September 30, 2008, include a charge of $147 related to the 2008 Q1 Plan, which consisted entirely of costs associated with a contractual lease obligation. In addition, during 2006 the Company initiated and completed two separate exit activities in connection with the sale of U.S. Newswire (the “2006 Q3 Plan” and the “2006 Q4 Plan”) and in September 2003 initiated and completed an exit activity relating to one of its office locations in Norwalk, CT (the “2003 Plan”). The remaining liability for future payments for these plans and the amounts charged against the liability were as follows:

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Total	2003 Plan	2006 Q3 Plan	2006 Q4 Plan	2008 Q1 Plan

Balance at January 1, 2008	$132	$22	$56	$54
Charge for exit activities	147	-	-	-	$147
Facility closure cost payments	(230)	(22)	(56)	(38)	(114)
Adjustment to liability	23	-	-	23	-

Balance at September 30, 2008	$72	$-	$-	$39	$33

The adjustment to the liability for the 2006 Q4 Plan resulted from a change in estimate of the Company’s future building lease obligations. All remaining liabilities for exit activities at September 30, 2008, pertain to facility closure costs.

The Company commenced winding down Medialink UK in anticipation of the sale of its client list (see Note 2). Accordingly, the Company plans to complete certain exit activities in the fourth quarter of 2008, which include terminating 17 employees and vacating its facility in London. The Company will incur a charge in future periods upon completion of this plan that will be included in the results of operations from discontinued operations. The current estimate of such charge is approximately $1,400, of which $450 relates to estimated employee termination costs for UK-based employees and $950 relates to estimated closure costs including contractual lease obligations.

8. Stock Options

The Company administers two stock option plans, one covering employees and other eligible participants (the “Employee Plan”) and one covering members of its board of directors (the “Directors’ Plan”). At September 30, 2008, 1,163,172 and 179,400 shares remained available for the issuance of stock options under the Employee Plan and the Directors’ Plan, respectively.

During the first nine months of 2008, the Company granted 21,000 stock options under the Employee Plan, of which 15,000 that vest ratably over a four-year period were granted to an employee and 6,000 that vest ratably over a three-year period were granted to non-employee directors of the Company’s Teletrax subsidiaries. During the first nine months of 2008, the Company granted 24,000 stock options under the Directors’ Plan to non-employee directors, all of which vest ratably over a three-year period.

The following weighted average assumptions were used in calculating the fair value of stock options granted under the Employee Plan and the Directors’ Plan during the nine months ended September 30, 2008:

	Employee Plan	Directors’ Plan

Expected term	3.82	3.81
Expected volatility	.5818	.5630
Expected dividends	0%	0%
Risk-free interest rate	3.00%	3.63%

For the nine months ended September 30, 2008 and 2007, the Company recognized $199 and $267, respectively, of compensation expense related to stock options. For the three months ended September 30, 2008 and 2007, the Company recognized $23 and $98, respectively, of compensation expense related to stock options. Such amounts were based on the fair value of the stock options at the grant date. The Company did not recognize any tax benefit related to the stock-based compensation expense incurred during the nine and three months ended September 30, 2008 and 2007, respectively.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Information relating to activity in the Employee Plan for the nine months ended September 30, 2008, is summarized in the following table. All stock option grants included in the following table had exercise prices equal to the market price on the grant date.

	Number of shares	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2008	762,080	$4.83
Options granted	21,000	$2.86	$1.32
Options forfeited and expired	(234,990)	$5.60

Options outstanding at September 30, 2008	548,090	$4.42		$0	6.58

Options exercisable at September 30, 2008	327,410	$4.43		$0	5.40

Information relating to activity in the Directors’ Plan for the nine months ended September 30, 2008, is summarized in the following table. All stock option grants included in the following table had exercise prices equal to the market price on the grant date.

	Number of shares	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2008	240,600	$5.11
Options granted	24,000	$4.25	$1.94
Options forfeited and expired	(47,400)	$7.25

Options outstanding at September 30, 2008	217,200	$4.55		$0	6.05

Options exercisable at September 30, 2008	163,200	$4.60		$0	5.20

Compensation expense related to non-vested stock options under both the Employee Plan and the Directors’ Plan that was not recognized as of September 30, 2008, totaled $444 and is expected to be recognized over a weighted average period of 2.2 years. During the nine months ended September 30, 2007, the Company received $82 from the exercise of stock options. No options were exercised during the nine months ended September 30, 2008. The Company has a policy of issuing new shares of common stock upon the exercise of stock options.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

9. Supplemental Cash Flow Information:

Cash paid for interest and income taxes during the nine months ended September 30, 2008 and 2007, was as follows:

	2008	2007

Interest paid	$321	$327

Income taxes paid – net	$29	$1,592

Non-cash investing and financing activities for the nine months ended September 30, 2007, consisted entirely of the conversion of $650 of convertible debentures into 160,494 shares of the Company’s common stock. There were no such non-cash investing and financing activities for the nine months ended September 30, 2008.

10. Operating Segment Information

The Company’s sole reportable segment as of September 30, 2008, is the media communications services business, which consisted of an aggregation of two operating segments – the Company’s US-based media communications services business and Medialink UK, the latter of which is being wound down (see Note 2). The Company measures profit or loss of its operating segments based on operating income exclusive of any goodwill impairment charges (see Note 4), other impairment charges (see Note 5), or charges for exit activities (see Note 7). Operating segment information relating to the Company’s results of continuing operations was as follows:

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Revenues:
US-based media communications services	$14,660	$15,629	$4,984	$4,894
UK-based media communications services	2,267	6,544	276	2,451

Total	$16,927	$22,173	$5,260	$7,345

Operating income (loss):
US-based media communications services	$564	$487	$550	$90
UK-based media communications services	(1,001)	(243)	(450)	60

Total	(437)	244	100	150
Corporate and other business activities	(3,352)	(4,116)	(997)	(1,304)
Goodwill impairment	(3,429)	-	-	-
Other impairment charges	(605)	-	-	-
Charges for exit activities	(170)	-	(51)	-
Interest income (expense) - net	(399)	54	(151)	(7)

Loss from continuing operations before taxes	$(8,392)	$(3,818)	$(1,099)	$(1,161)

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Operating segment information related to the Company’s assets was as follows:

	September 30,	December 31,
	2008	2007
Total assets:
US-based media communications services	$4,011	$8,234
UK-based media communications services	1,137	3,171
Corporate and other business activities	8,618	13,161
Discontinued operations	-	3,579

Total	$13,766	$28,145

11. Common Stock Listing

In July 2008, the Company transferred the listing of its common stock from the Nasdaq Global Market to the Nasdaq Capital Market.

In August 2008, the Company received notice from the Nasdaq Stock Market that for a period of thirty consecutive business days the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing in accordance with the Marketplace Rule 4310(c)(4). In accordance with Nasdaq Marketplace Rule 4310(c)(8)(D), the Company has been provided with a grace period of 180 days to regain compliance. During this grace period, the Company’s common stock continues to be listed on the Nasdaq Stock Market.

In October 2008, the Company received notice from the Nasdaq Stock Market that the $1.00 per share minimum bid price requirement for continued listing had been temporarily suspended through January 19, 2009. Accordingly, the Company’s grace period has been extended through May 18, 2009.

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

In August 2008, the Company transferred its ownership interests in TTX (US) LLC and TTX Limited (collectively, “Teletrax”), the two subsidiaries that comprised the Company’s digital video monitoring services business, to Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V. (collectively, “Philips”), respectively.

In October 2008, the Company sold the client list of Medialink UK Limited (“Medialink UK”), its UK-based media communications services subsidiary, to World Television Group plc (“World”). In contemplation of this transaction, the Company began winding down the operations of Medialink UK in August 2008.

The unaudited consolidated financial statements contained in this Form 10-Q reflect Teletrax as a discontinued operation and include Medialink UK as a component of continuing operations. The following discussion and analysis (in thousands of dollars) should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto.

Results of Operations

Nine months ended September 30, 2008, compared to nine months ended September 30, 2007

Revenues for the nine months ended September 30, 2008, decreased by $5,246, or 23.7%, as compared to the 2007 period. Revenues from the Company’s US-based media communications services business decreased by $969, or 6.2%. Revenues in the 2008 and 2007 periods include $466 and $631, respectively, of service revenues recognized under a minimum commitment arrangement for which no services were provided. Revenues from Medialink UK decreased by $4,277, or 65.4%, as a result of a decline in business and winding down this operation during the period.

Direct costs decreased by $3,260 in the first nine months of 2008, and as a percentage of revenue decreased to 39.1% from 44.6% in the comparable 2007 period. The decrease as a percentage of revenue was primarily the result of certain cost cutting initiatives in the US-based media communications services business.

Selling, general, and administrative (“SG&A”) expenses in the first nine months of 2008 decreased by $2,041 as compared to the 2007 period, but as a percentage of revenue increased to 78.2% from 68.9%. SG&A expenses decreased by $808 in Medialink UK as a result of cost reductions achieved and the winding down of the business. SG&A expenses decreased by $1,233 in the remaining business from a decrease in payroll costs as a result of headcount reductions, a decrease in occupancy costs as a result of consolidating certain offices, and lower marketing costs incurred in the 2008 period.

As a result of the Company’s planned actions with regard to Teletrax and Medialink UK, and the continued decline in the US-based media communications services business, the Company determined that its goodwill, all of which related to the media communications services business, should be tested for impairment prior to the annual testing date of September 30. Based on this goodwill impairment test, the Company determined that the carrying value of its goodwill exceeded its fair value. Accordingly, the Company incurred a goodwill impairment charge of $3,429 as of June 30, 2008, resulting in no goodwill remaining as of that date.

Based on the Company’s planned actions with regard to Teletrax and Medialink UK, and other market factors related to both Teletrax and Medialink UK, the Company determined that the carrying value of the long-lived assets used in these businesses was not recoverable and exceeded the fair value of such assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recognized impairment charges as of June 30, 2008, totaling $2,413, which consisted of an impairment charge of $605 related to Medialink UK property and equipment and an impairment charge of $1,808 related to Teletrax property and equipment, which is included as a component of the loss from operations of discontinued operations.

The Company had an operating loss of $7,993 in the first nine months of 2008 as compared to an operating loss of $3,872 in the comparable period in 2007.

The Company had net interest expense of $399 in the first nine months of 2008, as compared to net interest income of $54 in the 2007 period. This increase in net interest expense is due primarily to a reduction in interest income earned as a result of the Company’s declining cash balances.

On August 29, 2008, the Company transferred its ownership interests in Teletrax to Philips. Upon consummation of the transaction, the Company has no further involvement in the digital video monitoring services business and no further funding obligations for Teletrax. In exchange for the ownership interests in Teletrax, Philips reimbursed the Company approximately $284 for net operating costs incurred prior to closing and $129 for cash balances transferred at closing, and the Company reimbursed Philips approximately $468 representing an adjustment related to working capital, resulting in a payment by the Company of $55 to Philips, which was paid in November 2008. The results of operations for the nine months ended September 30, 2008, included a loss from discontinued operations of $3,326 related to Teletrax, which consisted of a loss from operations of $3,738 and a gain on disposal of $412.

In February 2007, the sale price of U.S. Newswire, the Company's wire distribution and photography services business that was sold in September 2006, was finalized and determined to be $22,577. The Company received additional cash proceeds in February 2007 totaling $4,427, of which $3,307 represented additional sale price received directly from the buyer, $1,000 represented the release of an escrow balance representing deferred purchase price at closing, and $120 represented an adjustment for additional working capital. The results of operations for the nine months ended September 30, 2007, included income from discontinued operations of $441, which consisted of a loss from operations of Teletrax of $2,177 and a gain on the sale of U.S. Newswire, net of tax, of $2,618.

Three months ended September 30, 2008, compared to three months ended September 30, 2007

Revenues for the three months ended September 30, 2008, decreased by $2,085, or 28.4%, as compared to the 2007 period. Revenues from the Company’s US-based media communications services business increased by $90, or 1.8%. Revenues in the 2008 and 2007 periods include $466 and $631, respectively, of service revenues recognized under a minimum commitment arrangement for which no services were provided. Revenues from Medialink UK decreased by $2,175, or 88.7%, as a result of winding down this operation during the period.

Direct costs decreased by $1,254 in the third quarter of 2008, and as a percentage of revenue decreased to 35.9% from 42.8% in the comparable 2007 quarter. The decrease as a percentage of revenue was primarily the result of certain cost cutting initiatives in the US-based media communications services business.

SG&A expenses in the third quarter of 2008 decreased by $1,031 as compared to the 2007 period, but as a percentage of revenue increased to 76.6% from 68.9%. SG&A expenses decreased by $371 in Medialink UK as a result of cost reductions achieved and the winding down of the business. SG&A expenses decreased by $660 in the remaining business from a decrease in payroll costs as a result of headcount reductions, a decrease in occupancy costs as a result of consolidating certain offices, and lower marketing costs incurred in the 2008 period.

The Company had an operating loss of $948 in the third quarter of 2008 as compared to an operating loss of $1,154 in the comparable quarter in 2007.

The Company had net interest expense of $151 in the third quarter of 2008, as compared to net interest expense of $7 in the 2007 quarter. This increase in net interest expense is due primarily to a reduction in interest income earned as a result of the Company’s declining cash balances.

The results of operations for the three months ended September 30, 2008, included income from discontinued operations of $113 related to Teletrax, which consisted of a loss from operations of $299 and a gain on disposal of $412. The results of operations for the three months ended September 30, 2007, included a loss from discontinued operations of $731, which represented a loss from operations for Teletrax.

Financial Condition

The Company continues to finance its operations and capital investment requirements from its existing cash balances, which totaled $7,113 at September 30, 2008. Working capital in the first nine months of 2008 decreased by $4,685 primarily as a result of the Company funding operating losses and capital investments for both continuing operations and discontinued operations during the period.

Cash flows from operating activities of continuing operations increased by $2,882 during the first nine months of 2008 as compared to the comparable period in 2007 due primarily to tax payments in the 2007 period associated with the gain on sale of U.S. Newswire and increased accounts receivable collections in the 2008 period, partially offset by a decrease in cash generated from operations. During the first nine months of 2008 the Company invested $225 in new equipment and software development for its continuing operations and incurred fees related to the disposal of Teletrax of $192.

On October 6, 2008, the Company entered into Amendment and Waiver Agreements (the “Amendments”) with each of the holders (the “Debenture Holders”) of the Company’s Variable Rate Convertible Debentures due November 9, 2009 (the “Debentures”). Under the terms of the Amendments, the Company made a $2,000 payment to the Debenture Holders, $1,700 of which was applied to principal outstanding and $300 of which satisfies the Company’s future interest obligations on the Debentures for the fifteen-month period following the payment date. The Company amended the exercise price from $3.99 to $0.50 on 524,637 warrants to purchase the Company’s common stock held by the Debenture Holders. In exchange for the foregoing, the maturity date of the remaining principal balance of the Debentures of $2,650 was extended to June 30, 2010, and certain definitions related to events of default under the Debentures were modified. In addition, simultaneous with the execution of the Amendments, the Company and the Debenture Holders entered into a Security Agreement pursuant to which the Company granted the Debenture Holders a security interest in the Company’s assets. The Company expects to incur a loss on extinguishment of approximately $119 in connection with the prepayment of principal on the Debentures.

In addition to the $2,000 payment to the Debenture Holders in October 2008, over the next twelve months the Company expects to spend approximately $875 related to the wind down of Medialink UK, $175 for fees related to the disposal of Teletrax that have been accrued as of September 30, 2008, $475 related to existing severance obligations to terminated employees that are included as a component of “other liabilities”, and $300 for capital improvements for modernization of its US-based media communications services business. Although the Company intends to finance these expenditures and its continuing operations with working capital, the recent volatility in domestic and international financial markets and deteriorating worldwide economic conditions could have an adverse effect on the Company’s ability to do so.

The Company currently forecasts a decline in revenue from its US-based media communications services business of approximately $1,400 in the fourth quarter of 2008. If current economic conditions do not improve or deteriorate further, there could be further significant adverse effects on the Company’s business and on the Company’s ability to obtain additional financing if such need arises. The Company is exploring its strategic alternatives and will take actions as necessary in response to economic conditions.

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

Item 4T. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2008, that have materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Current economic conditions – Recent volatility in domestic and international financial markets has resulted in deteriorating worldwide economic conditions. Demand for the Company’s services may decline in such an economic climate as a result of budget constraints and financial instability of certain clients. If economic conditions do not improve or continue to deteriorate further, there could be a significant adverse effect on the Company’s business, results of operations, and financial condition.

Available capital – Additional capital for financing may not be available in the current economic climate. The Company may need access to additional capital if deteriorating economic conditions result in a continued and further decline in the Company’s business. If such additional capital was not available in the marketplace, there would be a significant adverse effect on the Company’s ability to remain a going concern.

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

Dated: November 14, 2008

By:	/s/ Kenneth G. Torosian
Kenneth G. Torosian
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: November 14, 2008

EXHIBIT INDEX

Exhibit No.	Description

2.1
Asset Purchase Agreement dated as of September 29, 2006, between Medialink Worldwide Incorporated and PR Newswire Association, LLC (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 5, 2006).

2.2
Securities Purchase Agreement dated as of August 29, 2008, entered into by and among Philips Electronics North America Corporation, Koninklijke Philips Electronics N.V., and Medialink Worldwide Incorporated (Incorporated by reference to Exhibit No. 2.2 of Registrant’s Current Report on Form 8-K filed on September 4, 2008).

2.3
Agreement dated as of October 1, 2008, among Medialink UK Limited, World Television Group plc, and Medialink Worldwide Incorporated (Incorporated by reference to Exhibit No. 2.2 of Registrant’s Current Report on Form 8-K filed on October 7, 2008).

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

4.2	Form of Variable Rate Convertible Debenture due November 9, 2009 (Incorporated by reference to Exhibit No. 4.2 of Registrant’s Current Report on Form 8-K filed on November 9, 2004).
4.3	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit No. 4.1 of Registrant’s Current Report on Form 8-K filed on November 9, 2004).
4.4	Form of Registration Rights Agreement, dated as of November 8, 2004 (Incorporated by reference to Exhibit No. 4.3 of Registrant’s Current Report on Form 8-K filed on November 9, 2004).
4.5	Form of Amendment and Waiver Agreement dated as of October 6, 2008 (Incorporated by reference to Exhibit No. 4.5 of Registrant’s Current Report on Form 8-K filed on October 10, 2008).
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

10.12	Amended and Restated Employment Agreement, dated as of November 12, 2008, by and between Medialink Worldwide Incorporated and Kenneth G. Torosian.
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

10.15
Securities Purchase Agreement dated as of November 8, 2004 among Medialink Worldwide Incorporated, Iroquois Capital LP, Portside Growth and Opportunity Fund, Rockmore Investment Master Fund Ltd., and Smithfield Fiduciary LLC (Incorporated by reference to Exhibit No. 10.1 of Registrant’s Current Report on Form 8-K filed on November 9, 2004).

10.16
Security Agreement among Medialink Worldwide Incorporated, Iroquois Master Fund, Ltd., Portside Growth and Opportunity Fund, Rockmore Investment Master Fund Ltd., and Smithfield Fiduciary LLC (Incorporated by reference to Exhibit No. 10.16 of Registrant’s Current Report on Form 8-K filed on October 10, 2008).

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