Form 10-K
period 2008-12-31
MEDIALINK WORLDWIDE INC
filed 2009-04-15
CIK 812890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐ RANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from      to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates based on the closing market price on June 30, 2008, was $6,200,010.

The number of shares of the registrant’s common stock outstanding as of February 28, 2009, was 6,428,059 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2009 Definitive Proxy Statement to be filed with the Securities and Exchange Commission are incorporated by reference into Part III hereof.

TABLE OF CONTENTS

Item		Page
	PART I
1	Business	2
1A	Risk Factors	6
1B	Unresolved Staff Comments	8
2	Properties	8
3	Legal Proceedings	8
4	Submission of Matters to a Vote of Security Holders	8
	Executive Officers of the Company	9

	PART II
5	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10
6	Selected Financial Data	10
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
7A	Quantitative and Qualitative Disclosures About Market Risk	15
8	Financial Statements and Supplementary Data	15
9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	15
9A(T)	Controls and Procedures	16
9B	Other Information	16

	PART III
10	Directors, Executive Officers and Corporate Governance	17
11	Executive Compensation	17
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	17
13	Certain Relationships and Related Transactions, and Director Independence	17
14	Principal Accountant Fees and Services	17

	PART IV
15	Exhibits, Financial Statement Schedules	18
	Signatures	19

PART I

Certain statements made in this Annual Report on Form 10-K are “forward looking” statements (within the meaning of the Private Securities Litigation Reform Act of 1995, as amended).  Such statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements.  See “Item 1A – Risk Factors” for a description of certain factors that might cause such a difference.

Item 1.	Business.

General

Medialink Worldwide Incorporated (the “Company”, “Medialink”, “we”, “us”, “our”) is a leading provider of media communications services to corporations and other organizations.  Through our operations in the United States we provide news and marketing media strategies and solutions that enable our clients to inform and educate their audiences through various media, including television, radio, and the Internet.

In August 2008, we transferred our 76% ownership interests in TTX (US) LLC and TTX Limited (collectively, “Teletrax”) to Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V., respectively (collectively, “Philips”).  Teletrax provided digital video tracking services to video content providers, such as entertainment companies, news organizations, television syndicators, direct-response marketing companies, and sports organizations.  Teletrax comprised our digital video monitoring services segment, and as a result of the transfer of ownership we no longer provide such services.

In October 2008, we sold the client list of Medialink UK Limited (“Medialink UK”), our UK-based media communications services business, to World Television Group plc (“World”) and subsequently wound down the operation.  Medialink UK was an operating segment within our media communications services segment, and as a result of the sale we no longer operate a UK-based media communications services business.

The Company has a history of operating losses and expects to incur operating losses in 2009 as revenues continue to decline in the current economic climate.  The Company’s sole source of capital is its working capital, which may not be sufficient to fund continuing operating losses and existing obligations.  The Company is currently pursuing various strategic alternatives, including obtaining additional financing or investment from potentially interested third-party investors or buyers.  The Company also continues to take action to reduce its costs, and has completed, and will continue to initiate, various measures in an effort to achieve profitability.  If the Company is not successful in these efforts it may not be able to finance its operations and commitments with its working capital, and therefore may not be able to continue as a going concern, which would result in the Company’s inability to realize the carrying value of its assets and liquidate its liabilities.

Medialink was incorporated in Delaware in 1986.  Our website is http://www.medialink.com.  Our Annual Reports on Forms 10-K, Quarterly Reports on Forms 10-Q, and Current Reports on Forms 8-K along with any amendments to those reports are available, free of charge, on or through our website as soon as reasonably practicable after we electronically file such reports with the Securities and Exchange Commission.

Segment Information

Upon the transfer of our ownership interests in Teletrax and the winding down of Medialink UK, our sole reporting and operating segment is our US-based media communications services business.

Services

We offer a range of video and audio consultation, production, electronic storage, distribution, and monitoring services.  Our video and audio offerings include video news releases, “b-roll” packages, short-form promotional videos, live event broadcasts, and audio news releases that we deliver to traditional broadcast and Internet outlets.  Our clients can choose individual service offerings on a stand-alone basis or a suite of our service offerings and distribution channels to better reach their intended audience.  We provide our clients with consultative guidance to assist them in identifying potential interest in their message, and offer our clients all aspects of production services, including scripting, recording, editing, and narration.  Through Mediaseed®, our Web-based content management platform, we also offer our clients a subscription-based electronic storage, management, delivery, and retrieval solution for their video, audio, and other content.

We distribute our clients’ content to appropriate broadcast television and radio stations through our comprehensive distribution platform and to on-line media outlets worldwide.  In addition, we deliver branded client content in multiple formats directly to consumers and other specific and general audiences via the Internet.  Our wide range of standard and customized services enables our clients to build public recognition, highlight the launch of new products, explain or respond to crisis situations, and meet their other communications objectives.  We monitor and analyze the extent to which content is aired through the use of several distinct third-party services, used either independently or in combination.  This monitoring and analysis provides valuable feedback to our clients about the size and type of audience that was reached, and the context in which the video was aired.

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

Mediaseed® offers our clients an Internet-based platform for managing all of their video, audio, still picture, and print content regardless of its format and origination.  Mediaseed® allows clients to collaborate with their colleagues, provide archive access to traditional broadcast and Internet media interested in the client’s content, and easily post their content on their own or other third-party websites.  Through the use of custom designed digital newsrooms, Mediaseed® enables clients to post video and other rich media, select media distribution options, and expedite delivery of content worldwide to professional journalists and publishers.  Through our Interactive News Release, Mediaseed® enables consumers to access content directly and to participate in news dissemination through various social media tools, further widening the audience viewing our clients’ content.

We distribute our clients’ content to the various media outlets with full disclosure as to its source.  All video news releases and b-roll material clearly identify Medialink as the source of the material and are delivered with “slates” or other labeling at the beginning of the video providing the name of the client, certain technical information, and editorial contact information so that station personnel may request additional information or clarification.  Audio news releases identify Medialink as the source of the material and indicate the name of the client.  Satellite media tours and radio media tours are delivered to broadcasters with the identity of the source or entity sponsoring the media tour.  All video content distributed through Mediaseed® is clearly identified as being provided by Medialink, and includes the name of our client and in many instances includes the client’s website information so viewers can seek additional information.

We rely on our long-standing distribution alliances and our relationships with major news organizations for distributing our clients’ content to newsroom decision makers.  We distribute video news releases via satellite transmission, which makes the material available to newsrooms for retrieval and use.  We also distribute our clients’ video through a digital distribution system that is used for distribution directly to affiliates of national networks.  We also notify television newsrooms of the availability of client content through e-mails and direct telephone calls made by our trained personnel.

Using Mediaseed® we distribute client video in multiple formats through multiple on-line distribution channels.  We distribute client material on-line by posting video and audio podcasts on the Internet through Yahoo!, Google, and a wide range of other websites, and we have entered into arrangements with various Internet distribution platforms to provide for the placement of client material on an even greater array of news, general information, and interest-specific sites.  We have also developed a proprietary distribution platform for the advance notification and delivery of multi-media content to on-line newsrooms.  This proprietary distribution platform, which leverages off of Mediaseed®, provides for the distribution of broadcast quality video to newsrooms and journalists by syndicating our clients’ content via RSS feeds and by delivery to the websites of television news stations.

For international distribution, we primarily use the services of the Associated Press, which for international markets provides both the notification of the availability of client content as well as the infrastructure through which such content is distributed.  We also use the services of third-party providers in the United Kingdom and Europe for the distribution and tracking of client content.

Our revenues are subject to seasonal fluctuations.  The volume of projects from clients declines immediately after the year-end holiday season and again during the summer months, resulting in lower revenues in the first and third quarters of each calendar year as compared to the second and fourth quarters.  In addition, although not seasonal in nature, the revenues can decline when media concentrate coverage on significant news events, which poses the risk of crowding out the clients’ message.

Clients

Our client base encompasses approximately 400 clients in a wide variety of enterprises and organizations, including automobile manufacturers, pharmaceutical companies, consumer goods companies, entertainment companies, and the public relations firms that represent the various entities.  No single client accounted for more than 10% of our revenues for the years ended December 31, 2008 and 2007.  For the years ended December 31, 2008 and 2007, the five largest clients accounted for approximately 24.8% and 20.5%, respectively, of revenues and the fifty largest clients accounted for approximately 65.4% and 64.4%, respectively, of revenues.  A significant reduction in business from any single client would not have a material adverse effect on the business or on Medialink.  We have contracts with many of our clients, but in most instances there is no contractual arrangement that would prevent clients from selecting other means to perform some or all of their work.

Sales and Marketing

We rely primarily on an internal sales force and support staff of 22 employees to sell and market our services.  Because they have conducted business together over several years the members of our internal sales force have established strong working relationships with certain of their clients.  These strong client relationships enable us to obtain repeat business over a long-term period in the absence of any contractual commitment with our clients.  However, because of these strong client relationships, the loss of any single member of our internal sales force could result in a decline in revenues if clients choose to move their business to another provider.

Competition

We have competitors in all of our service offerings, although many competitors do not offer our whole array of services and therefore only compete with us for select services.  Many of our competitors are specialty organizations that compete within a narrow band of our service offerings.  Certain of our competitors have available greater financial, technological, marketing, and other resources, and therefore may pose a more significant challenge.  We compete for services on the basis of quality of service, price of service, the ability to satisfy client demands, and the ability to offer a wide variety of services, products, and distribution means to better disseminate our clients’ messages.

Employees

We had 77 employees as of December 31, 2008.  In addition, we engage independent contractors and freelancers to supplement our work force during peak periods and on a project-by-project basis.  We had no employees who were covered by a collective bargaining agreement.  We believe that our relationships with our employees are satisfactory.

Geographic Information

All revenues from continuing operations are derived from domestic clients and all long-lived assets are located in the United States.

Discontinued Operations

We transferred our ownership interests in Teletrax, our digital video monitoring segment, to Philips in August 2008 and report it as a discontinued operation.  Prior to the transaction, Philips held a 24% ownership interest in each of the Teletrax entities, and upon closing of the transaction Philips owned 100% of the Teletrax entities.  In exchange for the ownership interests in Teletrax, Philips reimbursed the Company approximately $284 for net operating costs incurred prior to closing and $129 for cash balances transferred at closing, and the Company reimbursed Philips approximately $468 representing an adjustment related to working capital, resulting in a payment by the Company of $55 to Philips, which was paid in November 2008.

The Teletrax® service was provided to entertainment companies, news organizations, television syndicators, direct-response marketing companies, and sports organizations.  The Teletrax® service enabled owners of video content to embed an imperceptible and indelible digital watermark into their material whenever it was edited, transmitted, or duplicated.  A global network of detectors then captured every broadcast incident of the embedded video whether via satellite, cable, or terrestrially and generated tracking reports for the original content owners.  Reports of individual broadcast airings were delivered online in near real time to each client’s custom-designed portal or in data file transfers.

We sold the client list of Medialink UK, our UK-based media communications services business, to World in October 2008 and subsequently wound down the operation, which is reported as a discontinued operation.  Under the terms of the agreement, the Company will receive from World a percentage of the gross profit derived from certain Medialink UK client revenue for a period of eighteen months from the closing date.  The services provided by Medialink UK were similar to those provided by our domestic media communications services business (see “Services”) and were provided primarily to UK-based and European clients.

Item 1A.	Risk Factors.

History of operating losses – We continue to incur operating losses that are funded with our existing cash reserves, which may not be sufficient to fund our projected losses in future periods.  We continue to pursue new service offerings and take cost cutting measures in an effort to return to profitability.  Failure to return to profitability will have a material adverse effect on our ability to continue our operations.

Current economic conditions – Recent volatility in domestic and international financial markets has resulted in deteriorating worldwide economic conditions.  Our revenues are affected by our clients’ marketing communications spending and advertising budgets.  Demand for the Company’s services has and may continue to decline in the current economic climate as a result of budget constraints and financial instability of certain clients.  If economic conditions do not improve or continue to deteriorate further, there will be a further significant adverse effect on the Company’s business, results of operations, and financial condition.

Available capital – Additional capital for financing may not be available in the current economic climate.  The Company will need access to additional capital if there is no improvement in the Company’s operations and current economic conditions do not improve.  If such additional capital is not available there would be a significant adverse effect on the Company’s ability to remain a going concern.

Cost cutting measures – In response to current economic conditions, the Company continues to take action to reduce its costs.  Reductions in personnel made in response to the decline in business may impair the Company’s ability to adequately service its clients.  The inability of the Company to adequately service its clients would have a significant adverse effect on the Company’s ability to remain a going concern.

Going concern – Based on its recent operating performance, current economic conditions, and the Company’s most recent projections, the Company has initiated additional cost cutting measures and is engaged in discussions in an effort to secure additional financing and investment sources, including from potential buyers.  If the Company is unable to achieve profitability through its cost cutting measures or improved operating performance or if the Company is unable to secure additional financing or find interested investors or buyers, the Company may not be able to continue as a going concern, which may result in the Company’s inability to realize the carrying value of its assets and liquidate its liabilities.

Financial Stability of Clients – The recent deterioration in worldwide economic conditions may adversely affect the creditworthiness and financial stability of certain of the Company’s clients.  The Company provides credit to its clients on an uncollateralized basis and any deterioration in the creditworthiness and financial stability of such clients would have an adverse effect on the Company’s ability to collect outstanding receivables and may result in a loss of revenue generated with such clients.  The Company believes that the inability to collect receivables and the loss of revenue from any single client would not have a material adverse effect on its business.  However, if several clients experience financial difficulty as a result of the deterioration in worldwide economic conditions and the Company were unable to collect receivables or were to lose revenue from such clients, there would be a material adverse effect on the Company’s business, operating results, and financial condition.

Major News Events – Events that dominate news broadcasts may cause our clients to delay or not use our services for a particular project as such clients may determine that their messages may not receive adequate attention in light of the coverage received by these other news events.  Such circumstances could have a material adverse effect on our business, operating results, and financial condition.

Receptiveness of the Media to Our Services; Changes in Our Marketplace – We are a provider of creative production and distribution services to corporations and other organizations seeking to communicate with the public through the news media.  If the marketplace for our services should continue to change or if the news media, as a result of recent events or a perceived reduction in the value of our services or otherwise, should not be as receptive to our services or should decide to reduce or eliminate its use of the content that we distribute, there would be a material adverse effect on our business, operating results, and financial condition.

Competition – The markets for our services are highly competitive.  The principal competitive factors affecting us are effectiveness, reliability, price, technological sophistication, and timeliness.  Numerous specialty companies compete with us in each of our service offerings although few companies compete across all service lines.  Compared to us, some of our competitors or potential competitors have longer operating histories, longer client relationships, and significantly greater financial, management, technological, sales, marketing, and other resources.  In addition, clients could perform internally all or certain of the services we provide rather than outsourcing such services.  We could face competition from companies in related communications markets, which could offer services that are similar or superior to those offered by us.  In addition, national and regional telecommunications providers could enter the market with materially lower electronic delivery costs, and radio and television networks could also begin transmitting business communications separate from their news programming.  Our ability to maintain and attract clients depends to a significant degree on the quality of services provided and our reputation among our clients and potential clients as compared to that of our competitors.  There can be no assurance that we will not face increased competition in the future or that such competition will not have a material adverse effect on our business, operating results, and financial condition.

New Services – We must develop new services to remain competitive, maintain or grow market share, and to operate in new markets.  There can be no assurance that we will be successful in developing new services, that we will have sufficient capital to finance the development of such new services, or that those new services will meet client needs.  Failure to successfully develop and market new services may have a material adverse effect on our business, operating results, and financial condition.

General Governmental Regulations – Changes in governing laws and regulations could, directly or indirectly, adversely affect our operations.  Limitations, restrictions, or conditions imposed on us by these laws and regulations or on the news media could have the effect of reducing the effectiveness of our services and could have a material adverse effect on our business, operating results, and financial condition.

Federal Communications Commission Actions – We provide broadcasters, free of charge, with our clients’ video content, which contains full identification as to the client or ultimate provider of the video content.  Our narrative marketing offerings are clearly branded and labeled within the video content itself.  Broadcasters that choose to air video content in its original or edited form may do so with the labeling or attribution that we provide or they may air the video content with either no labeling or attribution or with their own labeling and attribution.  Actions that the Federal Communications Commission (“FCC”) may take with regard to broadcasters could have the effect of reducing the number of broadcasters that air our clients’ material.  Such possible FCC actions include rule enforcement and the promulgation of new rules and regulations requiring broadcasters to include labeling and attribution in the aired content.

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

Provisions of Our Charter Documents May Have Anti-takeover Effects that Could Prevent a Change in Control Even if the Change in Control Would be Beneficial to our Stockholders – Provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders.

Other Risk Factors – Other risk factors include our ability to develop new products and services that keep pace with technology, and our ability to develop and maintain successful relationships with critical vendors.  In addition, the absence of long-term contracts with clients and vendors may adversely affect our operations and have an adverse effect on our pricing, revenues, operating margins, and client base.

Item 1B.	Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.	Properties.

We rent our corporate headquarters in New York City under a lease that expires in November 2010.  This New York City location is also our primary facility for providing our services.  We also rent various smaller facilities in Washington, DC, Los Angeles, San Francisco, and Chicago that serve as satellite sales offices.  We believe that our facilities are adequate to meet our needs.

Item 3.	Legal Proceedings.

From time to time, we become involved in various legal matters that we consider to be in the ordinary course of business.  While we cannot presently determine the potential liability, if any, related to any such matters, we believe that no such matters, individually or in the aggregate, will have a material adverse effect on our financial position.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

EXECUTIVE OFFICERS OF THE COMPANY

The following table lists the executive officers of the Company.  Officers are appointed by and serve at the discretion of the Board of Directors.

Name	Age	Position

Laurence Moskowitz	57	Chairman of the Board, Chief Executive Officer, and President
Lawrence Thomas	47	Chief Operating Officer
Kenneth G. Torosian	47	Chief Financial Officer, Treasurer, and Secretary

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

The Company’s common stock has traded on the Capital Market of the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) since July 31, 2008, and traded on the Global Market of NASDAQ prior to such time.   The Company’s common stock trades under the symbol MDLK.

In August 2008, the Company received notice from the Nasdaq Stock Market that for a period of thirty consecutive business days the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing in accordance with the Marketplace Rule 4310(c)(4).  In accordance with Nasdaq Marketplace Rule 4310(c)(8)(D), the Company has been provided with a grace period of 180 days to regain compliance.  During this grace period, the Company’s common stock continues to be listed on the Nasdaq Stock Market.  The Nasdaq Stock Market has temporarily suspended the $1.00 per share minimum bid price requirement for continued listing through July 20, 2009.  Accordingly, the Company’s grace period has been extended through November 16, 2009.

The following table sets forth the high and low closing sales prices of the Company’s common stock for each period indicated:

	2008		2007
	High	Low	High	Low

Quarter ended March 31	$4.25	$1.29	$7.80	$5.15
Quarter ended June 30	$1.70	$0.89	$5.81	$4.28
Quarter ended September 30	$1.08	$0.16	$5.19	$3.80
Quarter ended December 31	$0.22	$0.05	$4.50	$3.71

As of February 27, 2009, there were approximately 99 registered holders of record of the Company’s common stock.  No dividends have been paid on the Company’s common stock.

The following table sets forth certain information as of December 31, 2008, with respect to the Company’s equity compensation plans under which securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	708,925	$4.47	1,398,937

The Company does not have any equity compensation plans that have not been authorized by its stockholders.

The Company has neither sold any unregistered securities nor purchased any of its equity securities during the year ended December 31, 2008.

Item 6.	Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

In August 2008, the Company transferred its 76% ownership interests in TTX (US) LLC and TTX Limited (collectively, “Teletrax”), its digital video monitoring services segment, to Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V., respectively (collectively, “Philips”).  In October 2008, the Company sold the client list of Medialink UK Limited (“Medialink UK”), its UK-based media communications services business, to World Television Group plc (“World”) and subsequently wound down the operation.  The consolidated financial statements reflect both Teletrax and Medialink UK as discontinued operations in all periods presented.

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto.

Results of Operations

Year ended December 31, 2008, compared with 2007

Revenues in 2008 decreased by $2,269, or 10.4%, as compared to 2007 as a result of a decline in the volume of work.  Revenues in the 2008 and 2007 include $466 and $631, respectively, of service revenues recognized under a minimum commitment arrangement for which no services were provided.  This arrangement relates to a services agreement that was entered into in connection with the sale of U.S. Newswire in 2006 and contains minimum commitments of $750, $600, and $500 for the fiscal years ended September 30, 2007, 2008, and 2009, respectively.

Direct costs decreased by $1,185 in 2008 primarily as a result of a decline in the volume of work.  As a percentage of revenue, direct costs in 2008 decreased to 40.6% from 41.8% in 2007 primarily as a result of certain cost cutting initiatives.

Selling, general, and administrative (“SG&A”) expenses in 2008 decreased by $2,044 as compared to 2007, and as a percentage of revenue decreased to 72.3% in 2008 from 74.1% in 2007.  SG&A expenses decreased as a result of certain cost cutting initiatives, including a decline in payroll costs resulting from headcount reductions, a decrease in occupancy costs as a result of consolidating certain offices, a reduction in marketing costs, and reduced non-billable travel and entertainment expenses.   SG&A expenses also decreased from lower consulting costs incurred in 2008 for Sarbanes-Oxley compliance as a result of the reduced effort required in the second year of compliance.

Based on the Company’s planned actions with regard to Teletrax and Medialink UK at June 30, 2008, and the continued decline in the US-based media communications services business, the Company determined that its goodwill, all of which related to the media communications services business, should be tested for impairment prior to the annual testing date of September 30.  Based on this goodwill impairment test, the Company determined that the carrying value of its goodwill exceeded its fair value.  Accordingly, the Company incurred a goodwill impairment charge of $3,429 as of June 30, 2008, resulting in no goodwill remaining as of that date.

Based on the Company’s current and projected cash flow losses resulting from the continued decline in revenues and the uncertain economic environment, the Company reviewed its long-lived assets for impairment as of December 31, 2008.  Based on this evaluation, the Company determined that the carrying value of its long-lived assets was not recoverable and exceeded the fair value of such assets.  Accordingly, the Company recognized an impairment charge of $1,118 related to property and equipment as of December 31, 2008, resulting in no net book value of fixed assets remaining as of that date.

The Company incurred a charge for exit activities of $170 in 2008, which consisted of a charge of $147 related to vacating a portion of the Company’s facility in New York and a charge of $23 related to a change in estimate of the Company’s future lease obligations associated with vacating a facility in 2006 in connection with the sale of U.S. Newswire.

In October 2008, the Company entered into Amendment and Waiver Agreements (the “Amendments”) with each of the holders of its variable rate convertible debentures (the “Debentures”), pursuant to which the Company made a payment of $2,000, $1,700 of which was applied to principal outstanding and $300 of which satisfies the Company’s future interest obligations on the Debentures for the fifteen-month period following the payment date.  The Company incurred a loss on extinguishment of approximately $116 in connection with the partial prepayment of principal on the Debentures.

The Company had an operating loss of $8,298 in 2008 as compared to an operating loss of $4,386 in 2007.  The operating loss in 2008 includes charges totaling $4,833 related to goodwill impairment, other impairment charges, charges for exit activities, and loss on debt extinguishment.  Exclusive of such charges, the Company’s operating loss in 2008 was $3,465.

The Company incurred interest expense, net of interest income, of $465 in 2008 as compared to net interest expense of $70 in 2007.  This increase in net interest expense is due primarily to a reduction in interest income earned as a result of the Company’s declining cash balances and declining interest rates.

On August 29, 2008, the Company transferred its 76% ownership interests in Teletrax, its digital video monitoring services business, to Philips.  Prior to the transaction, Philips held a 24% ownership interest in Teletrax, and upon closing of the transaction Philips owned 100% of Teletrax.  In exchange for the ownership interests in Teletrax, Philips reimbursed the Company approximately $284 for net operating costs incurred prior to closing and $129 for cash balances transferred at closing, and the Company reimbursed Philips approximately $468 representing an adjustment related to working capital, resulting in a payment by the Company of $55 to Philips, which was paid in November 2008.

On October 1, 2008, the Company sold the client list of Medialink UK, its UK-based media communications services subsidiary, to World and subsequently wound down the operation.  Under the terms of the agreement, the Company will receive from World a percentage of the gross profit derived from certain Medialink UK client revenue for a period of eighteen months from the closing date.  In February 2009, the Company received a payment of approximately $6 related to the fourth quarter of 2008.

In September 2006, the Company sold the assets of its U.S. Newswire division to PR Newswire Association, LLC (“PR Newswire”), a wholly-owned subsidiary of United Business Media plc, for approximately $22,577.  The final sale price of $22,577 included $3,307 based on the operating performance of U.S. Newswire for the twelve-month period prior to closing and $270 for additional working capital.  In February 2007, the Company received additional cash proceeds of approximately $4,427, of which $3,307 represented additional sale price received directly from PR Newswire, $1,000 represented the release of the escrow balance representing deferred purchase price at closing, and $120 represented an adjustment for additional working capital.

The results of operations for the years ended December 31, 2008, include a loss from discontinued operations of $6,450, which consisted of a loss from operations of $5,983 and a loss on disposal of $467.  The loss from operations is comprised of a loss from operations of $3,738 and $2,245 for Teletrax and Medialink UK, respectively, and includes impairment charges of $1,808 and $605 for Teletrax and Medialink UK, respectively, and a charge for exit activities of $635 for Medialink UK.  The loss on disposal is comprised of a gain on disposal of $412 for Teletrax and a loss on disposal of $879 for Medialink UK.

The results of operations for the years ended December 31, 2007, include a loss from discontinued operations of $892, which consisted of a loss from operations of $3,495 and a gain on disposal of U.S. Newswire of $2,603.  The loss from operations is comprised of a loss from operations of $2,994, $488, and $13 for Teletrax, Medialink UK, and U.S. Newswire, respectively.

Liquidity and Capital Resources

The Company continues to finance its operations and capital investment requirements from its existing cash balances, which totaled $5,354 at December 31, 2008.  Working capital decreased by $7,027 in 2008 primarily as a result of the Company funding operating losses and capital investments for both continuing and discontinued operations during the year.

Cash flows from operating activities of continuing operations improved by $2,479 during 2008 as compared to 2007 due primarily to tax payments made in 2007 associated with the gain on sale of U.S. Newswire.  This increase was partially offset by the receipt in 2007 of escrow funds associated with the sale of U.S. Newswire with no comparable cash receipt in 2008.  During 2008 the Company repaid $1,700 of principal on the Debentures, invested $197 in new equipment and software development for its continuing operations, and incurred fees of $269 related to the disposal of Teletrax and Medialink UK.

In October 2008, the Company entered into the Amendments with each of the Debenture holders.  Under the terms of the Amendments, the Company made a $2,000 payment to the Debenture holders, $1,700 of which was applied to principal outstanding and $300 of which satisfies the Company’s future interest obligations on the Debentures for the fifteen-month period following the payment date.  The Company also amended the exercise price from $3.99 to $0.50 on 524,637 warrants to purchase the Company’s common stock held by the Debenture holders.  In exchange for the foregoing, the maturity date of the remaining principal balance of the Debentures of $2,650 was extended to June 30, 2010, and certain definitions relating to events of default under the Debentures were modified.  In addition, simultaneous with the execution of the Amendments, the Company and the Debenture holders entered into a Security Agreement pursuant to which the Company granted the Debenture holders a security interest in the Company’s assets.

The Company expects to incur operating losses in 2009 as revenues continue to decline in the current economic climate.  Revenues in the fourth quarter of 2008 of $4,938 decreased by $1,283 as compared to the comparable quarter in 2007, and the Company currently forecasts a decline in revenues in the first quarter of 2009 of approximately $1,500 from the comparable quarter in 2008.  In addition, during 2009 the Company expects to spend approximately $350 related to existing severance obligations to terminated employees that are included as a component of “other liabilities”, $500 related to vacant real estate obligations, $200 for costs associated with the disposal of Medialink UK, and $150 for capital improvements for equipment modernization and replacement.

The Company is currently pursuing various strategic alternatives, including obtaining additional financing or investment from potentially interested third-party investors or buyers.  The Company also continues to take action to reduce its costs, and has completed, and will continue to initiate, various measures in an effort to achieve profitability.  If the Company is not successful in these efforts it may not be able to finance its operations and commitments with its working capital, and therefore may not be able to continue as a going concern, which would result in the Company’s inability to realize the carrying value of its assets and liquidate its liabilities.

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

Allowance for Doubtful Accounts:  The Company assesses the carrying value of its accounts receivable based on management's assessment of the collectibility of specific client accounts, which includes consideration of the creditworthiness and financial condition of those specific clients.  The Company also assesses the carrying value of accounts receivable balances based on other factors, including historical experience with bad debts, client concentrations, the general economic environment, and the aging of such receivables.  The Company records an allowance for doubtful accounts to reduce its accounts receivable balance to the amount that is reasonably believed to be collectible.  Based on the Company’s estimates, an allowance for doubtful accounts of $84 was established at December 31, 2008, compared to an allowance of $118 at December 31, 2007.  A change in the Company’s assumptions, including the creditworthiness of clients and the default rate on receivables, would result in the Company recovering an amount of its accounts receivable that differs from its current carrying value.  Such difference, either positive or negative, would be reflected as a component of the Company’s SG&A expense in future periods.

Valuation of Long-Lived Assets:  In assessing the carrying value of its property and equipment and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews such assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability is determined by comparing the carrying value of the assets to the future undiscounted cash flows the assets are expected to generate.  If it is determined that the carrying amount is not recoverable, an impairment charge is recognized equal to the amount by which the carrying value of the asset exceeds its fair market value.  Based on the Company’s planned actions with regard to Teletrax and Medialink UK at June 30, 2008, and other market factors related to both Teletrax and Medialink UK, the Company determined that the carrying value of the long-lived assets used in these businesses was not recoverable and exceeded the fair value of such assets at such time.  Accordingly, the Company recognized impairment charges totaling $2,413 as of June 30, 2008, which consisted of an impairment charge of $1,808 related to Teletrax property and equipment and an impairment charge of $605 related to Medialink UK property and equipment.  Such impairment charges for Teletrax and Medialink UK are included as a component of the loss from operations of discontinued operations.

In addition, based on the Company’s current and projected cash flow losses attributable to is sole remaining business, the US-based media communications services business, the Company reviewed the long-lived assets of this business for impairment as of December 31, 2008.  Based on this evaluation, the Company determined that the carrying value of its remaining long-lived assets was not recoverable and exceeded the fair value of such assets.  Accordingly, the Company recognized an impairment charge of $1,118 related to property and equipment as of December 31, 2008, resulting in no net book value of fixed assets remaining as of that date.

Valuation of Goodwill:  In assessing the carrying value of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company compares the carrying value of its reporting units to their fair values.  The Company is required to test its goodwill for impairment at least annually, and more frequently if an event occurs or circumstances change to indicate that an impairment may have occurred.  The Company’s annual testing date is September 30.  Based on the Company’s planned actions with regard to Teletrax and Medialink UK at June 30, 2008, and the continued decline in the US-based media communications services business, the Company determined that its goodwill, all of which related to the media communication services business, should be tested for impairment prior to the annual testing date of September 30.  Based on the Teletrax and Medialink UK transactions resulting in the Company having a single operating segment, the determination of fair value for purposes of the goodwill impairment test was based on quoted market prices for the Company’s common stock.  Based on this goodwill impairment test, the Company determined that the carrying value of its goodwill exceeded its fair value.  Accordingly, the Company incurred a goodwill impairment charge of $3,429 as of June 30, 2008, resulting in no goodwill remaining as of that date.

Stock-Based Compensation:  The Company adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), on January 1, 2006, and elected to use the modified prospective application for the transition upon adoption, which requires compensation expense to be recognized on options granted subsequent to the adoption date as well as on options granted prior to the adoption date for which the requisite service period had not been completed as of December 31, 2005.  The Company determines the fair value of stock options granted subsequent to the adoption of SFAS No. 123R using a binomial lattice model.  The fair value of stock options granted prior to the adoption of SFAS No. 123R was determined using the Black-Scholes option-pricing model.  The Company must make certain assumptions in determining the fair value of stock options, including the volatility of the Company’s common stock, the future dividend yield on the Company’s common stock, and the term over which stock options will remain outstanding, including making assumptions about the future behavior patterns of the holders of stock options in regard to exercising stock options prior to their expiration.  In addition, the Company must make certain assumptions regarding the rate at which options will be forfeited to estimate the service period that will be completed by the holders of stock options.  Any deviation in the actual volatility of the Company’s common stock, the actual dividend yield, and the actual early exercise behavior of holders of stock options from that assumed in estimating the fair value of a stock option will not result in a change in the amount of compensation expense recognized by the Company, but will result in the actual value realized by the holder of the stock options to be different than the amount of compensation expense recognized.  Any deviation in the actual forfeitures of non-vested stock options during the service period from that assumed will result in a change to the amount of compensation expense recognized, either as additional compensation expense or a reversal of previously recognized compensation expense in the period of change.

Income Taxes:  In assessing the recoverability of its deferred tax assets, the Company compared the carrying value of its deferred tax assets to the tax-effected projections of its taxable income over future periods in which such assets could be realized.  In estimating its future taxable income, the Company had to make various assumptions about its future operating performance.  Based on the Company’s projection of future taxable income, which include the effects of recent operating and tax losses, management believed that it was more likely than not that the benefit associated with the deferred tax assets will not be fully realized in future periods.  Accordingly, a valuation allowance was established in the amount of $7,364 and $5,332 at December 31, 2008 and 2007, respectively, to reserve against the carrying value of certain of the Company’s deferred tax assets.  A change in the Company’s assumptions, including better or worse operating performance than projected, could result in a change in the amount of deferred tax assets that will be recovered, and therefore could result in a reduction  or increase to the valuation allowance established at December 31, 2008.  Such an adjustment would be reflected as a component of the Company’s provision for income taxes in the period of the adjustment.

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

Disclosure Controls and Procedures:  The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

Management’s annual report on internal control over financial reporting:  The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act).  The Company designed its internal controls over financial reporting and assessed such controls in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control – Integrated Framework.”

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

The Company’s management assessed the effectiveness of the internal controls over financial reporting as of December 31, 2008.  Based on this assessment, the Company’s management believes that the internal controls over financial reporting are effective as of December 31, 2008.

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

Changes in internal control over financial reporting:  There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2008, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

(a)
Directors – The information with respect to directors required by this item is incorporated herein by reference to the Company’s 2009 Definitive Proxy Statement to be separately filed with the Securities and Exchange Commission by April 30, 2009.

(b)
Executive Officers – The information with respect to officers required by this item is included at the end of Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Company”.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the Company’s 2009 Definitive Proxy Statement to be separately filed with the Securities and Exchange Commission by April 30, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required by this item is incorporated herein by reference to the Company’s 2009 Definitive Proxy Statement to be separately filed with the Securities and Exchange Commission by April 30, 2009.

The following table sets forth certain information as of December 31, 2008, with respect to the Company’s equity compensation plans under which securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	708,925	$4.47	1,398,937

The Company does not have any equity compensation plans that have not been authorized by its stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the Company’s 2009 Definitive Proxy Statement to be separately filed with the Securities and Exchange Commission by April 30, 2009.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the Company’s 2009 Definitive Proxy Statement to be separately filed with the Securities and Exchange Commission by April 30, 2009.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Listed below are the documents filed as part of this report:

1.	Financial Statements and the Report of Independent Registered Public Accounting Firm:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 and 2007

Notes to consolidated financial statements

2.	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2008 and 2007

3.	Exhibits:

See Exhibit Index commencing on page G-1 herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIALINK WORLDWIDE INCORPORATED

By:	/s/ Laurence Moskowitz
Laurence Moskowitz
Chairman of the Board, Chief Executive Officer, and President
Date: April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2009.

Signature		Title

By:	/s/ Laurence Moskowitz
Laurence Moskowitz		Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ Kenneth G. Torosian
Kenneth G. Torosian		Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Bruce E. Bishop
Bruce E. Bishop		Director

By:	/s/ Harold Finelt
Harold Finelt		Director

By:	/s/ John M. Greening
John M. Greening		Director

By:	/s/ Douglas S. Knopper
Douglas S. Knopper		Director

By:	/s/ Catherine Lugbauer
Catherine Lugbauer		Director

By:	/s/ James J. O’Neill
James J. O’Neill		Director

By:	/s/ Jeffrey Stone
Jeffrey Stone		Director

By:	/s/ Theodore Wm. Tashlik
Theodore Wm. Tashlik		Director

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors
Medialink Worldwide Incorporated:

We have audited the accompanying consolidated balance sheets of Medialink Worldwide Incorporated and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule included on page S-1. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medialink Worldwide Incorporated and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and consolidated financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and expects to incur operating losses and negative cash flows from operations in 2009. The Company’s sole source of capital is its working capital, which may not be sufficient to fund continuing operating losses and existing obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements and the consolidated financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

(signed) KPMG LLP
New York, New York
April 15, 2009

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per-share amounts)

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$5,354	$11,438
Accounts receivable, net of allowance for doubtful accounts of $84 and $118	2,190	2,655
Prepaid expenses	264	233
Prepaid and refundable taxes	627	743
Deferred income taxes	-	169
Other current assets	824	80
Current assets of discontinued operations	-	3,901
Total current assets	9,259	19,219

Property and equipment - net	-	1,863
Goodwill	-	3,429
Deferred income taxes	-	217
Other assets	211	568
Non-current assets of discontinued operations	-	2,849

Total assets	$9,470	$28,145

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,221	$1,017
Accrued expenses and other current liabilities	3,172	3,625
Current liabilities of discontinued operations	-	2,684
Total current liabilities	4,393	7,326

Convertible debentures, net of unamortized discount of $133 and $422	2,517	3,928
Other long-term liabilities	379	720
Non-current liabilities of discontinued operations	-	45
Total liabilities	7,289	12,019

Commitments and contingencies

Stockholders' Equity:
Series A Preferred stock: $.01 par value, authorized 50,000 shares; none issued and outstanding	-	-
Common stock: $.01 par value, authorized 15,000,000 shares; issued 6,529,180 shares in 2008 and 2007	65	65
Additional paid-in capital	28,765	28,490
Accumulated deficit	(26,412)	(11,826)
Accumulated other comprehensive income (loss)	106	(260)
Common stock in treasury (at cost, 101,121 shares)	(343)	(343)
Total stockholders' equity	2,181	16,126

Total liabilities and stockholders' equity	$9,470	$28,145

See notes to consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share amounts)

	For the years ended December 31,
	2008	2007

Revenues	$19,629	$21,898

Operating expenses:
Direct costs	7,966	9,151
Selling, general, and administrative expenses	14,185	16,229
Depreciation and amortization	943	904
Goodwill impairment	3,429	-
Other impairment charges	1,118	-
Charge for exit activities	170	-
Loss on debt extinguishment	116	-

Total operating expenses	27,927	26,284

Operating loss	(8,298)	(4,386)
Interest expense - net	(465)	(70)

Loss from continuing operations before taxes	(8,763)	(4,456)
Income tax benefit	(627)	(747)

Loss from continuing operations	(8,136)	(3,709)
Loss from discontinued operations, net of tax	(6,450)	(892)

Net loss	$(14,586)	$(4,601)

Net loss	$(14,586)	$(4,601)
Other comprehensive income	366	34

Comprehensive loss	$(14,220)	$(4,567)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$(1.27)	$(0.58)
Loss from discontinued operations	(1.00)	(0.14)

Net loss	$(2.27)	$(0.72)

Weighted average number of common shares:
Basic and diluted	6,428	6,392

See notes to consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	For the years ended December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,586)	$(4,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	943	904
Deferred income taxes	386	808
Loss from discontinued operations	6,450	892
Goodwill impairment	3,429	-
Other impairment charges	1,118	-
Loss on extinguishment of debt	116	-
Other	726	710
Changes in operating assets and liabilities:
Accounts receivable	484	897
Prepaid expenses and other assets	(468)	1,862
Prepaid and refundable taxes	116	(4,241)
Accounts payable and accrued expenses	(41)	(1,001)
Other liabilities	(419)	(455)
Net cash used in operating activities of discontinued operations	(1,787)	(3,459)
Net cash used in operating activities	(3,533)	(7,684)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(198)	(570)
Proceeds (expenditures) on sale of businesses	(269)	4,513
Net cash used in investing activities of discontinued operations	(384)	(1,163)
Net cash provided by (used in) investing activities	(851)	2,780

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible debentures	(1,700)	-
Proceeds from the issuance of common stock in connection with the exercise of stock options and warrants	-	276

Net cash provided by (used in) financing activities	(1,700)	276

Net decrease in cash and cash equivalents	(6,084)	(4,628)
Cash and cash equivalents at beginning of period	11,438	16,066

Cash and cash equivalents at end of period	$5,354	$11,438

See notes to consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands of dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury

Balance at January 1, 2007	$63	$27,327	$(7,225)	$(294)	$(343)
Issuance of 78,700 shares of common stock in connection with exercise of stock options and warrants	1	276
Issuance of 160,494 shares of common stock in connection with conversion of debentures	1	537
Unrealized gain from foreign currency translation adjustments				34
Compensation expense recognized on stock options		347
Income tax benefit associated with the exercise of stock options		3
Net loss			(4,601)

Balance at December 31, 2007	65	28,490	(11,826)	(260)	(343)
Unrealized loss from foreign currency translation adjustments				(199)
Realized loss from foreign currency translation				565
Compensation expense recognized on stock options		265
Warrants re-priced in connection with debenture modification		10
Net loss			(14,586)

Balance at December 31, 2008	$65	$28,765	$(26,412)	$106	$(343)

See notes to consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per-share amounts)

1.  Organization and Basis of Presentation

Medialink Worldwide Incorporated (the “Company”) provides media communications services to corporations and other organizations.  Through its media communications operations in the United States, the Company offers news and marketing media strategies and solutions by providing consultation, production, distribution, and monitoring services that enable its clients to inform and educate their intended audiences through various media.

The Company has a history of operating losses and negative cash flows from operations, and expects to incur operating losses and have negative cash flows from operations in 2009 as revenues continue to decline in the current economic climate.  The Company’s sole source of capital is its working capital, which may not be sufficient to fund continuing operating losses and existing obligations.  The Company is currently pursuing various strategic alternatives, including obtaining additional financing or investment from potentially interested third-party investors or buyers.  The Company also continues to take action to reduce its costs, and has completed, and will continue to initiate, various measures in an effort to achieve profitability.

The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Company were unable to continue as a going concern.  The Company's ability to continue as a going concern is dependent on the ability of the Company to achieve profitability or to obtain other sources of financing.  There can be no assurance that the Company will be successful in such endeavors.

In August 2008, the Company transferred its 76% ownership interests in TTX (US) LLC and TTX Limited (collectively, “Teletrax”), its digital video monitoring services segment, to Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V., respectively (collectively, “Philips”).  In October 2008, the Company sold the client list of Medialink UK Limited (“Medialink UK”), its UK-based media communications services business, to World Television Group plc (“World”) and subsequently wound down the operation.  The consolidated financial statements reflect both Teletrax and Medialink UK as discontinued operations in all periods presented.

2.  Summary of Significant Accounting Policies

Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and all of its subsidiaries.  The Company consolidates entities in which it owns greater than 50% of the voting equity of an entity or otherwise is able to exert control.  The Company consolidated Teletrax and included 100% of the losses from these subsidiaries in its consolidated results of operations through the date of transfer since the minority shareholder had no future funding obligations.  All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Property and Equipment:  Property and equipment is stated at cost less any write downs for impairments.  Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which generally range from three years for certain computer equipment and software to five years for certain non-desktop computer equipment, certain video equipment, and furniture and fixtures.  Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the terms of the leases.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-lived Assets:  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the recoverability of its long-lived assets by comparing their carrying value to the expected future undiscounted cash flows to be generated from such assets when events or circumstances indicate that an impairment may have occurred.  At December 31, 2008, the Company’s long-lived assets were fully impaired and had no carrying value.

Goodwill and Other Intangible Assets:  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite useful lives are not amortized, but rather are subject to an annual impairment test.  The Company performs its annual impairment test on September 30 of each year, or more frequently if an event occurs or circumstances change to indicate that an impairment may have occurred.  Intangible assets with finite useful lives are amortized over their useful lives.  At December 31, 2008, the Company’s goodwill was fully impaired and had no carrying value.

Equity Investments:  The Company accounts for its investments in other entities under the equity method when it owns between 20% and 50% of the voting equity and does not have the ability to exercise control over the other entity or is otherwise not required to consolidate the entity in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities.”  The Company accounts for its investments in other entities under the cost method when it owns less than 20% of the voting equity and does not exert significant influence.  Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the fair value of an equity investment is less than its carrying amount and that such a decline in value is determined to be other than temporary.  At December 31, 2008 and 2007, the Company’s equity investments were fully impaired and had no carrying value.

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

Advertising expenses:  Advertising costs are expensed in the period in which the advertising appears in print or is broadcast.  The Company incurred advertising expense, exclusive of sales and marketing efforts, of approximately $61and $155 for the years ended December 31, 2008 and 2007, respectively.

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

Foreign Currency Translation:  Assets and liabilities of foreign operations are translated from the functional currency into United States dollars using the exchange rate in effect at the balance sheet date.  Revenues and expenses of foreign operations are translated from the functional currency into United States dollars using the average exchange rate for the period.  Adjustments resulting from the translation into United States dollars are included as a component of “Other comprehensive income.”

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

3.  Discontinued Operations

On August 29, 2008, the Company transferred its 76% ownership interests in TTX (US) LLC and TTX Limited, the two subsidiaries that comprised the Company’s digital video monitoring services business, to Philips.  Prior to the transaction, Philips held a 24% ownership interest in each of the Teletrax entities, and upon closing of the transaction Philips owned 100% of the Teletrax entities.  Upon closing of the transaction, the Company had no further involvement in the digital video monitoring services business and no further funding obligations for Teletrax.

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

On October 1, 2008, the Company sold the client list of Medialink UK, its UK-based media communications services subsidiary, to World and subsequently wound down the operation.  Under the terms of the agreement, the Company will receive from World a percentage of the gross profit derived from certain Medialink UK client revenue for a period of eighteen months from the closing date.  In February 2009, the Company received a payment of approximately $6 related to such gross profit derived by World in the fourth quarter of 2008.

In September 2006, the Company sold the assets of its U.S. Newswire division to PR Newswire Association, LLC (“PR Newswire”), a wholly-owned subsidiary of United Business Media plc, for approximately $22,577.  The final sale price of $22,577 included $3,307 based on the operating performance of U.S. Newswire for the twelve-month period prior to closing and $270 for additional working capital.  In February 2007, the Company received additional cash proceeds of approximately $4,427, of which $3,307 represented additional sales price received directly from PR Newswire, $1,000 represented the release of the escrow balance representing deferred purchase price at closing, and $120 represented an adjustment for additional working capital.  The Company recognized a pre-tax gain of $12,079 on the sale of U.S. Newswire, of which $7,566 was recognized in 2006 and $4,513 was recognized in 2007.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the sale of U.S. Newswire, the Company entered into a three-year services agreement with PR Newswire under which PR Newswire committed to purchase media communications services aggregating a minimum of $750, $600, and $500 for the fiscal years ended September 30, 2007, 2008, and 2009, respectively, and the Company committed to provide PR Newswire with wire and photography services work aggregating a minimum of $200 for each of the fiscal years then ended.  Each party is entitled to retain the full commitment amount for each fiscal year irrespective of the amount of work performed under the services agreement.  For the years ended December 31, 2008 and 2007, the Company recognized $466 and $631, respectively, of revenue under this arrangement with PR Newswire for which no services were provided.

The operations of Teletrax and Medialink UK are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements.  The operating results of Teletrax and Medialink UK are reflected separately from the results of continuing operations through the dates of disposal.  The results of operations of Teletrax and Medialink UK, the gain (loss) on the disposal of Teletrax and Medialink UK, and the additional gain on the sale of U.S. Newswire are presented as discontinued operations in the accompanying consolidated statements of operations as follows:

	For the years ended December 31,
	2008	2007

Revenues	$5,535	$11,507

Loss from operations before income taxes	$(5,995)	$(4,685)
Income tax benefit	(12)	(1,190)
Loss from operations	(5,983)	(3,495)

Gain (loss) on disposal before income taxes	(455)	4,513
Income tax expense	12	1,910
Gain (loss) on disposal	(467)	2,603

Loss from discontinued operations	$(6,450)	$(892)

The loss from operations of $5,983 for the year ended December 31, 2008, is comprised of a loss from operations of $3,738 and $2,245 for Teletrax and Medialink UK, respectively, and includes impairment charges of $1,808 and $605 for Teletrax and Medialink UK, respectively (see Note 5), and a charge for exit activities of $635 for Medialink UK (see Note 8).  The loss on disposal of $467 for the year ended December 31, 2008, is comprised of a gain on disposal of $412 for Teletrax and a loss on disposal of $879 for Medialink UK.  The loss on disposal of Medialink UK includes employee termination costs, costs incurred for winding down the operation, and the realization of foreign currency translation losses previously recognized as cumulative translation adjustments and reported as a component of stockholders’ equity.

The loss from operations of $3,495 for the year ended December 31, 2007, is comprised of a loss from operations of $2,994, $488, and $13 for Teletrax, Medialink UK, and U.S. Newswire, respectively.   The gain on disposal of $2,603 for the year ended December 31, 2007, consists entirely of the remaining gain on disposal of U.S. Newswire recognized in 2007.

4.  Goodwill

The Company’s intangible assets not subject to amortization under SFAS No. 142 consisted entirely of goodwill, all of which related to the media communications services segment.  The goodwill was subjected to the Company’s annual impairment test in 2007, which resulted in no impairment for the year ended December 31, 2007.

Based on the Company’s planned actions with regard to Teletrax and Medialink UK at June 30, 2008, and the continued decline in the US-based media communications services business, the Company determined that its goodwill should be tested for impairment prior to the annual testing date of September 30.  Based on the Teletrax and Medialink UK transactions resulting in the Company having a single operating segment, the determination of fair value for purposes of the goodwill impairment test was based on quoted market prices for the Company’s common stock.  Based on this goodwill impairment test, the Company determined that the carrying value of its goodwill exceeded its fair value.  Accordingly, the Company incurred a goodwill impairment charge of $3,429 as of June 30, 2008, resulting in no goodwill remaining as of that date.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  Other Impairment Charges

Based on the Company’s planned actions with regard to Teletrax and Medialink UK at June 30, 2008, and other market factors related to both Teletrax and Medialink UK, the Company determined that the carrying value of the long-lived assets used in these businesses was not recoverable and exceeded the fair value of such assets.  In accordance with SFAS No. 144, the Company recognized impairment charges as of June 30, 2008, totaling $2,413, which consisted of an impairment charge of $1,808 related to Teletrax property and equipment and an impairment charge of $605 related to Medialink UK property and equipment.  Such charges are included as a component of the loss from operations of discontinued operations (see Note 3).

Based on the Company’s current and projected cash flow losses attributable to is sole remaining business, the US-based media communications services business, resulting from the continued decline in revenues and the uncertain economic environment, the Company reviewed the long-lived assets of this business for impairment as of December 31, 2008.  Based on this evaluation, the Company determined that the carrying value of its remaining long-lived assets was not recoverable and exceeded the fair value of such assets.  Accordingly, the Company recognized an impairment charge of $1,118 related to property and equipment as of December 31, 2008, resulting in no net book value of fixed assets remaining as of that date.

6.  Property and Equipment

The Company’s property and equipment at December 31, 2008, was fully impaired (see Note 5), resulting in no net book value as of that date.  Property and equipment at December 31, 2007, consisted of the following:

Equipment	$4,161
Furniture and fixtures	869
Licenses and software	1,535
Leasehold improvements	2,864

Total	9,429
Less: Accumulated depreciation and amortization	7,566

Net	$1,863

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  Accrued Expenses

Accrued expenses and other current liabilities at December 31 consisted of the following:

	2008	2007

Compensation and benefits	$647	$1,073
Direct costs	654	748
Client prepayments	126	167
Deferred revenue	639	623
Other taxes	-	295
Professional fees	275	246
Exit activities	407	132
Other accruals	424	341

Total	$3,172	$3,625

8.  Liabilities for Exit Activities

The Company completed a plan in January 2008 to vacate a portion of its facility in New York (the “2008 Q1 Plan”).  The results of operations for the year ended December 31, 2008, include a charge of $147 related to the 2008 Q1 Plan, which consisted entirely of costs associated with a contractual lease obligation.  In addition, during 2006 the Company initiated and completed two separate exit activities in connection with the sale of U.S. Newswire (the “2006 Q3 Plan” and the “2006 Q4 Plan”) and in September 2003 initiated and completed an exit activity relating to one of its office locations in Norwalk, CT (the “2003 Plan”).

In connection with the disposal of Medialink UK, the Company completed certain exit activities in October 2008 (the “2008 Q4 Plan”) that included vacating its facility in London that served as the headquarters and sole facility of Medialink UK.  The results of operations of discontinued operations for the year ended December 31, 2008, include a charge of $635 related to the 2008 Q4 Plan.

The remaining liability for future payments for these plans and the amounts charged against the liability were as follows:

	Total	2003 Plan	2006 Q3 Plan	2006 Q4 Plan	2008 Q1 Plan	2008 Q4 Plan

Balance at January 1, 2007	$448	$157	$213	$78
Facility closure cost payments	(338)	(135)	(157)	(46)
Adjustment to liability	22			22

Balance at December 31, 2007	132	22	56	54
Charge for exit activities	782	-	-	-	$147	$635
Facility closure cost payments	(530)	(22)	(56)	(49)	(160)	(243)
Adjustment to liability	23	-	-	23	-	-

Balance at December 31, 2008	$407	$-	$-	$28	$(13)	$392

The adjustment to the liability for the 2006 Q4 Plan resulted from a change in estimate of the Company’s future contractual lease obligations.  All remaining liabilities at December 31, 2008, pertain to facility closure costs and are included as a component of Other Current Liabilities.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  Long-term Debt

Long-term debt at December 31 consisted of the following:

	2008	2007

Convertible debentures	$2,650	$4,350
Unamortized discount	(133)	(422)

Net	$2,517	$3,928

In November 2004, the Company issued variable rate convertible debentures (the “Debentures”) with a face value of $5,000.  The Debentures had an original maturity in November 2009 and bear interest at a rate equal to the higher of 7% or the 6-month LIBOR rate (as defined) plus 4.5% for the first three years and at an adjustable rate thereafter.  The Debentures provide each holder with the option to convert the Debentures into shares of the Company’s common stock at a price of $4.05 per share.  In addition, as part of the issuance of the Debentures, the holders received detachable warrants to purchase an aggregate of 582,929 shares of the Company’s common stock at a price of $3.99 per share.  The Company was able to call the outstanding Debentures at the end of the first, second, and third years at a price equal to 115%, 110%, and 100%, respectively, of the face value.  In addition, the Company can force the Debenture holders to convert into shares of the Company’s common stock if the market price of the common stock exceeds $7.09 per share, subject to certain other conditions.

The gross proceeds of $5,000 from the issuance of the Debentures and the detachable warrants were allocated between the two financial instruments based on their relative fair values at the date of issuance.  The fair value of the warrants of $1,200 was estimated using the Black-Scholes option pricing model and the following assumptions:  expected volatility of 81.1%, expected life of five years, risk free interest rate of 3.51%, and no dividend yield.  The fair value of the warrants was recorded as additional paid-in capital and a discount on the Debentures, which is being amortized as a component of interest expense over the life of the Debentures.  The remaining gross proceeds of $3,800 were ascribed to the fair value of the Debentures, which accretes in value as the discount is amortized.

In October 2008, the Company entered into Amendment and Waiver Agreements (the “Amendments”) with each of the Debenture holders.  Under the terms of the Amendments, the Company made a $2,000 payment to the Debenture holders, $1,700 of which was applied to principal outstanding and $300 of which satisfies the Company’s future interest obligations on the Debentures for the fifteen-month period following the payment date.  The Company also amended the exercise price from $3.99 to $0.50 on 524,637 warrants to purchase the Company’s common stock held by the Debenture holders.  In exchange for the foregoing, the maturity date of the remaining principal balance of the Debentures of $2,650 was extended to June 30, 2010, and certain definitions relating to events of default under the Debentures were modified.  In addition, simultaneous with the execution of the Amendments, the Company and the Debenture holders entered into a Security Agreement pursuant to which the Company granted the Debenture holders a security interest in the Company’s assets.  The Company incurred a loss on debt extinguishment of approximately $116 in connection with the prepayment of principal on the Debentures.

The Company recorded deferred financing costs of $256 for fees incurred upon the original issuance of the Debentures and $10 for fees incurred on behalf of the Debenture holders in connection with the Amendments.  In addition, the fair value of $10 associated with the re-pricing of the warrants was recorded as additional deferred financing costs and an increase in additional paid-in capital.  The deferred financing costs are being amortized as a component of interest expense over the term of the Debentures.  Interest expense for the years ended December 31, 2008 and 2007, included $191 and $213, respectively, from the amortization of the discount and $41 and $45, respectively, from the amortization of the deferred financing costs.  The average interest rate on the Debentures was 9.7% and 9.8% for the years ended December 31, 2008 and 2007, respectively.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2007, Debentures with an aggregate face value of $650 were converted into 160,494 shares of the Company’s common stock.  In addition, warrants to purchase 46,200 shares of the Company’s common stock were exercised, generating proceeds of $184.

10.  Leases

The Company leases certain property used in its operations under agreements that are classified as operating leases.  Such agreements generally include provisions for inflation-based rate adjustments and, in the case of leases for office space, payments of certain operating expenses and property taxes.

Future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

2009	$1,730
2010	1,349
2011	19

Total minimum lease payments	$3,098

The Company has non-cancelable subleases related to certain properties under which it will receive minimum sublease rental payments through 2010 totaling approximately $418.  Total rental expense under operating leases amounted to $1,694 and $2,151 for the years ended December 31, 2008 and 2007, respectively.

11.  Preferred Stock

During 2001, the Company’s Board of Directors approved the adoption of a Preferred Stock Rights Agreement (the “Rights Agreement”), under which a dividend distribution of one preferred stock purchase right (the “Purchase Right”) was declared for each outstanding share of the Company’s common stock, payable to common stockholders of record at the close of business on August 30, 2001.  Each Purchase Right has an exercise price of $50.00 and entitles the holder to purchase one one-thousandth of a share of the Company’s Series A Participating Preferred Stock (the “Series A Preferred”).  The Purchase Rights continue to be represented by, and trade with, the Company's common stock certificates unless the Purchase Rights become exercisable, which will only occur, with certain exceptions, in the event that a person or group acquires, or announces a tender or exchange offer to acquire, a beneficial ownership of 15% or more of the Company's common stock then outstanding.  As of December 31, 2008 and 2007, the Company’s Board of Directors had authorized 50,000 shares of the Series A Preferred, none of which was issued or outstanding.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Income Taxes

The components of the provision (benefit) for income taxes were as follows:

	2008	2007
Current:
Federal	$(1,050)	$(1,106)
State and local	37	(449)

Total current	(1,013)	(1,555)

Deferred:
Federal	386	575
State and local	-	233

Total deferred	386	808

Total benefit for income taxes	$(627)	$(747)

The provision (benefit) for income taxes varied from the Federal statutory income tax rate due to the following:

	2008	2007

Taxes at statutory rate	$(2,979)	$(1,515)
State and local income taxes, net of Federal benefit	(688)	(356)
Valuation allowance on deferred tax assets	3,661	377
Non-deductible expenses and other	(621)	747

Benefit for income taxes	$(627)	$(747)

Federal statutory rate	34.00%	34.00%

Effective rate	7.16%	16.76%

The components of the net deferred tax asset at December 31 were as follows:

	2008	2007
Deferred tax assets:
Accounts receivable	$36	$14
Property and equipment	728	270
Goodwill	1,596	469
Other intangible assets	480	614
Minority interest	-	341
Equity investments	300	300
Accrued expenses	285	590
Net operating loss carryforwards	3,939	3,120

Total deferred tax assets before valuation allowance	7,364	5,718
Valuation allowance on deferred tax assets	7,364	5,332

Net deferred tax asset	$-	$386

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s losses from continued operations before taxes for the years ended December 31, 2008 and 2007, were generated entirely in the United States.  At December 31, 2008, the Company had domestic state net operating loss carryforwards of approximately $10,949 that expire in 2016 through 2028, and Federal net operating loss carryforwards of approximately $5,421 that expire in 2028.  The Company established a valuation allowance to fully reserve its deferred tax assets at December 31, 2008, based on its projections indicating that it is more likely than not that such benefit will not be fully realized.  Due to the gain on sale of U.S. Newswire enabling the Company to realize certain deferred tax assets, the Company recognized net deferred tax assets totaling $386 at December 31, 2007.  The increase in the valuation allowance of $2,032 for the year ended December 31, 2008, consists of an increase of $3,661 associated with continuing operations, which was recognized as additional tax provision for the period, and a write off of $1,629 associated with the disposal of Teletrax and Medialink UK.

On January 1, 2007, the Company adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109."  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Under FIN 48, a two-step process is used to evaluate a tax position.  The first step establishes a recognition criterion under which the tax position is recognized if it is more likely than not that it will be sustained upon examination.  The second step establishes a measurement criterion under which the tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The changes in unrecognized tax positions for the years ended December 31, 2008 and 2007, were as follows:

Unrecognized tax positions at January 1, 2007	$241
Increase in unrecognized tax benefits for tax positions taken during the year	659

Unrecognized tax positions at December 31, 2007	900
Increase in unrecognized tax benefits for tax positions taken during the year	20
Decrease in unrecognized tax benefits for tax positions taken in prior periods	(835)

Unrecognized tax positions at December 31, 2008	$85

The unrecognized tax positions at December 31, 2008 and 2007, are reflected as a reduction of “Prepaid and refundable taxes” in the Company’s balance sheet.  In 2007, the Internal Revenue Service commenced an examination of the Company’s Federal income tax returns for the years ended December 31, 2004 and 2005.  There were no proposed adjustments to the Company’s income tax return for the year ended December 31, 2004.

13.  Stock Options

Under a stock option plan covering employees and other eligible participants (the “Employee Plan”), the Company grants stock options to purchase shares of the Company’s common stock.  Stock options granted under the Employee Plan generally become exercisable under two alternative vesting schedules over a four-year period.  One vesting schedule provides for 20% of the stock options granted being exercisable on the grant date and an additional 20% becoming exercisable on the anniversary of the grant date in each of the next four years.  The second vesting schedule provides for 25% of the stock options granted becoming exercisable on the anniversary of the grant date in each of the next four years.  Incentive stock options granted under the Employee Plan generally have a term of ten years and an exercise price equal to the fair market value of the Company’s common stock on the grant date.  Incentive stock options issued to employees who own more than 10% of the voting power of all classes of equity of the Company have a term of five years and an exercise price equal to at least 110% of the fair market value of the Company’s common stock on the grant date.  Non-qualified stock options granted under the Employee Plan can have a term of up to fifteen years and an exercise price that is determined for each individual grant by a committee appointed by the Company’s board of directors.  There are 2,270,808 shares of the Company’s common stock reserved for the issuance of stock options under the Employee Plan.  At December 31, 2008, 1,219,537 shares remained available for the issuance of stock options and 491,725 stock options were outstanding.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under a stock option plan covering members of its board of directors (the “Directors’ Plan”), the Company grants stock options to non-employee directors.  Newly appointed non-employee directors are granted 10,000 stock options upon their appointment or election to the board of directors, and all non-employee directors are granted 3,000 stock options on the first business day of each year.  Additional grants of stock options may be made at the discretion of a committee appointed by the Company’s board of directors.  Stock options granted under the Directors’ Plan generally vest ratably over a three-year period, have a term of ten years, but cannot have a term that exceeds fifteen years, and have an exercise price equal to the fair market value of the Company’s common stock on the grant date.  There are 430,000 shares of the Company’s common stock reserved for the issuance of stock options under the Directors’ Plan.  At December 31, 2008, 179,400 shares remained available for the issuance of stock options and 217,200 stock options were outstanding.

The Company accounts for stock-based compensation associated with stock options in accordance with the provisions of SFAS No. 123R, which the Company adopted in January 2006.  The Company uses a binomial lattice model for determining the fair value of stock options granted subsequent to the adoption of SFAS No. 123R.  Prior to the adoption of SFAS No. 123R, the Company valued stock options using the Black-Scholes option-pricing model.  During 2008, the Company granted 21,000 stock options under the Employee Plan, of which 15,000 stock options granted to an employee vest ratably over a four-year period and 6,000 stock options granted to non-employee directors of the Teletrax subsidiaries vest ratably over a three-year period.  Also during 2008, the Company granted 24,000 stock options to non-employee directors of the Company that become exercisable over a three-year period, with one-third vesting on each anniversary of the grant date.

The following weighted average assumptions were used in calculating the fair value of stock options granted under the Employee Plan and the Directors’ Plan during the years ended December 31, 2008 and 2007:

	2008		2007
	Employee Plan	Directors’ Plan	Employee Plan	Directors’ Plan

Expected term	3.82	3.81	3.85	4.23
Expected volatility	.5818	.5630	.5891	.5969
Expected dividends	0%	0%	0%	0%
Risk-free interest rate	3.00%	3.63%	4.38%	4.48%

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

	Number of shares	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2007	788,190	$4.89
Options granted	113,000	$4.49	$2.18
Options exercised	(32,500)	$2.86		$55
Options forfeited and expired	(106,610)	$5.50

Options outstanding at December 31, 2007	762,080	$4.83
Options granted	21,000	$2.86	$1.32
Options forfeited and expired	(291,355)	$5.34

Options outstanding at December 31, 2008	491,725	$4.44		$0	6.33

Options exercisable at December 31, 2008	312,650	$4.52		$0	5.37

Information relating to options outstanding under the Employee Plan at December 31, 2008, is summarized as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Options	Weighted Average Exercise Price

$2.61 – $3.30	161,175	$2.91	4.64	147,175	$2.90
$4.06 – $5.38	301,450	$4.48	7.81	136,375	$4.56
$11.25 – $15.00	29,100	$12.54	0.36	29,100	$12.54

Information relating to activity in the Directors’ Plan is summarized in the following table.  All option grants included in the following table had exercise prices equal to market price on the grant date.

	Number of shares	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2007	224,600	$5.39
Options granted	34,000	$4.92	$2.52
Options forfeited and expired	(18,000)	$8.20

Options outstanding at December 31, 2007	240,600	$5.11
Options granted	24,000	$4.25	$1.94
Options forfeited and expired	(47,400)	$7.25

Options outstanding at December 31, 2008	217,200	$4.55		$0	5.80

Options exercisable at December 31, 2008	163,200	$4.60		$0	4.95

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information relating to options outstanding under the Directors’ Plan at December 31, 2008, is summarized as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Options	Weighted Average Exercise Price

$2.61 – $3.86	112,000	$3.37	5.30	102,667	$3.35
$4.15 – $5.22	87,200	$4.46	7.53	42,533	$4.38
$8.06	9,000	$8.06	1.00	9,000	$8.06
$16.50	9,000	$16.50	0.08	9,000	$16.50

For the years ended December 31, 2008 and 2007, the Company recognized compensation expense related to stock options of $265 and $347, respectively, and recognized a tax benefit related to stock options exercised of $0 and $3, respectively.  Compensation expense related to non-vested stock options under both the Employee Plan and the Directors’ Plan that was not recognized as of December 31, 2008, totaled $383 and is expected to be recognized over a weighted average period of 2.0 years.  During the year ended December 31, 2007, the Company received $92 from the exercise of stock options.  The Company has a policy of issuing new shares of common stock upon the exercise of stock options.

14.  Earnings per Share

Basic earnings (loss) per share of common stock is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding.  There were no reconciling items to net loss to arrive at loss available to common stockholders for the years ended December 31, 2008 and 2007.  Diluted earnings (loss) per share of common stock is computed by giving effect to all dilutive potential common shares.  The number of shares used in the calculation of diluted earnings (loss) per share for the years ended December 31, 2008 and 2007, excluded 246 and 268,140, respectively, of incremental shares related to stock options and warrants and excluded 969,136 and 1,086,989, respectively, of incremental shares related to the Debentures.  Such incremental shares were excluded from the calculation of diluted earnings (loss) per share due to their antidilutive effect on income from continuing operations.

15.  Retirement Plan

The Company has a defined contribution plan in which eligible employees who have attained 21 years of age may contribute on both a pretax and after-tax basis up to a maximum of 15% of their annual salary, subject to annual limits established by the Internal Revenue Service.  The Company can make discretionary contributions.  Employees are fully vested at all times in contributions they make to the plan, and employees who have completed at least one year of service and are employed with the Company on the last business day of the year fully vest in Company contributions.  The Company made no discretionary contributions to its defined contribution plan for the years ended December 31, 2008 and 2007.

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

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.  Guarantees

In connection with the transfer of its ownership interests in Teletrax, the Company agreed to indemnify Philips for breaches of certain standard representations and warranties for a period of eighteen months following closing, except for indemnification obligations for representations and warranties related to organization and authorization matters, which survive indefinitely.  The Company’s potential liability for such indemnification obligations is not triggered until damages incurred by Philips from any such breach of representations and warranties exceed $50.  In such event, the Company will be liable for all such damages incurred, with the Company’s total liability limited to $1,500 in the aggregate.  The Company also agreed to indemnify Philips indefinitely for certain tax and employee matters, for which there is no limit on potential liability.  No amount has been recognized in connection with such potential indemnification obligations.

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

In connection with the sale of Delahaye, the Company’s research services division that was sold in December 2004, the Company agreed to indemnify the purchaser for breaches of certain standard representations and warranties.  In the event any such indemnification obligation were to be triggered, the Company may be liable when the damages incurred by the purchaser exceed $100.  The Company would be liable for the full amount of the damages incurred, including the first $100, with such damages limited to $2,000 in total.  No amount has been recognized in connection with such potential liability.

The Company has entered into subleases with third parties relating to properties no longer occupied by the Company.  Under an assignment of one of these subleases, the third party remits payment directly to the landlord, although the Company remains the primary obligor for the lease payments.  If the third party ceased to remit payment directly to the landlord, the Company would be liable for such payments.  The maximum potential amount for which the Company can be held liable is approximately $42.  No amount has been recognized in connection with such potential liability.

18.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables.  The Company maintains cash balances and cash equivalents with high credit quality financial institutions.

The Company provides credit to clients on an uncollateralized basis after evaluating client creditworthiness.  The Company’s clients are not concentrated in any specific geographic region, but are concentrated in the automotive, insurance, pharmaceutical, consumer products, and public relations agency businesses.  The Company’s five largest clients provided approximately 24.8% and 20.5% of revenues for the years ended December 31, 2008 and 2007, respectively.  In addition, amounts due from these clients represented 24.3% and 14.2% of trade accounts receivable at December 31, 2008 and 2007, respectively.  The Company does not believe that a significant reduction in business from any of its clients would have a material adverse effect on its results of operations or financial condition since no single client or group of clients is responsible for a significant portion of the Company’s revenues or represents a significant portion of the Company’s trade receivables.

MEDIALINK WORLDWIDE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.  Supplemental Disclosure of Cash Flow Information

Payments of interest and income taxes were as follows:

	2008	2007

Interest paid	$791	$327

Income taxes paid (refunded) – net	$(1,077)	$1,516

Non-cash investing and financing activities for the year ended December 31, 2008, consisted entirely of the fair value of $10 associated with the re-pricing of the warrants held by the Debenture holders.  Non-cash investing and financing activities for the year ended December 31, 2007, consisted entirely of the conversion of $650 of the Debentures into 160,494 shares of the Company’s common stock.

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

The carrying amounts of cash and cash equivalents and non-trade receivables included as part of other current assets at December 31, 2008 and 2007, are a reasonable approximation of their fair values due to the short-term nature of these instruments.  The Debentures do not have a quoted market price and are not rated by a credit-rating agency.  Due to the current uncertainty in the Company’s financial condition, the uncertainty in the global financial markets, and the difficulty in identifying comparable financial instruments in the marketplace, it was not practicable to estimate the fair value of the Debentures.

21.  Comprehensive Income

Comprehensive income includes all changes to equity that are not the result of transactions with shareholders and is comprised of net income and other comprehensive income.  For the year ended December 31, 2008, other comprehensive income of $366 consisted of an unrealized loss of $199 for foreign currency translation adjustments during the year and the reversal of $565 for previously unrealized losses for foreign currency translation adjustments that were realized upon the disposal of Medialink UK.  For the year ended December 31, 2007, other comprehensive income of $34 consisted entirely of unrealized foreign currency translation adjustments.  At December 31, 2008 and 2007, accumulated other comprehensive income (loss) in the consolidated balance sheets consisted entirely of foreign currency translation adjustments.

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

10.12
Amended and Restated Employment Agreement, dated as of November 12, 2008, by and between Medialink Worldwide Incorporated and Kenneth G. Torosian (Incorporated by reference to Exhibit No. 10.12 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

G-1

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

MEDIALINK WORLDWIDE INCORPORATED

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2008 and 2007
(In thousands of dollars)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (2)	Deductions (1)	Balance at end of period

Allowances deducted in the balance sheet from
assets to which they apply:

For the year ended December 31, 2008:
Allowance for doubtful accounts	$118	$(19)	$-	$15	$84

Valuation allowance on deferred tax assets	$5,332	$3,661	$-	$1,629	$7,364

For the year ended December 31, 2007:
Allowance for doubtful accounts	$245	$(27)	$-	$100	$118

Valuation allowance on deferred tax assets	$4,403	$929	$-	$-	$5,332

(1)  Represents amounts written off.

S-1