Form 10-K/A
period 2008-12-31
MEDIALINK WORLDWIDE INC
filed 2009-04-30
CIK 812890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment #1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number       0-21989

Medialink Worldwide Incorporated
(Exact name of registrant as specified in its charter)

Delaware	52-1481284
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

708 Third Avenue, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 682-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Captial Market System of NASDAQ

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

This amendment is being filed to provide the information from the 2009 Proxy Statement of Medialink Worldwide Incorporated (the "Company") originally incorporated by reference into Part III of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The Company's 2009 Proxy Statement will not be filed with the Securities and Exchange Commission by April 30, 2009.

In addition, this Form 10-K/A sets forth the complete text of Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” which has been amended to include information related to a notice received by the Company from the Nasdaq Stock Market.  Such notice, which was received by the Company subsequent to the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, was previously disclosed by the Company in its Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009.

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

On April 20, 2009, Medialink Worldwide Incorporated (the “Company”) received notice from the Nasdaq Stock Market that the Company’s stockholders’ equity of $2,181,000 as of December 31, 2008, was below the minimum requirement of $2,500,000 for continued listing on the Capital Market in accordance with Nasdaq Marketplace Rule 5550(b)(2).  Pursuant to Nasdaq Marketplace Rule 5810(c)(2)(C), the Company has 15 calendar days, or until May 5, 2009, to submit a plan to regain compliance.  Upon review of the Company’s plan to regain compliance, the Nasdaq Stock Market may either grant an extension of time of no longer than 105 days for the Company to regain compliance or issue a notice of delisting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following sets forth certain information with respect to the directors of the Company as of April 21, 2009:

Name	Position

Laurence Moskowitz	Chairman of the Board, President and Chief Executive Officer

Bruce E. Bishop	Director

Harold Finelt	Director

John M. Greening	Director

Douglas S. Knopper	Director

Catherine Lugbauer	Director

James J. O'Neill	Director

Jeffrey Stone	Director

Theodore Wm. Tashlik	Director

Laurence Moskowitz, 57, the founder of Medialink, has served as Chairman of the Board, President, and Chief Executive Officer of the Company since its inception in 1986.

Bruce E. Bishop, 48, has served as a director of the Company since 2004.  He has been Chief Financial Officer – U.S. of Next Fifteen Communications Group plc (“Next Fifteen”), a holding company for a group of worldwide PR consultancies, since October 2007.  Previously, he was Chief Financial Officer of Text 100, a technology-based public relations company and a subsidiary of Next Fifteen, from September 2005 until October 2007.  Prior to that, Mr. Bishop was Chief Financial Officer of the domestic operations of Incepta Group plc, a global marketing and communications company, from 1998 to 2005.

Harold Finelt, 48, has served as a director of the Company since 1987.  Mr. Finelt joined American Research & Development, a private venture capital firm, as an associate in 1986 and he has been a Vice President, a general partner, and is now a Venture Partner of American Research & Development's venture funds.

John M. Greening, 57, has served as a director of the Company since 2003.  Mr. Greening has been an associate professor of The Medill Graduate Program at Northwestern University since 2000.  He is a former executive vice president of DDB Needham, a unit of DDB, one of the world’s leading advertising agency networks and a branded network of Omnicom Group (NYSE:OMC), where he held various executive positions from 1975 to 2002.

Douglas S. Knopper, 48, has served as a director of the Company since 2006.  In April 2007, Mr. Knopper co-founded Freewheel Media, Inc., a provider of online video advertising solutions, and serves as its co-CEO and a director.  Prior to that, Mr. Knopper was the Chief Executive Officer of Bitpass, Inc., a Silicon Valley provider of digital commerce technology solutions, until its sale in January 2007.  Mr. Knopper served as Senior Vice President and General Manager, Ad Management, at DoubleClick from 2000 to 2005.  Prior to his time at DoubleClick, Mr. Knopper oversaw advertising campaigns at Lowe and Partners, TBWA/Chiat Day, and J. Walter Thompson.

Jeffrey Stone, 53, has served as a director since 2007.  Mr. Stone is a private investor and is currently a director of three private companies: Indigo Biosystems, a provider of bioinformatics technologies to the life sciences industry; Rock-It Cargo, a worldwide freight forwarder; and APR Energy, a provider and operator of electrical generation facilities and services.

Catherine Lugbauer, 61, has served as a director of the Company since 2002.  Ms. Lugbauer has been President of The Lugbauer Group, a management consulting firm specializing in client satisfaction since 2003, and was also a partner in Kelly & Lugbauer, a consulting firm that helped corporate public relations functions improve their alignment with their organization’s strategic goals from 2003 to 2005.  Prior to that, she was global chief operating officer of Weber Shandwick, a large global public relations firm and a unit of The Interpublic Group of Companies (NYSE: IPG), from 2000 to 2002.

James J. O'Neill, 71, has served as a director of the Company since 1994.  Mr. O’Neill is an attorney and serves as a private financial consultant and a member of the board of directors of Companion Life Insurance Company.  He served as an officer and Senior Vice President of Rothschild Inc., the U.S. office of the Rothschild family, from 1986 to 1995.

Theodore Wm. Tashlik, 69, has served as a director of the Company since 1992.  For more than twenty-five years Mr. Tashlik has been a member of the law firm of Tashlik, Kreutzer, Goldwyn & Crandell P.C., which represents the Company in certain matters.

Executive Officers

The information with respect to executive officers required by this item is included at the end of Part I of the Company's Report on Form 10-K for the fiscal year ended December 31, 2008, under the heading “Executive Officers of the Company.”

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules issued thereunder, the Company's directors, executive officers, and persons holding more than 10% of the Company's outstanding Common Stock are required to file with the Securities and Exchange Commission (“SEC”) reports of ownership and changes in ownership of common stock and other equity securities of the Company.  Based solely on the Company's review of copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during fiscal 2008, all of its executive officers, directors, and persons holding more than 10% of the Company's outstanding Common Stock complied with the requirements of Section 16(a).  Mr. John M. Greening was late in filing one report related to a transaction that occurred in 2005.

Code of Ethics

The members of the Board of Directors, executive officers, and all other employees of the Company are required to comply with policies regarding confidentiality, insider trading, and business ethics (collectively, the “Code of Ethics”).  The Code of Ethics is intended to be a standard and tool against which to measure their actions and to help such individuals to recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and foster a culture of honesty and accountability.  The Company maintains a secure and anonymous “whistleblower hotline” for directors, executive officers, and all other employees to report any inappropriate, unethical, or illegal accounting or reporting matters.

The full text of the Code of Ethics is available on the Company’s website (www.medialink.com) or can be provided upon written request without charge.  Such written request must be addressed to the attention of Kenneth G. Torosian, Secretary, at the address of the Company set forth on the first page of this Annual Report on Form 10- K/A.

Audit Committee

The Company maintains a separately-designated standing audit committee, which is comprised of Messrs. Bruce E. Bishop, Harold Finelt, and James J. O'Neill.  All of the members of the Audit Committee are “independent” as defined under rules promulgated by the National Association of Securities Dealers Automated Quotation System (“NASDAQ”).  Mr. Finelt, the chairman of the Audit Committee, and Mr. Bishop are financial experts serving on the Audit Committee.

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows the compensation earned for the years ended December 31, 2008 and 2007, by the Company’s Principal Executive Officer and its two other most highly compensated individuals who served as executive officers during 2008 and whose total compensation, exclusive of any non-equity incentive plans, exceeded $100,000.

						All
					Option	Other
		Salary (1)	Bonus		Awards (2)	Compensation		Total
Name and Principal Position	Year	($)	($)		($)	($)		($)

Laurence Moskowitz	2008	444,000	17,250	(3)	70,821	8,400	(4)	540,471
Chairman of the Board, President, and Chief Executive Officer	2007	444,000	21,375	(3)	72,968	8,400	(4)	546,743
(Principal Executive Officer)

Lawrence A. Thomas	2008	258,000	-		23,674	-		281,674
Chief Operating Officer	2007	258,000	25,000		26,203	-		309,203

Kenneth G. Torosian	2008	323,492	131,500	(5)	38,986	-		493,978
Chief Financial Officer, Treasurer, and Secretary	2007	273,491	86,250	(6)	20,218	-		379,959
(Principal Financial Officer)

(1)	Base salaries as of January 1, 2009, for Messrs. Moskowitz, Thomas, and Torosian were $444,000, $258,000, and $350,000, respectively.
(2)
Represents the amount expensed in 2008 and 2007 under Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), in connection with option awards.  The assumptions used in the calculation of these amounts are included in Note 13 to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(3)	Represents bonuses earned in connection with the sale of U.S. Newswire, the Company’s press release distribution division, in September 2006.
(4)	Represents an annual auto allowance.
(5)	Includes $11,500 for a bonus earned in connection with the sale of U.S. Newswire.
(6)	Includes $14,250 for a bonus earned in connection with the sale of U.S. Newswire.

Stock options granted to executive officers vest over a four-year period under one of two alternative vesting schedules.  One vesting schedule provides for 20% of the stock options granted being exercisable on the grant date and an additional 20% becoming exercisable on the anniversary of the grant date in each of the next four years.  The second vesting schedule provides for 25% of the stock options granted becoming exercisable on the anniversary of the grant date in each of the next four years.

The Company has entered into an amended and restated employment agreement with Laurence Moskowitz dated as of December 31, 2005.  Under the terms of the employment agreement, Mr. Moskowitz is to receive an annual base salary subject to annual increases and a potential annual bonus equal to a minimum of 30% of his base salary subject to attaining certain goals as established by the Compensation Committee of the Company’s Board of Directors.  The employment agreement automatically renews December 31 of each year until it is terminated in accordance with its provisions.  In the event that Mr. Moskowitz is terminated without Cause or the Company provides notice of its intention to not renew his employment agreement, Mr. Moskowitz will continue to receive his salary and participate in the Company’s group benefit plans for the remainder of that calendar year.  In the event the Company terminates the employment agreement without Cause, as such term is defined in the employment agreement, Mr. Moskowitz is also entitled to receive a severance payment payable over a four-year period equal to 300% of his salary and 155% of his bonus earned for the fiscal year immediately preceding the termination.  In the event of a Change in Control, as such term is defined in the employment agreement, Mr. Moskowitz is entitled to receive a lump sum severance payment equal to three times the sum of (i) his annual salary for the year in which the Change in Control occurs and (ii) his bonus declared payable for the immediately preceding calendar year.  The employment agreement contains non-compete and non-solicitation provisions that are applicable during its term and extend for a period of one year upon the termination of the agreement, except that such period shall be increased to two years in the event of a Change in Control and to four years in the event the Company terminates Mr. Moskowitz’ employment without Cause.

The Company has entered into an employment agreement with Mr. Lawrence A. Thomas, its Chief Operating Officer, dated as of September 9, 2005, pursuant to which Mr. Thomas is to receive an annual base salary.  Mr. Thomas is eligible to receive a discretionary bonus of up to 60% of his base salary based on performance for each future year of his employment in accordance with the terms of his employment agreement and as determined by the Compensation Committee of the Company’s Board of Directors.  The employment agreement continues in effect until terminated in accordance with its provisions.  In the event the Company terminates the employment agreement without Cause, as such term is defined in the employment agreement, Mr. Thomas is entitled to receive his salary and continue to participate in the Company’s group benefit plans for a period of one year after such termination.  In the event of a Change in Control, as such term is defined in the employment agreement, Mr. Thomas is entitled to receive a lump sum severance payment equal to sum of (i) his annual salary at the date of termination and (ii) his bonus declared payable for the immediately preceding calendar year.  Mr. Thomas’ agreement contains non-compete and non-solicitation provisions that are applicable during the term and extend for a period of twenty-four months upon the termination of the agreement, except that such period shall be reduced to twelve months in the event Mr. Thomas’ employment is terminated without Cause.

The Company has entered into an employment agreement with Mr. Kenneth G. Torosian, dated as of November 12, 2008, pursuant to which Mr. Torosian is to receive an annual base salary subject to annual increases.  In addition, Mr. Torosian is eligible to receive a bonus for each year of his employment in accordance with the terms of his employment agreement and as determined by the Compensation Committee of the Company’s Board of Directors.  The employment agreement continues in effect until terminated in accordance with its provisions.  In the event the Company terminates the employment agreement without Cause, as such term is defined in the employment agreement, Mr. Torosian is entitled to receive his salary and continue to participate in the Company’s group benefit plans for a period of one year after such termination.  In the event of a Change in Control, as such term is defined in the employment agreement, Mr. Torosian is entitled to receive a lump sum severance payment equal to two times the sum of (i) his annual salary at the date of the Change in Control and (ii) the greater of (a) his bonus declared payable for the immediately preceding calendar year and (b) his bonus declared payable for the current calendar year.  Mr. Torosian’s agreement contains non-compete and non-solicitation provisions that are applicable during the term and extend for a period of twenty-four months upon the termination of the agreement, except that such period shall be reduced to twelve months in the event the Company terminates Mr. Torosian’s employment without Cause.  Such non-compete and non-solicitation provisions do not extend beyond the term of the employment agreement in the event of a Change in Control.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of Securities Underlying			Option Exercise	Option
	Unexercised Options (#)			Price	Expiration
Name	Exercisable	Unexercisable		($)	Date

Laurence Moskowitz	10,000	-		11.25	3/14/2009
	1,500	-		5.38	10/27/2009
	27,000	-		3.30	5/24/2011
	20,000	-		2.61	1/1/2012
	15,000	-		2.70	9/7/2014
	46,200	46,200	(1)	4.13	3/15/2016
	10,000	10,000	(2)	4.99	12/14/2016

Lawrence A. Thomas	16,000	4,000	(3)	2.92	9/8/2015
	12,000	8,000	(4)	3.00	9/7/2016
	8,000	12,000	(5)	4.27	9/9/2017

Kenneth G. Torosian	8,000	2,000	(6)	2.90	7/10/2015
	10,000	10,000	(2)	4.99	12/14/2016
	11,250	33,750	(7)	4.08	11/15/2017

(1)	Options to purchase 23,100 shares of Common Stock vest on each of March 16, 2009, and 2010.
(2)	Options to purchase 5,000 shares of Common Stock vest on each of December 15, 2009, and 2010.
(3)	Options to purchase 4,000 shares of Common Stock vest on September 9, 2009.
(4)	Options to purchase 4,000 shares of Common Stock vest on each of September 8, 2009, and 2010.
(5)	Options to purchase 4,000 shares of Common Stock vest on each of September 9, 2009, 2010, and 2011.
(6)	Options to purchase 2,000 shares of Common Stock vest on July 11, 2009.
(7)	Options to purchase 11,250 shares of Common Stock vest on each of November 16, 2009, 2010, and 2011.

Potential Payments on Termination or Change-in-Control

Laurence Moskowitz

In accordance with his employment agreement, Mr. Moskowitz is entitled to receive certain salary continuation and severance payments in connection with the termination of his employment.  Mr. Moskowitz is not entitled to any future benefits in the event of a termination for Cause (as such term is defined in his employment agreement).

In the event that Mr. Moskowitz is terminated without Cause or the Company provides notice of its intention to not renew his employment agreement, Mr. Moskowitz will continue to receive his salary and participate in the Company’s group benefit plans for the remainder of that calendar year.  In addition, subject to entering into a separation and release agreement that is satisfactory to the Company, Mr. Moskowitz is entitled to receive severance payments totaling the sum of 300% of his then current salary at the date of termination and 155% of the bonus earned for the fiscal year immediately preceding the termination.  Such total severance amount would be paid over a four-year period, with Mr. Moskowitz receiving 31%, 26%, 23%, and 20% of the total severance in each of the successive four years, respectively.  In the event of certain actions taken by the Company’s Board of Directors over the objections of senior management of the Company or certain events occurring, including, but not limited to, a material breach of the employment agreement by the Company, Mr. Moskowitz can terminate his employment agreement and be entitled to the same payments as he is entitled to for a termination without Cause.

In the event of termination upon death, Mr. Moskowitz’ designee or estate will continue to receive his then current salary at the date of termination for a period of eighteen months.  In addition, the Company will make payments under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) to continue health benefits coverage for a period of eighteen months on behalf of Mr. Moskowitz’ dependents.

In the event of termination upon disability, Mr. Moskowitz will continue to receive his then current salary at the date of termination and the Company will make payments under COBRA to maintain his health benefits coverage for a period of eighteen months.  In addition, Mr. Moskowitz is entitled to receive disability payments based on the sum of 90% of his most recent annual salary plus 50% of his bonus earned for the fiscal year immediately preceding the termination (the “Disability Base”).  The amount of disability payments Mr. Moskowitz will receive for each of the next four calendar years commencing on the January 1 following the date of termination upon disability is equal to 90%, 80%, 70%, and 60%, respectively, of the Disability Base.

In the event of termination of Mr. Moskowitz’ employment for any reason, including voluntary termination by Mr. Moskowitz, during the twenty-four month period following a Change in Control of the Company, Mr. Moskowitz is entitled to receive severance in an amount equal to three times the sum of his then current salary at the date of termination plus his bonus earned for the fiscal year immediately preceding the termination.  In addition, the Company will continue to pay the cost of health benefits for a period of twelve months, Mr. Moskowitz will continue to receive an auto allowance equal to $8,400 per year for the shorter of (i) the remaining term of the automobile lease or (ii) three years, and Mr. Moskowitz will receive outplacement services not to exceed $15,000.

In addition to the above payments, in the event of a termination without Cause or a termination upon death, disability, or a Change in Control of the Company, all of Mr. Moskowitz’ outstanding unvested stock options will vest immediately.

Lawrence Thomas

In accordance with his employment agreement, Mr. Thomas is entitled to receive certain severance payments in connection with the termination of his employment.  Mr. Thomas is not entitled to any future benefits in the event of a termination for Cause (as such term is defined in his employment agreement) or upon death.

In the event that Mr. Thomas is terminated without Cause, Mr. Thomas is entitled to receive his salary and continue to participate in the Company’s group benefit plans for a period of one year after such termination.  In the event of certain actions taken by the Company’s Board of Directors including, but not limited to, a material breach of the employment agreement by the Company, Mr. Thomas can terminate his employment agreement and be entitled to the same payments as he is entitled to for a termination without Cause.

In the event of termination upon disability, Mr. Thomas will continue to receive his then current salary at the date of termination and the Company will make payments under COBRA to maintain his health benefits coverage for a period of six months.

In the event of termination of Mr. Thomas’ employment for reasons other than Cause, voluntary termination by Mr. Thomas, or upon death or disability during the twelve-month period following a Change in Control of the Company, Mr. Thomas is entitled to receive a lump sum severance payment equal to the sum of (i) his annual salary at the date of termination plus his bonus declared payable for the immediately preceding calendar year.  In addition, Mr. Thomas will continue to participate in the Company’s group health benefit plans on the same terms as prior to his termination for a one-year period and will receive outplacement services not to exceed $3,000.

In addition to the above payments, in the event of a termination without Cause or a termination upon death, disability, or a Change in Control of the Company, all of Mr. Thomas’ outstanding unvested stock options will vest immediately.

Kenneth G. Torosian

In accordance with his employment agreement, Mr. Torosian is entitled to receive certain severance payments in connection with the termination of his employment.  Mr. Torosian is not entitled to any future benefits in the event of a termination for Cause (as such term is defined in his employment agreement).

In the event that Mr. Torosian is terminated without Cause, Mr. Torosian is entitled to receive his salary and continue to participate in the Company’s group benefit plans for a period of one year after such termination.

In the event of termination upon death, Mr. Torosian’s designee or estate will continue to receive his then current salary at the date of termination for a period of six months.  In addition, the Company will make payments under COBRA to continue health benefits coverage for a period of six months on behalf of Mr. Torosian’s dependents.

In the event of termination upon disability, Mr. Torosian will continue to receive his then current salary at the date of termination and the Company will make payments under COBRA to maintain his health benefits coverage for a period of six months.

In the event of termination of Mr. Torosian’s employment for reasons other than Cause, or upon death or disability during the twelve-month period following a Change in Control of the Company, Mr. Torosian is entitled to receive severance in an amount equal to two times the sum of (i) his annual salary at the date of the Change in Control and (ii) the greater of (a) his bonus declared payable for the immediately preceding calendar year and (b) his bonus declared payable for the current calendar year.  In addition, Mr. Torosian will continue to participate in the Company’s group health benefit plans on the same terms as prior to his termination for a one-year period and will receive outplacement services not to exceed $3,000.

In addition to the above payments, in the event of a termination without Cause or a termination upon death, disability, or a Change in Control of the Company, all of Mr. Torosian’s outstanding unvested stock options will vest immediately.

Directors’ Compensation

Directors receive cash compensation in the amount of $2,500 for their services for each Board meeting in which they participate, $500 for participating in other informational sessions, and are reimbursed for expenses incurred in connection with their Board activities.  Directors also participate in “executive” sessions, without management present, for which no separate fee is earned.  Members of the Audit Committee receive a quarterly fee of $3,750, with the exception of the chairman of the Audit Committee, who receives a quarterly fee of $5,000.  Members of the Compensation Committee receive a quarterly fee of $1,250, with the exception of the chairman of the Compensation Committee, who receives a quarterly fee of $1,625.  Members of the Nominating Committee receive a quarterly fee of $750.  All such quarterly committee fees are fixed irrespective of the number of meetings held, if any, during the relevant quarterly period.  In addition, under the Company’s 1996 Directors Stock Option Plan, each non-employee director is granted options to purchase 10,000 shares of Common Stock upon initially joining the Board and is granted options to purchase 3,000 shares of Common Stock on the first business day of each subsequent year.

The following table shows the compensation earned by the Company’s non-employee directors for the year ended December 31, 2008.

	Fees Earned or	Option
	Paid in Cash	Awards (1)		Total
Name	($)	($)		($)

Bruce E. Bishop	29,500	6,712	(2)	36,212
Harold Finelt	41,000	6,712	(3)	47,712
John M. Greening	17,500	6,712	(4)	24,212
Douglas S. Knopper	14,500	12,114	(5)	26,614
Catherine Lugbauer	17,500	6,712	(6)	24,212
James J. O'Neill	34,500	6,712	(3)	41,212
Jeffrey Stone	19,500	8,558	(7)	28,058
Theodore Wm. Tashlik	14,500	6,712	(8)	21,212

(1)
Represents the amount expensed in 2008 under SFAS No. 123R in connection with option awards.  The assumptions used in the calculation of these amounts are included in Note 13 to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(2)	Options to purchase 22,000 shares of Common Stock were outstanding at December 31, 2008.
(3)	Options to purchase 34,400 shares of Common Stock were outstanding at December 31, 2008.
(4)	Options to purchase 25,000 shares of Common Stock were outstanding at December 31, 2008.
(5)	Options to purchase 16,000 shares of Common Stock were outstanding at December 31, 2008.
(6)	Options to purchase 28,000 shares of Common Stock were outstanding at December 31, 2008.
(7)	Options to purchase 13,000 shares of Common Stock were outstanding at December 31, 2008.
(8)	Options to purchase 44,400 shares of Common Stock were outstanding at December 31, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 21, 2009 by (i) each executive officer identified in the Summary Compensation Table in Item 11 above; (ii) each director; (iii) all executive officers and directors as a group; and (iv) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock.

	Shares of Common Stock
	Beneficially Owned as of
	April 21, 2009 (1)
Executive Officers,	Number of	Percent of
Directors and 5% Stockholders	Shares	Class

Laurence Moskowitz (2)	522,989	7.95%

Lawrence Thomas (3)	39,000	*

Kenneth G. Torosian (4)	32,250	*

Bruce E. Bishop (5)	19,000	*

Harold Finelt (6)	101,624	1.57%

John M. Greening (7)	22,000	*

Douglas S. Knopper (8)	13,000	*

Catherine Lugbauer (9)	25,000	*

James J. O'Neill (10)	30,400	*

Jeffrey Stone (11)	74,992	1.17%

Theodore Wm. Tashlik (12)	95,321	1.47%

All Named Executive Officers and Directors as a Group (11 Persons) (13)	975,576	14.29%

Others:

Norman H. Pessin (14)
366 Madison Avenue-14th Floor
New York, NY 10017	482,629	7.51%

Dimensional Fund Advisors LP (15)
1299 Ocean Ave. – 11th Floor
Santa Monica, CA 90401	433,626	6.75%

* Represents less than 1% of the outstanding shares of Common Stock including shares issuable to such beneficial owner under options which are presently exercisable or will become exercisable within 60 days.

(1)	Unless otherwise indicated, each person has sole voting and investment power with respect to the shares shown as beneficially owned by such person.
(2)	Includes 152,800 shares of Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of April 21, 2009.
(3)	Includes 36,000 shares of Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of April 21, 2009.
(4)	Includes 29,250 shares of Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of April 21, 2009.
(5)	Includes 19,000 shares of Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of April 21, 2009.
(6)	Includes 28,400 shares of Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of April 21, 2009.
(7)	Includes 22,000 shares of Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of April 21, 2009.
(8)	Includes 13,000 shares of Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of April 21, 2009.
(9)	Includes 25,000 shares of Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of April 21, 2009.
(10)	Includes 28,400 shares of Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of April 21, 2009.
(11)	Includes 4,333 shares of Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of April 21, 2009.
(12)	Includes 38,400 shares of Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of April 21, 2009.
(13)	Includes 396,583 shares of Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of April 21, 2009.
(14)
Based on Schedule 13D filed with the Securities and Exchange Commission under which Mr. Pessin and his affiliates claim sole voting and dispositive power for 323,323 shares of Common Stock and Mrs. Sandra F. Pessin claims sole voting and dispositive power for 159,306 shares of Common stock.

(15)	Based on Schedule 13G filed with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Since the beginning of the Company’s last fiscal year, there has not been nor is there currently proposed any transaction or series of transactions to which the Company was or is to be a party in which the amount exceeds $120,000 and in which any director, executive officer, holder of more than 5% of the Common Stock of the Company or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than the transactions described below.

Tashlik, Kreutzer, Goldwyn & Crandell P.C. (“TKG&C”) received legal fees and disbursements for services performed for the Company and its subsidiaries during the Company’s fiscal years ended December 31, 2008 and 2007, totaling $396,025 and $259,490, respectively.  Mr. Theodore Wm. Tashlik, a member of such firm, is a director of the Company.  TKG&C has acted as legal counsel to the Company for over fifteen years.

The Company has entered into indemnification agreements with each of its directors and executive officers.  Such indemnification agreements require the Company to indemnify its directors and officers to the fullest extent permitted by Delaware law.

Independence of Directors

The Board has determined that the following directors, who constitute a majority of the Board, are independent:  Bruce E. Bishop, Harold Finelt, John M. Greening, Douglas S. Knopper, Catherine Lugbauer, James J. O’Neill, and Jeffrey Stone.  To qualify as independent, a director must meet the independence standards set out by the NASDAQ, SEC, and any other applicable regulatory body, and the Board of Directors must affirmatively determine that a director has no material relationship with the Company other than as a director.

Item 14. Principal Accountant Fees and Services.

Audit Fees

During the years ended December 31, 2008 and 2007, the Company incurred approximately $475,000 and $473,000, respectively, for audit services provided by KPMG LLP, the Company’s principal accountant.  These fees included the full scope audit of the Company’s financial statements included in its annual report on Form 10-K and reviews of the Company’s financial statements included in its quarterly reports on Forms 10-Q.

Audit-Related Fees

The Company did not incur any fees for audit-related services provided by KPMG LLP during the years ended December 31, 2008 and 2007.

Tax Fees

During the years ended December 31, 2008 and 2007, the Company incurred approximately $40,000 and $43,500, respectively, for tax services provided by KPMG LLP.

All Other Fees

There were no fees billed by KPMG LLP during the years ended December 31, 2008 and 2007, for any other services.

The Audit Committee approved all of the services described in the sections Audit Related Fees, Tax Fees, and Other Fees, and it has determined that the non-audit services rendered by its Independent Registered Public Accounting Firm during its most recent fiscal year are compatible with maintaining their independence.

Pre-Approval Policies

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Independent Registered Public Accounting Firm.  These services may include audit services, audit-related services, tax services, and other services.  Pre-approval is detailed as to the particular service or category of service and is subject to a specific budget.  The Audit Committee requires the Independent Registered Public Accounting Firm and management to report on the actual fees charged for each category of service at Audit Committee meetings throughout the year.

During the year, circumstances may arise when it may become necessary to engage the Independent Registered Public Accounting Firm for additional services not contemplated in the original pre-approval.  In those instances, the Audit Committee requires specific pre-approval before engaging the Independent Registered Public Accounting Firm.  The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for those instances when pre-approval is needed prior to a scheduled Audit Committee meeting.  The Chairman of the Audit Committee must report on such pre-approvals at the next scheduled Audit Committee meeting.

All fiscal year 2008 and 2007 audit and non-audit services provided by the Independent Registered Public Accounting Firm were pre-approved.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Listed below are the documents filed as part of this report:

1.	Not applicable

2.	Not applicable

3.	Exhibits:

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

MEDIALINK WORLDWIDE INCORPORATED

By:	/s/ Kenneth Torosian
Kenneth Torosian
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)
Date: April 30, 2009

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.