Form 10-Q
period 2009-03-31
MEDIALINK WORLDWIDE INC
filed 2009-05-15
CIK 812890

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐                                                                                           Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)                    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐    No ☒

The number of shares of the issuer's common stock outstanding as of April 30, 2009, was 6,428,059.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of dollars, except share and per-share amounts)

	March 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$4,686	$5,354
Accounts receivable, net of allowance for doubtful accounts of $59 and $84	1,663	2,190
Prepaid expenses	346	264
Prepaid and refundable taxes	53	627
Other current assets	500	824
Total current assets	7,248	9,259

Other assets	200	211

Total assets	$7,448	$9,470

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$951	$1,221
Accrued expenses and other current liabilities	2,922	3,172
Total current liabilities	3,873	4,393

Convertible debentures, net of unamortized discount of $112 and $133	2,538	2,517
Other long-term liabilities	304	379
Total liabilities	6,715	7,289

Commitments and contingencies

Stockholders' Equity:
Series A Preferred stock: $.01 par value, authorized 50,000 shares; none
issued and outstanding	-	-
Common stock: $.01 par value, authorized 15,000,000 shares; issued
6,529,180 shares in 2009 and 2008	65	65
Additional paid-in capital	28,819	28,765
Accumulated deficit	(27,910)	(26,412)
Accumulated other comprehensive loss	102	106
Common stock in treasury (at cost, 101,121 shares)	(343)	(343)
Total stockholders' equity	733	2,181

Total liabilities and stockholders' equity	$7,448	$9,470

See notes to unaudited consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share amounts)

	For the three months ended
	March 31,
	2009	2008

Revenues	$3,182	$4,860

Operating expenses:
Direct costs	1,247	2,136
Selling, general, and administrative expenses	3,143	3,821
Depreciation and amortization	-	239
Charge for exit activities	81	119

Total operating expenses	4,471	6,315

Operating loss	(1,289)	(1,455)
Interest expense - net	(89)	(105)

Loss from continuing operations before taxes	(1,378)	(1,560)
Income tax benefit	-	(96)

Loss from continuing operations	(1,378)	(1,464)
Loss from discontinued operations, net of tax	(120)	(1,057)

Net loss	$(1,498)	$(2,521)

Net loss	$(1,498)	$(2,521)
Other comprehensive loss	(4)	(5)

Comprehensive loss	$(1,502)	$(2,526)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$(0.21)	$(0.23)
Loss from discontinued operations	(0.02)	(0.16)

Net loss	$(0.23)	$(0.39)

Weighted average number of common shares:
Basic and diluted	6,428	6,428

See notes to unaudited consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of dollars)

	For the three months ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,498)	$(2,521)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	-	239
Deferred income taxes	-	191
Loss from discontinued operations	120	1,057
Other	151	270
Changes in operating assets and liabilities:
Accounts receivable	552	647
Prepaid expenses and other assets	245	12
Prepaid and refundable taxes	574	(316)
Accounts payable and accrued expenses	(604)	(403)
Other liabilities	(88)	(143)
Net cash used in operating activities of discontinued operations	(90)	(1,092)
Net cash used in operating activities	(638)	(2,059)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(143)
Expenditures on sale of businesses	(30)	-
Net cash used in investing activities of discontinued operations	-	(149)
Net cash used in investing activities	(30)	(292)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net decrease in cash and cash equivalents	(668)	(2,351)
Cash and cash equivalents at beginning of period	5,354	11,438

Cash and cash equivalents at end of period	$4,686	$9,087

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

Certain prior-period amounts in the accompanying financial statements have been reclassified to conform to the 2009 presentation, including the reclassifications necessary to reflect the financial position, results of operations, and cash flows of disposed businesses separately from continuing operations (see Note 2).

2.  Discontinued Operations

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

On October 1, 2008, the Company sold the client list of Medialink UK Limited (“Medialink UK”), its UK-based media communications services subsidiary, to World Television Group plc (“World”) and subsequently wound down the operation.  Under the terms of the agreement, the Company will receive from World a percentage of the gross profit derived from certain Medialink UK client revenue for a period of eighteen months from the closing date.  In each of February 2009 and May 2009, the Company received a payment of approximately $6 related to such gross profit derived by World in the fourth quarter of 2008 and the first quarter of 2009, respectively.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(In thousands of dollars, except per-share amounts)

The operations of Teletrax and Medialink UK are presented as discontinued operations for all periods presented in the accompanying consolidated financial statements as follows:

	Three months ended March 31,
	2009	2008

Revenues	$-	$2,241

Loss from operations before income taxes	$(90)	$(1,057)
Income tax expense	-	-
Loss from operations	(90)	(1,057)

Loss on disposal before income taxes	(30)	-
Income tax expense	-	-
Loss on disposal	(30)	-

Loss from discontinued operations	$(120)	$(1,057)

The loss from operations of $90 and the loss on disposal of $30 for the three months ended March 31, 2009, relates entirely to Medialink UK.  The loss from operations of $1,057 for the three months ended March 31, 2008, is comprised of a loss from operations of $825 and $232 for Teletrax and Medialink UK, respectively.

3.  Earnings (Loss) per Share

Basic earnings (loss) per share of common stock is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding.  There were no reconciling items to net income (loss) to arrive at income (loss) available to common stockholders for the quarterly periods ended March 31, 2009 and 2008.  Diluted earnings (loss) per share of common stock is computed by giving effect to all dilutive potential common shares.  The number of shares used in the calculation of diluted earnings (loss) per share for the periods ended March 31, 2009 and 2008, excluded incremental shares related to stock options and warrants and incremental shares related to convertible debentures as follows:

	Three months ended March 31,
	2009	2008

Shares related to stock options and warrants	9,053	986

Shares related to convertible debentures	654,320	1,074,074

All such incremental shares were excluded from the calculation of diluted earnings (loss) per share due to their antidilutive effect on the loss from continuing operations.

4.  Exit Activities

In February 2009, the Company completed a plan to vacate the remaining portion of its office location in Norwalk, CT (the “2009 Q1 Plan”).  The results of operations for the three months ended March 31, 2009, include a charge of $81 related to the 2009 Q1 Plan, which consisted entirely of costs associated with a contractual lease obligation.  In addition, in January 2008, the Company completed a plan to vacate a portion of its facility in New York (the “2008 Q1 Plan”) and during 2006 the Company initiated and completed an exit activity in connection with the sale of U.S. Newswire, the Company’s wire distribution and photography services division (the “2006 Q4 Plan”).  In connection with the disposal of Medialink UK, the Company completed certain exit activities in October 2008 (the “2008 Q4 Plan”) that included vacating its facility in London that served as the headquarters and sole facility of Medialink UK.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(In thousands of dollars, except per-share amounts)

The remaining liability for future payments for these plans and the amounts charged against the liability were as follows:

	Total	2006 Q4 Plan	2008 Q1 Plan	2008 Q4 Plan	2009 Q1 Plan

Balance at January 1, 2009	$407	$28	$(13)	$392
Charge for exit activities	81	-	-	-	$81
Facility closure cost receipts (payments)	(98)	(16)	1	(51)	(32)

Balance at March 31, 2009	$390	$12	$(12)	$341	$49

5.  Stock Options

The Company administers two stock option plans, one covering employees and other eligible participants (the “Employee Plan”) and one covering members of its board of directors (the “Directors’ Plan”).  At March 31, 2009, 1,247,737 and 164,400 shares remained available for the issuance of stock options under the Employee Plan and the Directors’ Plan, respectively.

During the first three months of 2009, the Company granted 24,000 stock options under the Directors’ Plan to non-employee directors, all of which vest ratably over a three-year period.  No stock options were granted under the Employee Plan during the first three months of 2009.

The following weighted average assumptions were used in calculating the fair value of stock options granted under the Directors’ Plan during the three months ended March 31, 2009:

Directors’ Plan

Expected term	3.60
Expected volatility	1.1758
Expected dividends	0%
Risk-free interest rate	3.75%

For the three months ended March 31, 2009 and 2008, the Company recognized $54 and $89, respectively, of compensation expense related to stock options.  Such amounts were based on the fair value of the stock options at the grant date.  The Company did not recognize any tax benefit related to the stock-based compensation expense incurred during the three months ended March 31, 2009 and 2008.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(In thousands of dollars, except per-share amounts)

Information relating to activity in the Employee Plan for the three months ended March 31, 2009, is summarized in the following table.

	Number of shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2009	491,725	$4.44
Options forfeited and expired	(28,200)	$8.83

Options outstanding at March 31, 2009	463,525	$4.17	$0	6.37

Options exercisable at March 31, 2009	308,175	$4.10	$0	5.61

Information relating to activity in the Directors’ Plan for the three months ended March 31, 2009, is summarized in the following table.  All stock option grants included in the following table had exercise prices equal to the market price on the grant date.

	Number of shares	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2009	217,200	$4.55
Options granted	24,000	$0.06	$0.04
Options forfeited and expired	(9,000)	$16.50

Options outstanding at March 31, 2009	232,200	$3.62		$1	6.21

Options exercisable at March 31, 2009	178,533	$3.96		$0	5.36

Compensation expense related to non-vested stock options under both the Employee Plan and the Directors’ Plan that was not recognized as of March 31, 2009, totaled $330 and is expected to be recognized over a weighted average period of 1.8 years.  No options were exercised during the three months ended March 31, 2009  and 2008.  The Company has a policy of issuing new shares of common stock upon the exercise of stock options.

6.  Supplemental Cash Flow Information:

Cash paid for interest and income taxes during the three months ended March 31, 2009 and 2008, was as follows:

	2009	2008

Interest paid	$4	$107

Income taxes paid (refunded) – net	$(551)	$29

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(In thousands of dollars, except per-share amounts)

There were no non-cash investing and financing activities for the three months ended March 31, 2009 and 2008.

7.  Common Stock Listing

As previously reported, on April 20, 2009, the Company received notice from the Nasdaq Stock Market that the Company’s stockholders’ equity of $2,181 as of December 31, 2008, was below the minimum requirement of $2,500 for continued listing on the Capital Market in accordance with Nasdaq Marketplace Rule 5550(b)(2).  In May 2009 the Company submitted a plan to regain compliance.  Upon review of such plan, the Nasdaq Stock Market may either grant an extension of time of no longer than 105 days for the Company to regain compliance or issue a notice of delisting.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this Quarterly Report on Form 10-Q are “forward looking” statements (within the meaning of the Private Securities Litigation Reform Act of 1995, as amended).  Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements.  See Part II Item 1A “Risk Factors” below and Item I Part 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for a description of certain factors that might cause such a difference.

In August 2008, the Company transferred its 76% ownership interests in TTX (US) LLC and TTX Limited (collectively, “Teletrax”), its digital video monitoring services segment, to Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V., respectively (collectively, “Philips”).  In October 2008, the Company sold the client list of Medialink UK Limited (“Medialink UK”), its UK-based media communications services business, to World Television Group plc (“World”) and subsequently wound down the operation.  The unaudited consolidated financial statements contained in this Form 10-Q reflect both Teletrax and Medialink UK as discontinued operations in all periods presented.

The following discussion and analysis (in thousands of dollars) should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto.

Results of Operations

Three months ended March 31, 2009, compared to three months ended March 31, 2008

Revenues for the three months ended March 31, 2009, decreased by $1,678, or 34.5%, as compared to the 2008 period due primarily to a decline in the volume of work.

Direct costs decreased by $889 in the first quarter of 2009 primarily as a result of a decline in the volume of work.  As a percentage of revenue, direct costs decreased to 39.2% from 44.0% in the comparable 2008 quarter primarily as a result of cost cutting initiatives.

Selling, general, and administrative (“SG&A”) expenses in the first quarter of 2009 decreased by $678 as compared to the 2008 period, but as a percentage of revenue increased to 98.8% in the 2009 quarter from 78.6% in the 2008 quarter.  SG&A expenses decreased as a result of cost cutting initiatives, including lower payroll costs resulting from headcount reductions, a decrease in occupancy costs as a result of consolidating certain offices, and a reduction in both marketing and non-billable travel and entertainment expenses.

There was no depreciation expense in the first quarter of 2009 due to an impairment charge incurred in 2008 that resulted in no net book value in the Company’s fixed assets as of December 31, 2008.  Depreciation expense was $239 for the comparable quarter in 2008.

The Company incurred a charge for exit activities of $81 in the first quarter of 2009 related to vacating the remaining portion of its office location in Norwalk, CT.  The Company incurred a charge for exit activities of $119 in the first quarter of 2008 related to vacating a portion of its facility in New York.

The Company had an operating loss of $1,289 in the first quarter of 2009 as compared to an operating loss of $1,455 in the comparable quarter in 2008.

The Company had net interest expense of $89 in the first quarter of 2009, as compared to net interest expense of $105 in the 2008 quarter.

The results of operations for the three months ended March 31, 2009, include a loss from discontinued operations of $120, which consisted of a loss from operations of $90 and a loss on disposal of $30 related to Medialink UK.  The results of operations for the three months ended March 31, 2008, include a loss from discontinued operations of $1,057, which consisted of a loss from operations of $825 and $232 for Teletrax and Medialink UK, respectively.

Financial Condition

The Company continues to finance its operations and capital investment requirements from its existing cash balances, which totaled $4,686 at March 31, 2009.  Working capital in the first three months of 2009 decreased by $1,491 primarily as a result of the Company funding operating losses during the period.

Cash flows from operating activities of continuing operations increased by $419 during the first three months of 2009 as compared to the comparable period in 2008 due primarily to a Federal tax refund of $574 received in the 2009 period as compared to an increase in prepaid and refundable taxes of $316 in the 2008 period.  Such increase was partially offset by a decrease of $463 in cash generated from operations.

The Company expects to incur operating losses throughout 2009 as revenues continue to decline from the prior year in the current economic climate.  Revenues in the first quarter of 2009 of $3,182 decreased by $1,678 as compared to the comparable quarter in 2008, and the Company currently forecasts a decline in revenues in the second quarter of 2009 of approximately $1,400 from the comparable quarter in 2008.  In addition, during the remainder of 2009 the Company expects to spend approximately $232 related to existing severance obligations to terminated employees that are included as a component of “other liabilities,” $375 related to vacant real estate obligations, $100 for costs associated with the disposal of Medialink UK, and $150 for capital improvements for equipment modernization and replacement.

The Company continues to pursue various strategic alternatives, including obtaining additional financing or investment from potentially interested third-party investors or buyers.  The Company also continues to take action to reduce its costs, and has completed, and will continue to initiate, various measures in an effort to achieve profitability.  If the Company is not successful in these efforts it may not be able to finance its operations and commitments with its working capital, and therefore may not be able to continue as a going concern, which would result in the Company’s inability to realize the carrying value of its assets and liquidate its liabilities.

Critical Accounting Policies

Management must make certain estimates and assumptions in preparing the financial statements of the Company.  Certain of these estimates and assumptions relate to matters that are inherently uncertain as they pertain to future events.  Management believes that the estimates and assumptions used in preparing the financial statements of the Company were the most appropriate at that time, although actual results could differ significantly from those estimates under different conditions.  Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, provides a detailed discussion of the various accounting policies of the Company.  In addition, a summary of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no significant changes to the critical accounting policies previously disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4T.  Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Common stock delisting – In April 2009 the Company received notice from the Nasdaq Stock Market that the Company’s stockholders’ equity as of December 31, 2008, was below the minimum requirement for continued listing on the Nasdaq Capital Market.  In May 2009 the Company submitted a plan to regain compliance.  Upon review of such plan, the Nasdaq Stock Market may either grant an extension of time of no longer than 105 days for the Company to regain compliance or issue a notice of delisting.  If the Company is delisted from the Nasdaq Capital Market its common stock may initially trade on the Pink OTC Market (the “Pink Sheets”) subsequent to such delisting.  The Company will seek to have its common stock traded on the OTC Bulletin Board, but there can be no assurance that it will be successful in such efforts.  Failure to have its common stock listed on the OTC Bulletin Board could result in the acceleration of the principal payment of the Company’s convertible debentures.

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
Dated: May 15, 2009

	By:	/s/ Kenneth G. Torosian
Kenneth G. Torosian
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)
Dated: May 15, 2009

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