Form 10-Q
period 2009-06-30
MEDIALINK WORLDWIDE INC
filed 2009-08-14
CIK 812890

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The number of shares of the issuer's common stock outstanding as of July 31, 2009, was 6,428,059.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of dollars, except share and per-share amounts)

	June 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$2,146	$5,354
Accounts receivable, net of allowance for doubtful accounts of $72 and $84	1,739	2,190
Prepaid expenses	221	264
Prepaid and refundable taxes	247	627
Other current assets	279	824
Total current assets	4,632	9,259

Other assets	153	211

Total assets	$4,785	$9,470

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$871	$1,221
Accrued expenses and other current liabilities	2,881	3,172
Total current liabilities	3,752	4,393

Convertible debentures, net of unamortized discount of $133 in 2008	-	2,517
Other long-term liabilities	186	379
Total liabilities	3,938	7,289

Commitments and contingencies

Stockholders' Equity:
Series A Preferred stock: $.01 par value, authorized 50,000 shares; none
issued and outstanding	-	-
Common stock: $.01 par value, authorized 15,000,000 shares; issued
6,529,180 shares in 2009 and 2008	65	65
Additional paid-in capital	28,874	28,765
Accumulated deficit	(27,862)	(26,412)
Accumulated other comprehensive loss	113	106
Common stock in treasury (at cost, 101,121 shares)	(343)	(343)
Total stockholders' equity	847	2,181

Total liabilities and stockholders' equity	$4,785	$9,470

See notes to unaudited consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share amounts)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$6,732	$9,706	$3,550	$4,846

Operating expenses:
Direct costs	2,563	4,044	1,316	1,908
Selling, general, and administrative expenses	5,653	7,532	2,510	3,711
Depreciation and amortization	-	471	-	232
Goodwill impairment	-	3,429	-	3,429
Charge for exit activities	81	119	-	-

Total operating expenses	8,297	15,595	3,826	9,280

Operating loss	(1,565)	(5,889)	(276)	(4,434)
Gain on debt extinguishment	294	-	294	-
Interest expense - net	(179)	(252)	(90)	(147)

Loss from continuing operations before taxes	(1,450)	(6,141)	(72)	(4,581)
Income tax benefit	(109)	(155)	(109)	(59)

Income (loss) from continuing operations	(1,341)	(5,986)	37	(4,522)
Income (loss) from discontinued operations, net of tax	(109)	(4,591)	11	(3,534)

Net income (loss)	$(1,450)	$(10,577)	$48	$(8,056)

Net income (loss)	$(1,450)	$(10,577)	$48	$(8,056)
Other comprehensive income (loss)	7	(16)	11	(11)

Comprehensive income (loss)	$(1,443)	$(10,593)	$59	$(8,067)

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.21)	$(0.93)	$0.01	$(0.70)
Income (loss) from discontinued operations	(0.02)	(0.72)	0.00	(0.55)

Net income (loss)	$(0.23)	$(1.65)	$0.01	$(1.25)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.21)	$(0.93)	$0.01	$(0.70)
Income (loss) from discontinued operations	(0.02)	(0.72)	0.00	(0.55)

Net income (loss)	$(0.23)	$(1.65)	$0.01	$(1.25)

Weighted average number of common shares:
Basic	6,428	6,428	6,428	6,428
Diluted	6,428	6,428	6,443	6,428

See notes to unaudited consolidated financial statements

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of dollars)

	For the six months ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,450)	$(10,577)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	-	471
Deferred income taxes	-	308
Loss from discontinued operations	109	4,591
Goodwill impairment charge	-	3,429
Gain on debt extinguishment	(294)	-
Other	(168)	444
Changes in operating assets and liabilities:
Accounts receivable	465	363
Prepaid expenses and other assets	488	66
Prepaid and refundable taxes	465	(492)
Accounts payable and accrued expenses	(982)	(783)
Other liabilities	(142)	(250)
Net cash used in operating activities of discontinued operations	(82)	(1,628)
Net cash used in operating activities	(1,591)	(4,058)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(162)
Expenditures on sale of businesses	(27)	-
Net cash used in investing activities of discontinued operations	-	(339)
Net cash used in investing activities	(27)	(501)

CASH FLOWS FROM FINANCING ACTIVITIES - Repayment of
convertible debentures	(1,590)	-

Net decrease in cash and cash equivalents	(3,208)	(4,559)
Cash and cash equivalents at beginning of period	5,354	11,438

Cash and cash equivalents at end of period	$2,146	$6,879

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Company were unable to continue as a going concern. The Company's ability to continue as a going concern is dependent on the ability of the Company to achieve sustained profitability or to obtain additional financing or investment from third-party investors. In July 2009, the Company entered into a merger agreement pursuant to which all of its outstanding common stock would be acquired, subject to stockholder approval (see Note 2). There can be no assurance that the merger will be consummated or that the Company will be successful in its other endeavors.

Certain prior-period amounts in the accompanying financial statements have been reclassified to conform to the 2009 presentation, including the reclassifications necessary to reflect the financial position, results of operations, and cash flows of disposed businesses separately from continuing operations (see Note 5).

2.	Merger

On July 1, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The NewsMarket, Inc. (“The NewsMarket”) and TNM Group Incorporated (“Merger Sub”), a newly-formed wholly-owned subsidiary of The NewsMarket. Pursuant to the Merger Agreement, all issued and outstanding shares of the Company’s common stock and all stock purchase rights will be cancelled and converted into the right to receive cash in the amount of $0.20 per share. The Merger Agreement is subject to the approval of the Company’s stockholders, and upon such approval and consummation of the merger, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of The NewsMarket. The Company’s board of directors has unanimously recommended a “for” vote approving the Merger Agreement.

The Merger Agreement includes customary representations, warranties, and covenants of the Company, The NewsMarket, and Merger Sub. The Company has agreed to operate its business in the ordinary course until the Merger Agreement is approved and the transaction is consummated. The Company has also agreed not to solicit, encourage, or initiate discussions with third parties regarding other proposals to acquire the Company and has agreed to certain other restrictions on its ability to respond to any unsolicited proposals. The Merger Agreement also includes customary termination provisions for both the Company and The NewsMarket, and provides that, in connection with the termination of the Merger Agreement under specified circumstances, either the Company or The NewsMarket may be required to pay to the other party a termination fee of $275.

3.	Subordinated Debentures

On June 30, 2009, the Company entered into Payoff, Amendment and Settlement Agreements (the “Payoff Agreements”) with the holders of its variable rate convertible debentures under which the Company paid $1,590 to fully satisfy the outstanding debentures with a face value of $2,650. In July 2009, subsequent to signing the Payoff Agreements and receipt of payment thereunder, the former debenture holders gave the Company written notice that they intended to file a complaint seeking to block the transactions contemplated by the Merger Agreement. Such claims were denied in their entirety by the Company.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(In thousands of dollars, except per-share amounts)

On July 27, 2009, the Company entered into an Agreement and General Release (the “Release”) with the former debenture holders. Under the terms of the Release, the Company paid $515 to the former debenture holders and provided a general release from any claims the Company may have, including any counter claims, in exchange for a general release of any and all claims by the former debenture holders related to, among other things, the Payoff Agreements and the transactions contemplated by the Merger Agreement. In addition, the Company paid $10 in the aggregate to repurchase from the former debenture holders outstanding warrants to purchase 536,729 shares of the Company’s common stock.

In connection with entering into the Release with the former debenture holders, on July 27, 2009, the Company entered into a Consent and Waiver with The NewsMarket and Merger Sub (the “Consent”). Under the terms of the Consent, The NewsMarket and Merger Sub consented to the actions taken by the Company in connection with the Release and acknowledged that such actions taken by the Company shall not be deemed to be violations of the Merger Agreement.

The Company has been released from all future obligations related to the subordinated debentures and the security interest on the Company’s assets held by the former debenture holders has been terminated. The Company recognized a gain on debt extinguishment of approximately $294 in June 2009 in connection with the Payoff Agreements and the Release.

4.	Preferred Stock

On July 1, 2009, prior to the execution of the Merger Agreement, the Company entered into an amendment (the “Rights Amendment”) to its Preferred Stock Rights Agreement (the “Rights Agreement”). The Rights Amendment, among other things, renders the Rights Agreement inapplicable to the transaction contemplated by the Merger Agreement. The Rights Amendment provides that the approval, execution, or delivery of the Merger Agreement or the consummation of or announcement of the merger or any other transaction contemplated in the Merger Agreement will not result in either The NewsMarket or Merger Sub being deemed an “Acquiring Person” (as such term is defined in the Rights Agreement).

5.	Discontinued Operations

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

On October 1, 2008, the Company sold the client list of Medialink UK Limited (“Medialink UK”), its UK-based media communications services subsidiary, to World Television Group plc (“World”) and subsequently wound down the operation. Under the terms of the agreement, the Company will receive from World a percentage of the gross profit derived from certain Medialink UK client revenue for a period of eighteen months from the closing date. The Company has earned payments totaling approximately $18 related to such gross profit derived by World.

The operations of Teletrax and Medialink UK are presented as discontinued operations for all periods presented in the accompanying consolidated financial statements as follows:

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(In thousands of dollars, except per-share amounts)

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008

Revenues	$-	$4,431	$-	$2,190

Income (loss) from operations before taxes	$(82)	$(4,591)	$8	$(3,534)
Income tax expense	-	-	-	-
Income (loss) from operations	(82)	(4,591)	8	(3,534)

Gain (loss) on disposal before taxes	(27)	-	3	-
Income tax expense	-	-	-	-
Gain (loss) on disposal	(27)	-	3	-

Income (loss) from discontinued operations	$(109)	$(4,591)	$11	$(3,534)

The loss from operations of $82 and the loss on disposal of $27 for the six months ended June 30, 2009, relate entirely to Medialink UK. The loss from operations of $4,591 for the six months ended June 30, 2008, is comprised of a loss from operations of $3,439 and $1,152 for Teletrax and Medialink UK, respectively. Income from operations of $8 and the gain on disposal of $3 for the three months ended June 30, 2009, relate entirely to Medialink UK and represent the settlement of charges previously accrued for less than the amounts originally estimated. The loss from operations of $3,534 for the three months ended June 30, 2008, is comprised of a loss from operations of $2,614 and $920 for Teletrax and Medialink UK, respectively.

6.	Earnings (Loss) per Share

Basic earnings (loss) per share of common stock is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. There were no reconciling items to net income (loss) to arrive at income (loss) available to common stockholders for the year-to-date and quarterly periods ended June 30, 2009 and 2008. Diluted earnings (loss) per share of common stock is computed by giving effect to all dilutive potential common shares.

The number of shares used in the calculation of diluted earnings (loss) per share for the six months ended June 30, 2009, excluded 12,051 incremental shares related to stock options and warrants.  The number of shares for the six months ended June 30, 2008, excluded 493 incremental shares related to stock options and warrants and 1,074,074 incremental shares related to convertible debentures.  All such incremental shares were excluded from the calculation of diluted earnings (loss) per share due to their antidilutive effect on the loss from continuing operations.

The number of shares used in the calculation of diluted earnings (loss) per share for the three months ended June 30, 2009, included 15,049 incremental shares related to stock options and warrants. The number of shares for the three months ended June 30, 2008, excluded 1,074,074 shares related to convertible debentures due to their antidilutive effect on the loss from continuing operations.  There were no incremental shares related to stock options and warrants for the three months ended June 30, 2008.

7.	Exit Activities

In February 2009, the Company completed a plan to vacate the remaining portion of its office location in Norwalk, CT (the “2009 Q1 Plan”). The results of operations for the six months ended June 30, 2009, include a charge of $81 related to the 2009 Q1 Plan, which consisted entirely of costs associated with a contractual lease obligation. In addition, in January 2008, the Company completed a plan to vacate a portion of its facility in New York (the “2008 Q1 Plan”) and during 2006 the Company initiated and completed an exit activity in connection with the sale of U.S. Newswire, the Company’s wire distribution and photography services division (the “2006 Q4 Plan”). In connection with the disposal of Medialink UK, the Company completed certain exit activities in October 2008 (the “2008 Q4 Plan”) that included vacating its facility in London that served as the headquarters and sole facility of Medialink UK.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(In thousands of dollars, except per-share amounts)

The remaining liability for future payments for these plans and the amounts charged against the liability were as follows:

	Total	2006 Q4 Plan	2008 Q1 Plan	2008 Q4 Plan	2009 Q1 Plan

Balance at January 1, 2009	$407	$28	$(13)	$392
Charge for exit activities	81	-	-	-	$81
Facility closure cost receipts (payments)	(484)	(28)	1	(376)	(81)

Balance at June 30, 2009	$4	$-	$(12)	$16	$-

8.	Severance

In June 2009 the Company settled a previously accrued severance obligation on which no future payments will be made.  Selling, general, and administrative (“SG&A”) expenses for the three and six months ended June 30, 2009, include a reduction of $441 related to this settlement.  SG&A expenses for the three and six months ended June 30, 2008, include a severance charge of $196 related to terminated employees.

9.	Stock Options

The Company administers two stock option plans, one covering employees and other eligible participants (the “Employee Plan”) and one covering members of its board of directors (the “Directors’ Plan”). At June 30, 2009, 1,252,937 and 164,400 shares remained available for the issuance of stock options under the Employee Plan and the Directors’ Plan, respectively.

The Company granted 24,000 stock options to non-employee directors on the first business day of 2009 pursuant to the provisions of the Directors’ Plan. All such options vest ratably over a three-year period. No stock options were granted under the Employee Plan during the first six months of 2009.

The following weighted average assumptions were used in calculating the fair value of stock options granted under the Directors’ Plan during the six months ended June 30, 2009:

Directors’ Plan

Expected term	3.60
Expected volatility	1.1758
Expected dividends	0%
Risk-free interest rate	3.75%

For the six months ended June 30, 2009 and 2008, the Company recognized $109 and $176, respectively, of compensation expense related to stock options. For the three months ended June 30, 2009 and 2008, the Company recognized $55 and $87, respectively, of compensation expense related to stock options. Such amounts were based on the fair value of the stock options at the grant date. The Company did not recognize any tax benefit related to the stock-based compensation expense incurred during the six and three months ended June 30, 2009 and 2008.

Information relating to activity in the Employee Plan for the six months ended June 30, 2009, is summarized in the following table. All stock option grants included in the following table had exercise prices equal to the market price on the grant date.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(In thousands of dollars, except per-share amounts)

	Number of shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2009	491,725	$4.44
Options forfeited and expired	(33,400)	$8.01

Options outstanding at June 30, 2009	458,325	$4.18	$0	6.14

Options exercisable at June 30, 2009	302,975	$4.11	$0	5.37

Information relating to activity in the Directors’ Plan for the six months ended June 30, 2009, is summarized in the following table. All stock option grants included in the following table had exercise prices equal to the market price on the grant date.

	Number of shares	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2009	217,200	$4.55
Options granted	24,000	$0.06	$0.04
Options forfeited and expired	(9,000)	$16.50

Options outstanding at June 30, 2009	232,200	$3.62		$4	5.96

Options exercisable at June 30, 2009	178,533	$3.96		$0	5.11

Compensation expense related to non-vested stock options under both the Employee Plan and the Directors’ Plan that was not recognized as of June 30, 2009, totaled $275 and is expected to be recognized over a weighted average period of 1.6 years. No options were exercised during the six months ended June 30, 2009 and 2008. The Company has a policy of issuing new shares of common stock upon the exercise of stock options.

10.	Supplemental Cash Flow Information:

Cash paid for interest and income taxes during the six months ended June 30, 2009 and 2008, was as follows:

	2009	2008

Interest paid	$4	$213

Income taxes paid (refunded) – net	$(551)	$29

There were no non-cash investing and financing activities for the six months ended June 30, 2009 and 2008.

MEDIALINK WORLDWIDE INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(In thousands of dollars, except per-share amounts)

11.	Common Stock Listing

In April 2009, the Company received notice from The NASDAQ Stock Market (“NASDAQ”) that the Company’s stockholders’ equity of $2,181 as of December 31, 2008, was below the minimum requirement of $2,500 for continued listing on The NASDAQ Capital Market as set forth in NASDAQ Listing Rule 5550(b)(1). In June 2009, upon review of a plan to regain compliance submitted by the Company, NASDAQ granted an extension until August 3, 2009, for the Company to regain compliance. On August 4, 2009, the Company received a staff determination letter from NASDAQ noting that the Company had not regained compliance as of that date and, as a result, the Company’s common stock will be subject to delisting from NASDAQ unless the Company requests a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). The Company has requested such a hearing, which is scheduled for September 23, 2009, and as a result the Company expects that its common stock will remain listed on NASDAQ pending the issuance of a decision by the Panel following the hearing.

In August 2008, the Company received notice from NASDAQ that for a period of thirty consecutive business days the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing in accordance with NASDAQ Listing Rule 4310(c)(4). In accordance with NASDAQ Listing Rule 4310(c)(8)(D), the Company has been provided with a grace period of 180 days to regain compliance. During this grace period, the Company’s common stock continues to be listed on NASDAQ. NASDAQ temporarily suspended the $1.00 per share minimum bid price requirement for continued listing through July 31, 2009. Accordingly, the Company’s grace period has been extended through November 30, 2009.

If the Company’s common stock is delisted from The NASDAQ Capital Market it may initially trade on the Pink OTC Market (also known as the “Pink Sheets”) subsequent to such delisting. The Company may seek to have its common stock traded on the OTC Bulletin Board, but there can be no assurance that it will be successful in such efforts.

12.	Subsequent Events

The Company has evaluated subsequent events through August 14, 2009, the date that the Company’s financial statements were issued.

13.	Recently Issued Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” was issued in May 2009 and is effective for interim or annual financial periods ending after June 15, 2009. SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company does not expect the provisions of SFAS No. 165 to have a material effect on its financial condition or results of operations.

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” was issued in July 2009 and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which was issued in November 2008. SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. generally accepted accounting principles. The Codification will supersede all existing non-SEC accounting and reporting standards and, once in effect, all of its content will carry the same level of authority. Accordingly, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. The Company does not expect the provisions of SFAS No. 168 to have a material effect on its financial reporting.

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

On July 1, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The NewsMarket, Inc. (“The NewsMarket”) and TNM Group Incorporated (“Merger Sub”), a newly-formed wholly-owned subsidiary of The NewsMarket. Pursuant to the Merger Agreement, all issued and outstanding shares of the Company’s common stock and all stock purchase rights will be cancelled and converted into the right to receive cash in the amount of $0.20 per share. The Merger Agreement is subject to the approval of the Company’s stockholders, and upon such approval and consummation of the merger, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of The NewsMarket. The Company’s board of directors has unanimously recommended a “for” vote approving the Merger Agreement.

On June 30, 2009, the Company entered into Payoff, Amendment and Settlement Agreements (the “Payoff Agreements”) with the holders of its variable rate convertible debentures under which the Company paid $1,590 to fully satisfy the outstanding debentures with a face value of $2,650. In July 2009, subsequent to signing the Payoff Agreements and receipt of payment thereunder, the former debenture holders gave the Company written notice that they intended to file a complaint seeking to block the transactions contemplated by the Merger Agreement. Such claims were denied in their entirety by the Company.

On July 27, 2009, the Company entered into an Agreement and General Release (the “Release”) with the former debenture holders. Under the terms of the Release, the Company paid $515 to the former debenture holders and provided a general release from any claims the Company may have, including any counter claims, in exchange for a general release of any and all claims by the former debenture holders related to, among other things, the Payoff Agreements and the transactions contemplated by the Merger Agreement. In addition, the Company paid $10 in the aggregate to repurchase from the former debenture holders outstanding warrants to purchase 536,729 shares of the Company’s common stock.

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

Results of Operations

Six months ended June 30, 2009, compared to six months ended June 30, 2008

Revenues for the six months ended June 30, 2009, decreased by $2,974, or 30.6%, as compared to the 2008 period due primarily to a decline in the volume of work.

Direct costs decreased by $1,481 in the first six months of 2009 primarily as a result of a decline in the volume of work. As a percentage of revenue, direct costs decreased to 38.1% from 41.7% in the comparable 2008 period primarily as a result of cost cutting initiatives.

Selling, general, and administrative (“SG&A”) expenses in the first six months of 2009 decreased by $1,879 as compared to the 2008 period, but as a percentage of revenue increased to 84.0% in the 2009 period from 77.6% in the 2008 period. SG&A expenses in the 2009 period include a reduction of $441 from the settlement of a previously accrued severance obligation on which no future payments will be made. SG&A expenses in the 2008 period include a severance charge of $196.

Exclusive of the reduction in SG&A for the severance obligation settlement in the 2009 period and the severance charge in the 2008 period, SG&A expenses in the first six months of 2009 decreased by $1,242 as compared to the 2008 period, but as a percentage of revenue increased to 90.5% from 75.6% in the 2008 period. SG&A expenses decreased as a result of cost cutting initiatives, including lower payroll costs resulting from headcount reductions, a decrease in occupancy costs as a result of consolidating certain offices, a decrease in professional fees as a result of the disposal of businesses, and a reduction in both marketing and non-billable travel and entertainment expenses.  These decreases were partially offset by $185 of transaction costs incurred in the 2009 period related to the merger.

There was no depreciation expense in the first six months of 2009 due to an impairment charge incurred in 2008 that resulted in no net book value in the Company’s fixed assets as of December 31, 2008. Depreciation expense was $471 for the comparable period in 2008.

The Company incurred a goodwill impairment charge of $3,429 in the first six months of 2008 based on its goodwill impairment test at that time indicating that the carrying value of the goodwill exceeded its fair value. No goodwill remained on the Company’s balance sheet as of June 30, 2008.

The Company incurred a charge for exit activities of $81 in the first six months of 2009 related to vacating the remaining portion of its office location in Norwalk, CT. The Company incurred a charge for exit activities of $119 in the first six months of 2008 related to vacating a portion of its facility in New York.

The Company had an operating loss of $1,565 in the first six months of 2009 as compared to an operating loss of $5,889 in the comparable period in 2008.

The Company recognized a gain of $294 on the extinguishment of its subordinated debentures in connection with the Payoff Agreements and the Release in the first six months of 2009.

The Company incurred net interest expense of $179 in the first six months of 2009, as compared to net interest expense of $252 in the 2008 period.

The results of operations for the six months ended June 30, 2009, include a loss from discontinued operations of $109, which consisted of a loss from operations of $82 and a loss on disposal of $27 related to Medialink UK. The results of operations for the six months ended June 30, 2008, include a loss from discontinued operations of $4,591, which consisted of a loss from operations of $3,439 and $1,152 for Teletrax and Medialink UK, respectively.

Three months ended June 30, 2009, compared to three months ended June 30, 2008

Revenues for the three months ended June 30, 2009, decreased by $1,296, or 26.7%, as compared to the 2008 period due primarily to a decline in the volume of work.

Direct costs decreased by $592 in the second quarter of 2009 primarily as a result of a decline in the volume of work. As a percentage of revenue, direct costs decreased to 37.1% from 39.4% in the comparable 2008 quarter primarily as a result of cost cutting initiatives.

SG&A expenses in the second quarter of 2009 decreased by $1,201 as compared to the 2008 period, and as a percentage of revenue decreased to 70.7% in the 2009 quarter from 76.6% in the 2008 quarter. SG&A expenses in the 2009 quarter include a reduction of $441 from the settlement of a previously accrued severance obligation on which no future payments will be made. SG&A expenses in the 2008 period include a severance charge of $196.

Exclusive of the reduction in SG&A for the severance obligation settlement in the 2009 period and the severance charge in the 2008 period, SG&A expenses in the second quarter of 2009 decreased by $564 as compared to the 2008 quarter, but as a percentage of revenue increased to 83.1% from 72.5% in the 2008 quarter. SG&A expenses decreased as a result of cost cutting initiatives, including lower payroll costs resulting from headcount reductions, a decrease in occupancy costs as a result of consolidating certain offices, a decrease in professional fees as a result of the disposal of businesses, and a reduction in both marketing and non-billable travel and entertainment expenses.  These decreases were partially offset by $185 of transaction costs incurred in the 2009 quarter related to the merger.

There was no depreciation expense in the second quarter of 2009 due to an impairment charge incurred in 2008 that resulted in no net book value in the Company’s fixed assets as of December 31, 2008. Depreciation expense was $232 for the comparable quarter in 2008.

The Company incurred a goodwill impairment charge of $3,429 in the second quarter of 2008 based on its goodwill impairment test at that time indicating that the carrying value of the goodwill exceeded its fair value.

The Company incurred an operating loss of $276 in the second quarter of 2009 as compared to an operating loss of $4,434 in the comparable quarter in 2008.

The Company recognized a gain of $294 on the extinguishment of its subordinated debentures in connection with the Payoff Agreements and the Release in the second quarter of 2009.

The Company had net interest expense of $90 in the second quarter of 2009, as compared to net interest expense of $147 in the 2008 quarter.

The results of operations for the three months ended June 30, 2009, include income from discontinued operations of $11, which consisted of income from operations of $8 and a gain on disposal of $3 related to Medialink UK and represent the settlement of charges previously accrued for less than the amounts originally estimated. The results of operations for the three months ended June 30, 2008, include a loss from discontinued operations of $3,534, which consisted of a loss from operations of $2,614 and $920 for Teletrax and Medialink UK, respectively.

Financial Condition

The Company continues to finance its operations and capital investment requirements from its existing cash balances, which totaled $2,146 at June 30, 2009. Working capital in the first six months of 2009 decreased by $3,986 primarily as a result of the Company paying $1,590 in connection with the Payoff Agreements, accruing $525 in connection with the Release, and funding its operating losses during the period.

Cash flows from operating activities of continuing operations increased by $921 during the first six months of 2009 as compared to the comparable period in 2008 due primarily to a Federal tax refund of $574 received in the 2009 period as compared to tax payments of $492 in the 2008 period and the receipt of a real estate security deposit and non-trade receivables during the 2009 period. Such increases were partially offset by payments made in the 2009 period related to exit activities. During the first six months of 2009 the Company paid $1,590 to extinguish its subordinated debentures.

The Company expects to incur operating losses throughout 2009 as revenues continue to decline from the prior year in the current economic climate. Revenues in the first six months of 2009 of $6,732 decreased by $2,974 as compared to the comparable period in 2008, and the Company currently forecasts a decline in revenues in the third quarter of 2009 of approximately $1,000 from the comparable quarter in 2008. In addition, the Company paid $525 in July 2009 related to the Release and during the remainder of 2009 the Company expects to spend approximately $75 for capital improvements for equipment modernization and replacement.

In July 2009, the Company entered into the Merger Agreement. The Company also continues to take action to reduce its costs, and has completed, and will continue to initiate, various measures in an effort to achieve sustained profitability. There can be no assurance that the merger will be consummated. If the merger is not consummated or the Company is unable to achieve sustained profitability, the Company will need to obtain additional financing or investment from third-party investors.  If the Company is not successful in these efforts, it may not be able to finance its operations and commitments with its working capital, and therefore may not be able to continue as a going concern. This would result in the Company’s inability to realize the carrying value of its assets and liquidate its liabilities, and would likely result in the Company ceasing operations.

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” was issued in May 2009 and is effective for all interim and annual financial periods ending after June 15, 2009. SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company does not expect the provisions of SFAS No. 165 to have a material effect on its financial condition or results of operations.

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” was issued in July 2009 and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which was issued in November 2008. SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. generally accepted accounting principles. The Codification will supersede all existing non-SEC accounting and reporting standards and, once in effect, all of its content will carry the same level of authority. Accordingly, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. The Company does not expect the provisions of SFAS No. 168 to have a material effect on its financial reporting.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4T. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2009. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The following risk factors supplements the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Failure to consummate merger – On July 1, 2009, the Company entered into an Agreement and Plan of Merger with The NewsMarket, Inc. (the “Merger Agreement”), pursuant to which all issued and outstanding shares of the Company’s common stock and all stock purchase rights will be cancelled and converted into the right to receive cash in the amount of $0.20 per share. The Merger Agreement is subject to stockholder approval and there can be no assurance that the merger will be consummated. If the merger is not consummated for any reason, including the Merger Agreement not being approved, stockholders may not receive any consideration for their shares.

Available cash – The Company’s cash balance at June 30, 2009, was $2,146,000. In June 2009, the Company paid $1,590,000 to fully extinguish its outstanding subordinated debentures. In July 2009, the Company paid a total of $525,000 and provided a general release to the former debenture holders in exchange for a general release of any and all claims from the former debenture holders and the repurchase from the former debenture holders of outstanding warrants to purchase 536,729 shares of the Company’s common stock. Also in July 2009, the Company entered into the Merger Agreement, which is subject to stockholder approval. There can be no assurance that the merger will be consummated. If the merger is not consummated, the Company’s remaining cash reserves may not be sufficient for it to continue as a going concern, which may result in the Company’s inability to realize the carrying value of its assets and liquidate its liabilities, and would likely result in the Company ceasing operations.

Common stock delisting – In April 2009 the Company received notice from The NASDAQ Stock Market (“NASDAQ”) that the Company’s stockholders’ equity as of December 31, 2008, was below the minimum requirement for continued listing on The NASDAQ Capital Market. In June 2009, upon review of a plan to regain compliance submitted by the Company, NASDAQ granted an extension until August 3, 2009, for the Company to regain compliance. On August 4, 2009, the Company received staff determination letter from NASDAQ noting that the Company had not regained compliance as of that date and, as a result, the Company’s common stock will be subject to delisting from NASDAQ unless the Company requests a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). The Company has requested such a hearing, which is scheduled for September 23, 2009, and as a result the Company expects that its common stock will remain listed on NASDAQ pending the issuance of a decision by the Panel following the hearing. If the Company’s common stock is delisted from The NASDAQ Capital Market it may initially trade on the Pink OTC Market (also known as the “Pink Sheets”) subsequent to such delisting. The Company may seek to have its common stock traded on the OTC Bulletin Board, but there can be no assurance that it will be successful in such efforts. A delisting of the Company’s common stock from The NASDAQ Capital Market could have an adverse effect on the market for and liquidity of the common stock.

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
Dated: August 14, 2009

	By:	/s/ Kenneth G. Torosian
Kenneth G. Torosian
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)
Dated: August 14, 2009

EXHIBIT INDEX

Exhibit No.	Description

2.1
Asset Purchase Agreement dated as of September 29, 2006, between Medialink Worldwide Incorporated and PR Newswire Association, LLC (Incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed on October 5, 2006).

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

2.4(a)
Agreement and Plan of Merger dated as of July 1, 2009, by and between The NewsMarket, Inc. and TNM Group Incorporated and Medialink Worldwide Incorporated (Incorporated by reference to Exhibit No. 2.1 of Registrant’s Current Report on Form 8-K filed on July 8, 2009).

2.4(b)
Consent and Waiver made as of July 27, 2009, by and among Medialink Worldwide Incorporated, The NewsMarket, Inc., and TNM Group Incorporated (Incorporated by reference to Exhibit No. 2.1 of the Registrant’s Current Report on Form 8-K filed on July 27, 2009).

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

4.1(a)
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

4.1(b)
Amendment No. 1 to Preferred Stock Rights Agreement entered into as of July 1, 2009, by and between Medialink Worldwide Incorporated and Mellon Investor Services LLC (Incorporated by reference to Exhibit No. 4.1 of Registrant’s Current Report on Form 8-K filed on July 8, 2009).

4.2	Form of Variable Rate Convertible Debenture due November 9, 2009 (Incorporated by reference to Exhibit No. 4.2 of Registrant’s Current Report on Form 8-K filed on November 9, 2004).
4.3	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit No. 4.1 of Registrant’s Current Report on Form 8-K filed on November 9, 2004).
4.4	Form of Registration Rights Agreement, dated as of November 8, 2004 (Incorporated by reference to Exhibit No. 4.3 of Registrant’s Current Report on Form 8-K filed on November 9, 2004).
4.5	Form of Amendment and Waiver Agreement dated as of October 6, 2008 (Incorporated by reference to Exhibit No. 4.5 of Registrant’s Current Report on Form 8-K filed on October 10, 2008).
4.6	Form of Payoff, Amendment and Settlement Agreement dated as of June 30, 2009 (Incorporated by reference to Exhibit No. 4.6 of Registrant’s Current Report on Form 8-K filed on July 7, 2009).
4.7
Agreement and General Release entered into as of July 27, 2009, by and between Medialink Worldwide Incorporated and Iroquois Master Fund, Ltd., Rockmore Investment Master Fund Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (Incorporated by reference to Exhibit No. 4.7 of the Registrant’s Current Report on Form 8-K filed on July 27, 2009).

10.1(a)
Amended and Restated Employment Agreement, dated as of December 31, 2005, by and between Medialink Worldwide Incorporated and Laurence Moskowitz (Incorporated by reference to Exhibit No. 10.1 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.1(b)
Separation Agreement and General Release effective as of July 1, 2009, by and between Medialink Worldwide Incorporated and Laurence Moskowitz (Incorporated by reference to Exhibit No. 10.1 of Registrant’s Current Report on Form 8-K filed on July 8, 2009).

10.3(a)
Separation Agreement and General Release, dated as of December 30, 2005, by and between Medialink Worldwide Incorporated and J. Graeme McWhirter (Incorporated by reference to Exhibit No. 10.3 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.3(b)
Supplement to Separation Agreement and General Release, effective as of June 30, 2009, by and between Medialink Worldwide Incorporated and J. Graeme McWhirter (Incorporated by reference to Exhibit No. 10.3(b) of Registrant’s Current Report on Form 8-K filed on July 7, 2009).

Exhibit No.	Description

10.4
Asset Purchase Agreement, dated December 31, 2004, by and between Medialink Worldwide Incorporated and Bacon’s Information Inc. (Incorporated by reference to Exhibit No. 10.1 of Registrant’s Current Report on Form 8-K/A filed on March 14, 2005).

10.5
Agreement for the Sale and Purchase of Certain Assets of Medialink UK Limited forming part of the Delahaye Business, dated December 31, 2004, by and between Medialink UK Limited and Romeike Limited (Incorporated by reference to Exhibit No. 10.2 of Registrant’s Current Report on Form 8-K/A filed on March 14, 2005).

10.7
Medialink Worldwide Incorporated 401(k) Employee Savings Plan (Incorporated by reference to Exhibit No. 10.7 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.8
Medialink Worldwide Incorporated Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit No. 10.8 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.9
Medialink Worldwide Incorporated Amended and Restated 1996 Directors Stock Option Plan (Incorporated by reference to Exhibit No. 10.9 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006).

10.12(a)
Amended and Restated Employment Agreement, dated as of November 12, 2008, by and between Medialink Worldwide Incorporated and Kenneth G. Torosian (Incorporated by reference to Exhibit No. 10.12 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

10.12(b)
Amended and Restated Separation Agreement and General Release effective as of July 1, 2009, by and between Medialink Worldwide Incorporated and Kenneth Torosian (Incorporated by reference to Exhibit No. 10.12 of Registrant’s Current Report on Form 8-K filed on July 27, 2009).

10.13(a)
Employment Agreement, dated as of September 9, 2005, by and between Medialink Worldwide Incorporated and Lawrence A. Thomas (Incorporated by reference to Exhibit No. 10.13 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005).

10.13(b)
Separation Agreement and General Release effective as of July 1, 2009, by and between Medialink Worldwide Incorporated and Lawrence Thomas (Incorporated by reference to Exhibit No. 10.13 of Registrant’s Current Report on Form 8-K filed on July 8, 2009).

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

10.17
Stockholder Voting Agreement dated as of July 1, 2009, by and among named Shareholders, Medialink Worldwide Incorporated, The NewsMarket, Inc., and TNM Group Incorporated (Incorporated by reference to Exhibit No. 10.17 of Registrant’s Current Report on Form 8-K filed on July 8, 2009).

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