Form 10-K/A
period 2008-12-31
MEDIALINK WORLDWIDE INC
filed 2009-11-18
CIK 812890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

		Page

	Explanatory Note	3

	Forward Looking Statements	4

PART I

8	Financial Statements and Supplementary Data

9A(T)	Controls and Procedures	5

PART IV

15	Exhibits, Financial Statement Schedules	6

	Signatures	7

EXPLANATORY NOTE

The Registrant is filing this Amendment to its annual report on Form 10-K for the fiscal year ended December 31, 2008, as amended by Amendment No. 1 thereto on Form 10-K/A filed April 30, 2009, to supplement Exhibits 31.1 and 31.2 of that report by adding to the certifications of the Registrant’s principal executive officer and principal financial officer, statements as to these officers’ responsibility for internal control over financial reporting and their participation in the design of such controls.  The foregoing amendments have not resulted in any modification to the consolidated financial statements included in Item 1 of Part I or the disclosure included in Item 9A(T) of Part I of this report on Form 10-K/A, or any of the information contained in Registrant’s Form 10-K, as amended by Amendment No. 1 thereto on Form 10-K/A filed April 30, 2009, for the fiscal year ended December 31, 2008 except for the new certifications filed as Exhibits 31.3 and 31.4 to Form 10-K/A.

FORWARD LOOKING STATEMENTS

Certain statements made in this report on Form 10-K/A are “forward looking” statements (within the meaning of the Private Securities Litigation Reform Act of 1995, as amended).  Such statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements.  See “Item 1A – Risk Factors” of our Form 10-K filed April 15, 2009 for a description of certain factors that might cause such a difference.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Listed below are the documents filed as part of this report:

	1.	Financial Statements and the Report of Independent Registered Public Accounting Firm:	F-2

		Report of Independent Registered Public Accounting Firm	F-2

		Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

		Consolidated Statements of Operations for the years ended December 31, 2008 and 2007	F-4

		Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	F-5

		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 and 2007	F-6

		Notes to consolidated financial statements	F-7

	2.	Financial Statement Schedules:

		Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2008 and 2007	S-1

	3.	Exhibits:

		See Exhibit Index commencing on page G-1 herein.	G-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIALINK WORLDWIDE INCORPORATED

By:	/s/ James K. Lonergan
James K. Lonergan
Chief Executive Officer
Date: November 18, 2009

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

Allowance for Doubtful Accounts :  The Company recognizes bad debt expense on trade receivables through an allowance account using estimates based on past experience, and writes off trade receivables against the allowance account when the Company believes it has exhausted all available means of collection.

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
31.1
Certification of the principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.  (Incorporated by reference to Exhibit 31.1 of the Registrant’s Quarterly Report on Form 10-K filed on April 15, 2009)

31.2
Certification of the principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.  (Incorporated by reference to Exhibit 31.2 of the Registrant’s Quarterly Report on Form 10-K filed on April 15, 2009)

31.3	Certification of the principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as amended.
31.4	Certification of the principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as amended.
32
Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  (Incorporated by reference to Exhibit 32 of the Registrant’s Annual Report on Form 10-K filed on April 15, 2009)

G-2

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