Form 10-Q/A
period 2009-06-30
MEDIALINK WORLDWIDE INC
filed 2009-11-18
CIK 812890

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q/A

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

EXPLANATORY NOTE

The Registrant is filing this Amendment to its quarterly report on Form 10-Q filed August 14, 2009, to supplement Exhibits 31.1 and 31.2 of this report by adding to the certifications of the Registrant’s principal executive officer and principal financial officer, statements as to these officers’ responsibility for internal control over financial reporting and their participation in the design of such controls.  The foregoing amendments have not resulted in any modification to the consolidated financial statements included in Item 1 of Part I or the disclosure included in Item 4T of Part I of this report on Form 10-Q/A, or any of the information contained in Registrant’s Form 10-Q filed August 14, 2009, except for the new certifications filed as Exhibits 31.3 and 31.4 to this Form 10-Q/A.

FORWARD LOOKING STATEMENTS

Certain statements made in this Report on Form 10-Q/A are “forward looking” statements (within the meaning of the Private Securities Litigation Reform Act of 1995, as amended). Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. See Part II Item 1A “Risk Factors” in the Company’s Quarterly Report on Form 10-Q filed August 14, 2009 and Part I Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed April 15, 2009, for a description of certain factors that might cause such a difference.

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

PART II – OTHER INFORMATION
Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIALINK WORLDWIDE INCORPORATED
(Registrant)

	By:	/s/ James K. Lonergan
James K. Lonergan
Chief Executive Officer
Dated: November 18, 2009

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

31.1
Certification of the principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (Incorporated by reference to Exhibit 31.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009).

31.2
Certification of the principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.  (Incorporated by reference to Exhibit 31.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009).

31.3	Certification of the principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as amended.
31.4	Certification of the principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as amended.
32
Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  (Incorporated by reference to Exhibit 32 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009).